Form 10-K
period 2013-12-31
Norwegian Cruise Line Holdings Ltd.
filed 2014-02-21
CIK 1513761

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of June 28, 2013, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of voting stock held by non-affiliates of the registrant based upon the closing sales price for the registrant’s ordinary shares as reported on The NASDAQ Stock Market was $820.7 million.

There were 205,167,499 ordinary shares outstanding as of February 14, 2014.

Documents Incorporated by Reference

Portions of the Proxy Statement for the registrant’s 2014 Annual General Meeting of Shareholders, to be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2013, are incorporated by reference in Part III herein.

NORWEGIAN CRUISE LINE HOLDINGS LTD.

Terms Used in this Annual Report

Unless otherwise indicated or the context otherwise requires, references in this annual report to (i) the “Company,” “we,” “our” and “us” refer to, prior to the consummation of our IPO, NCL Corporation Ltd. and/or its subsidiaries and after our IPO, Norwegian Cruise Line Holdings Ltd., or “NCLH” and its subsidiaries, (ii) “NCLC” refers to NCL Corporation Ltd. and/or its subsidiaries, (iii) “Norwegian Cruise Line” or “Norwegian” refers to the Norwegian Cruise Line brand and its predecessors and “NCL America” or “NCLA” refers to our U.S.-flagged operations, (iv) “Apollo” refers to Apollo Global Management, LLC and its subsidiaries and the “Apollo Funds” refers to one or more of AIF VI NCL (AIV), L.P., AIF VI NCL (AIV II), L.P., AIF VI NCL (AIV III), L.P., AIF VI NCL (AIV IV), L.P., AAA Guarantor-Co-Invest VI (B), L.P., Apollo Overseas Partners (Delaware) VI, L.P., Apollo Overseas Partners (Delaware 892) VI, L.P., Apollo Overseas Partners VI, L.P. and Apollo Overseas Partners (Germany) VI, L.P., (v) “TPG Global” refers to TPG Global, LLC, “TPG” refers to TPG Global and its affiliates and the “TPG Viking Funds” refers to one or more of TPG Viking, L.P., TPG Viking AIV I, L.P., TPG Viking AIV II, L.P., and TPG Viking AIV III, L.P. and/or certain other affiliated investment funds, each an affiliate of TPG, (vi) “Genting HK” refers to Genting Hong Kong Limited and/or its affiliates (formerly Star Cruises Limited and/or its affiliates) (Genting HK owns NCLH’s ordinary shares indirectly through Star NCLC Holdings Ltd. (“Star NCLC”)), and (vii) “Affiliate(s)” or “Sponsor(s)” refers to Genting HK, the Apollo Funds and/or the TPG Viking Funds. References to the “U.S.” are to the United States of America, “dollars” or “$” are to U.S. dollars and “euros” or “€” are to the official currency of the Eurozone. For further information about our non-GAAP financial measures including a reconciliation to the most directly comparable GAAP financial measure, we refer you to “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Unless otherwise indicated, in this annual report, the following terms have the meanings set forth below:

•	Adjusted EBITDA. EBITDA adjusted for other income (expense), impairment loss and other supplemental adjustments.

•	Adjusted EBITDA Margin. Adjusted EBITDA as a percentage of total revenue.

•	Adjusted EPS. Diluted earnings (loss) per share adjusted for supplemental adjustments.

•	Adjusted Net Cruise Cost Excluding Fuel. Net Cruise Cost less fuel expense adjusted for supplemental adjustments.

•	Adjusted Net Income. Net income adjusted for supplemental adjustments.

•	Berths. Double occupancy capacity per cabin (single occupancy per studio cabin) even though many cabins can accommodate three or more passengers.

•	Breakaway Class Ships. Norwegian Breakaway delivered in April 2013 and Norwegian Getaway delivered in January 2014.

•	Breakaway Plus Class Ships. Norwegian Escape scheduled for delivery in the fourth quarter of 2015 and Norwegian Bliss scheduled for delivery in the first quarter of 2017.

•	Business Enhancement Capital Expenditures. Capital expenditures other than those related to new ship construction.

•	Capacity Days. Available Berths multiplied by the number of cruise days for the period.

•	Charter. The hire of a ship for a specified period of time.

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

•	Net Cruise Cost. Gross Cruise Cost less commissions, transportation and other expense and onboard and other expense.

•	Net Cruise Cost Excluding Fuel. Net Cruise Cost less fuel expense.

•	Net Revenue. Total revenue less commissions, transportation and other expense and onboard and other expense.

•	Net Yield. Net Revenue per Capacity Day.

•	Occupancy Percentage. The ratio of Passenger Cruise Days to Capacity Days. A percentage in excess of 100% indicates that three or more passengers occupied some cabins.

•	Passenger Cruise Days. The number of passengers carried for the period, multiplied by the number of days in their respective cruises.

•	ROI Capital Expenditures. Comprised of project-based capital expenditures which have a quantified return on investment.

•	SEC. U.S. Securities and Exchange Commission.

•

Secondary Offering(s). Public offering in August 2013 resulting in the sale of 23,000,000 ordinary shares by our Sponsors and public offering in December 2013 resulting in the sale of 25,300,000 ordinary shares by our Sponsors.

•	Shipboard Retirement Plan. An unfunded defined benefit pension plan for certain crew members which computes benefits based on years of service, subject to certain requirements.

Industry and Market Data

This annual report includes market share and industry data and forecasts that we obtained from industry publications, third-party surveys and internal company surveys. Industry publications, including those from Cruise Lines International Association (“CLIA”) and surveys and forecasts generally state that the information contained therein has been obtained from sources believed to be reliable. CLIA is a non-profit marketing and training organization formed in 1975 to promote cruising. All CLIA information, obtained from the CLIA website “cruising.org,” relates to the CLIA member cruise lines. In 2013, CLIA expanded to include similar organizations outside of North America. Today CLIA represents 63 global cruise brands which operate 95% of global cruise capacity. All other references to third party information are publicly available at nominal or no cost. We use the most currently available industry and market data to support statements as to our market position. Although we believe that the industry publications and third-party sources are reliable, we have not independently verified any of the data. Similarly, while we believe our internal estimates with respect to our industry are reliable, our estimates have not been verified by any independent sources. While we are not aware of any misstatements regarding any industry data presented herein, our estimates, in particular as they relate to market share and our general expectations, involve risks and uncertainties and are subject to change based on various factors, including those discussed under “Item 1A—Risk Factors” and “Item 7— Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this annual report.

Cautionary Statement Concerning Forward-Looking Statements

Certain statements in this annual report constitute forward-looking statements intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical facts in this report, including, without limitation, those regarding our business strategy, financial position, results of operations, plans, prospects and objectives of management for future operations (including development plans and objectives relating to our activities), are forward-looking statements. Many, but not all of these statements can be found by looking for words like “expect,” “anticipate,” “goal,” “project,” “plan,” “believe,” “seek,” “will,” “may,” “forecast,” “estimate,” “intend” and “future” and for similar words. Forward-looking statements do not guarantee future performance and may involve risks, uncertainties and other factors which could cause our actual results, performance or achievements to differ materially from the future results, performance or achievements expressed or implied in those forward-looking statements. Examples of these risks, uncertainties and other factors include, but are not limited to:

•

the adverse impact of general economic conditions and related factors such as high levels of unemployment and underemployment, fuel price increases, declines in the securities and real estate markets, and perceptions of these conditions that decrease the level of disposable income of consumers or consumer confidence;

•	changes in cruise capacity, as well as capacity changes in the overall vacation industry;

•	intense competition from other cruise companies as well as non-cruise vacation alternatives which could affect our ability to compete effectively;

•	negative publicity surrounding the cruise industry;

•	changes in fuel prices and/or other cruise operating costs;

•	the risks associated with operating internationally, including changes in interest rates and/or foreign currency rates;

•	the continued borrowing availability under our credit facilities and compliance with our financial covenants;

•	our substantial indebtedness, including the inability to generate the necessary amount of cash to service our existing debt, and to repay our credit facilities;

•	our ability to incur significantly more debt despite our substantial existing indebtedness;

•

the impact of volatility and disruptions in the global credit and financial markets which may adversely affect our ability to borrow and could increase our counterparty credit risks, including those under our credit facilities, derivatives, contingent obligations, insurance contracts and new ship progress payment guarantees;

•	adverse events impacting the security of travel such as terrorist acts, acts of piracy, armed conflict and other international events;

•	the impact of any future changes relating to how external distribution channels sell and market our cruises;

•	the impact of any future increases in the price of, or major changes or reduction in, commercial airline services;

•	the impact of delays, costs and other factors resulting from emergency ship repairs as well as scheduled repairs, maintenance and refurbishment of our ships;

•	the delivery schedules and estimated costs of new ships on terms that are favorable or consistent with our expectations;

•	the impact of problems encountered at shipyards, as well as, any potential claim, impairment loss, cancellation or breach of contract in connection with our contracts with shipyards;

•	the impact of the spread of epidemics and viral outbreaks;

•	the uncertain political environment in countries where we operate;

•	the impact of weather and natural disasters;

•

accidents and other incidents affecting the health, safety, security and vacation satisfaction of guests or causing damage to ships, which could cause the modification of itineraries or cancellation of a cruise or series of cruises;

•	the impact of pending or threatened litigation and investigations;

•	our ability to obtain insurance coverage on terms that are favorable or consistent with our expectations;

•	the impact of any breaches in data security or other disturbances to our information technology and other networks;

•	the impact of amendments to our collective bargaining agreements for crew members and other employee relation issues;

•	the continued availability of attractive port destinations;

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

In January 2013, NCLH completed its IPO and NCLC and NCLH completed the Corporate Reorganization (defined below). In August 2013 and December 2013, NCLH completed the Secondary Offerings. Subsequent to our IPO and the Secondary Offerings, the relative ownership percentages of NCLH’s ordinary shares as of December 31, 2013 by our Sponsors was 62.7%.

Our Sponsors

Apollo

Apollo is a leading global alternative investment manager with offices in New York, Los Angeles, Houston, London, Frankfurt, Luxembourg, Singapore, Hong Kong and Mumbai. Apollo has assets under management of over $161.2 billion invested in its private equity, capital markets and real estate businesses. Apollo owns a controlling interest in Prestige Cruises International, Inc. which operates through two distinct upscale cruise brands, Oceania Cruises and Regent Seven Seas Cruises. Investment funds managed by Apollo also have current and past investments in other travel and leisure companies, including Caesars Entertainment Corporation (“Caesars Entertainment”), Great Wolf Resorts, Vail Resorts, AMC Entertainment, Wyndham International and other hotel properties.

TPG

TPG is a leading global private investment firm founded in 1992 with $55.7 billion of assets under management and with offices in San Francisco, Fort Worth, Austin, Beijing, Chongqing, Hong Kong, London, Luxembourg, Melbourne, Moscow, Mumbai, New York, Paris, São Paulo, Shanghai, Singapore and Tokyo. TPG has extensive experience with global public and private investments executed through leveraged buyouts, recapitalizations, spinouts, growth investments, joint ventures and restructurings.

Genting HK

Genting HK was founded in 1993 and through its subsidiary, Star Cruises Asia Holding Ltd., operates a leading cruise line in the Asia-Pacific region. Its headquarters are located in Hong Kong and it is represented in more than 20 locations worldwide, with offices and representatives in Asia, Australia, Europe and the U.S. Genting HK currently has a fleet of six ships, which offer various cruise itineraries in the Asia Pacific region.

Corporate Reorganization

In February 2011, NCLH, a Bermuda limited company, was formed with the issuance to the Sponsors of, in aggregate, 10,000 ordinary shares, with a par value of $.001 per share. On January 24, 2013, we completed our IPO. In connection with the consummation of the IPO, the Sponsors’ ordinary shares in NCLC were exchanged for the ordinary shares of NCLH, and NCLH became the owner of 100% of the ordinary shares and parent company of NCLC (the “Corporate Reorganization”). Prior to the Corporate Reorganization which was effected solely for the purpose of reorganizing our corporate structure, NCLH had not conducted any activities other than those incidental to the formation and to prepare for the Corporate Reorganization and IPO.

NCLC is treated as a partnership for U.S. federal income tax purposes, and the terms of the partnership (including the economic rights with respect thereto) are set forth in an amended and restated tax agreement for NCLC. Economic interests in NCLC are represented by the partnership interests established under the tax agreement, which we refer to as “NCL Corporation Units.” The NCL Corporation Units held by NCLH (as a result of its ownership of 100% of the ordinary shares of NCLC) represent a 97.8% economic interest in NCLC as of December 31, 2013.

In connection with the Corporate Reorganization, NCLC’s outstanding profits interests granted under the profits sharing agreement to management (or former management) of NCLC were exchanged for an economically equivalent number of NCL Corporation Units. We refer to the NCL Corporation Units exchanged for profits interests granted under the profits sharing agreement as Management NCL Corporation Units. The Management NCL Corporation Units received upon the exchange of outstanding profits interests are subject to the same time-based vesting requirements and performance-based vesting requirements applicable to the profits interests for which they were exchanged. The Management NCL Corporation Units issued in exchange for the profits interests represent a 2.2% economic interest in NCLC as of December 31, 2013.

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

Subject to certain procedures and restrictions (including the vesting schedules applicable to the Management NCL Corporation Units and any applicable legal and contractual restrictions), each holder of Management NCL Corporation Units has the right to cause NCLC and NCLH to exchange the holder’s Management NCL Corporation Units for ordinary shares of NCLH at an exchange rate equal to one ordinary share for every Management NCL Corporation Unit (or, at NCLC’s election, a cash payment equal to the value of the exchanged Management NCL Corporation Units), subject to customary adjustments for stock splits, subdivisions, combinations and similar extraordinary events. Any non-pro rata tax distributions made to a Management NCL Corporation Unit holder will reduce the amount of NCLH’s ordinary shares (or cash) that the holder would otherwise receive upon exchange. The exchange right described above is subject to (i) the filing and effectiveness of an applicable registration statement by NCLH that, in its determination, contains all the information which is required to effect a registered sale of its ordinary shares and (ii) all applicable legal and contractual restrictions. NCLH has reserved for issuance a number of its ordinary shares corresponding to the number of Management NCL Corporation Units outstanding. On August 19, 2013, NCLH filed a registration statement with the SEC, which is effective, to register on a continuous basis the issuance of the ordinary shares to be received by the holders of Management NCL Corporation Units who elected or will elect to exchange.

When any holder of a Management NCL Corporation Unit exchanges such unit for one of NCLH’s ordinary shares (or a cash payment equal to the value of one of such ordinary shares), the relative economic interests of the exchanging NCL Corporation Unit holder and the holders of ordinary shares of NCLH will not be altered. No new NCLC profits interests or Management NCL Corporation Units will be issued; however, NCLH has granted, and expects to continue to grant, options to acquire its ordinary shares to our management team under its new long-term incentive plan.

As a result of the Corporate Reorganization, a non-controlling interest was created within NCLH and NCLH’s financial statements and financial results will differ from NCLC’s in certain respects.

Additional Information

We are incorporated under the laws of Bermuda. Our registered offices are located at Cumberland House, 9th Floor, 1 Victoria Street, Hamilton HM 11, Bermuda. Our principal executive offices are located at 7665 Corporate Center Drive, Miami, Florida 33126. Our telephone number is (305) 436-4000. Our website is located at www.investor.ncl.com. The information that appears on our websites is not part of, and is not incorporated by reference into this annual report or any other report filed with or furnished to the SEC. Daniel S. Farkas, the Company’s Senior Vice President and General Counsel, is our agent for service of process at our principal executive offices.

Our Company

Norwegian Cruise Line Holdings Ltd. is a Bermuda limited company formed as a holding company in 2011, which owns 100% of the ordinary shares of NCL Corporation Ltd., a Bermuda limited company formed in 2003, with predecessors dating from 1966. We are a leading global cruise line operator, offering cruise experiences for travelers with a wide variety of itineraries in North America (including Alaska and Hawaii), the Mediterranean, the Baltic, Central America, Bermuda and the Caribbean. We strive to offer an innovative and differentiated cruise vacation with the goal of providing our guests the highest levels of overall satisfaction on their cruise experience. In turn, we aim to generate the highest guest loyalty and greatest numbers of repeat guests. We created a distinctive style of cruising called “Freestyle Cruising” onboard all of our ships, which we believe provides our guests with the freedom and flexibility associated with a resort style atmosphere and experience as well as more dining options than a traditional cruise. We established the very first private island developed by a cruise line in the Bahamas with a diverse offering of activities for guests. We are also the only cruise line operator to offer an entirely inter-island itinerary in Hawaii.

By providing such a distinctive experience and appealing combination of value and service, we straddle both the contemporary and premium segments. As a result, we have been recognized for our achievements as the recipient of multiple honorary awards mainly consisting of reviews tabulated from the readers of travel periodicals such as Travel Weekly, Condé Nast Traveler, and Travel + Leisure. We have been recognized as “Europe’s Leading Cruise Line” six years in a row, as well as both “Caribbean’s Leading Cruise Line” and “World’s Leading Large Ship Cruise Line” by the World Travel Awards. Norwegian Breakaway, which was launched in 2013, has been named “Best New Ship” by the editors of Cruise Critic and “Best Rookie Cruise Ship” by the readers of Travel Weekly.

We offer a wide variety of cruises ranging in length from one day to three weeks. During 2013, we docked at 114 ports worldwide, with itineraries originating from 18 ports of which nine are in North America. In line with our strategy of innovation, many of these North American ports are part of our “Homeland Cruising” program in which we have homeports that are close to major population centers, such as New York, Boston and Miami. This reduces the need for vacationers to fly to distant ports to embark on a cruise and helps reduce our guests’ overall vacation cost. We offer a wide selection of exotic itineraries outside of the traditional cruising markets of the Caribbean and Mexico; these include cruises in Europe, including the Mediterranean and the Baltic, Bermuda, Alaska, and the industry’s only entirely inter-island itinerary in Hawaii with our U.S.-flagged ship, Pride of America. This itinerary is unparalleled in the cruise industry, as all other vessels from competing cruise lines are registered outside the U.S. and are required to dock at a distant foreign port when providing their guests with a Hawaii-based cruise itinerary.

Each of our 13 modern ships has been purpose-built to consistently deliver our “Freestyle Cruising” product offering across our entire fleet, which we believe provides us with a competitive advantage. By focusing on “Freestyle Cruising,” we have been able to achieve higher onboard spend levels, greater customer loyalty and the ability to attract a more diverse clientele.

As a result of our strong operating performance, the growing demand we see for our distinctive cruise offering and the rational supply outlook for the industry, we added new ships to our fleet. In 2010, we launched a newbuild program for the next generation of Freestyle Cruising vessels. We placed an order with Meyer Werft for two new cruise ships: Norwegian Breakaway, which was delivered in April 2013 and Norwegian Getaway, which was delivered in January 2014. These ships are approximately 144,000 Gross Tons with 4,000 Berths.

We also have orders with Meyer Werft for two additional ships for delivery in the fourth quarter of 2015 and the first quarter of 2017. These ships, Norwegian Escape and Norwegian Bliss, will be the largest in our fleet at approximately 163,000 Gross Tons with 4,200 Berths each and will be similar in design and innovation to our Breakaway Class Ships. The combined contract cost of these two additional ships is approximately €1.4 billion, or $1.9 billion based on the euro/U.S. dollar exchange rate as of December 31, 2013. We have export credit financing in place that provides financing for 80% of their contract price. As of January 31, 2014, we have the youngest fleet among the Major North American Cruise Brands as Norwegian Getaway joins Norwegian Breakaway as the latest generation of “Freestyle Cruising” ships and these ships include some of the most popular elements of our recently delivered ships together with new and differentiated features.

Our senior management team has delivered consistent growth and has driven measurable improvements in operating metrics and cash flow generation across several different operating environments. Under the leadership of our President and Chief Executive Officer, Kevin M. Sheehan, we significantly differentiated the Norwegian brand, largely with the “Freestyle Cruising” concept that accelerated revenue growth and contributed to improving our operating income margins by approximately 1,350 basis points since the beginning of 2008 through the end of 2013. Our management team was augmented in key areas such as Sales, Marketing, Hotel Operations and Finance and has since implemented major initiatives such as enhancing onboard service and amenities across the fleet, expanding our European presence and overseeing a newbuild program that included the successful launches in April 2013 and January 2014 of our most innovative ships to date, Norwegian Breakaway and Norwegian Getaway.

Our Industry

We believe that the cruise industry demonstrates the following positive fundamentals:

Strong Growth with Low Penetration and Significant Upside

Cruising is a vacation alternative with broad appeal, as it offers a wide range of products and services to suit the preferences of vacationing guests of all ages, backgrounds and interests. Cruising has been one of the fastest growing segments of the North American vacation market. According to CLIA, 17.6 million passengers in 2013 took cruises on CLIA member lines versus 7.2 million passengers in 2000, representing a compound annual growth rate of approximately 7.1%. Based on CLIA’s research, we believe that cruising is under-penetrated and represents approximately 12% of the North American vacation market. As measured in Berths, or room count, the cruise industry is relatively nascent compared to the wide variety of much more established vacation travel destinations across North America.

According to the Orlando/Orange County Convention & Visitors Bureau and the Las Vegas Convention and Visitors Authority, there are approximately 267,000 rooms in just Orlando and Las Vegas combined. By comparison, the estimated Major North American Cruise Brands’ capacity in terms of Berths is approximately 241,000. In addition, according to industry research, only 24% of the U.S. population has ever taken a cruise and we believe this percentage should increase. The European vacation market, the fastest growing market globally, remains under-penetrated by the cruise industry, with approximately 1% of Europeans having taken a cruise in a given year, compared with 3% of the population in the U.S. and Canada. The importance of Europe and other markets outside of North America are increasing in importance as evidenced by the percentage of passengers sourced by CLIA member lines outside of North America which has grown from 9% in 2000 to an expected 33% in 2013. We believe that improving leisure travel trends along with a relatively low supply outlook in the near term from the Major North American Cruise Brands lead to an attractive business environment for our Company to operate in.

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

Varied Segments and Brands

The different cruise lines that make up the global cruise vacation industry have historically been segmented by product offering and service quality into “contemporary,” “premium” and “luxury” brands. The contemporary segment generally includes cruises on larger ships that last seven days or less, provides a casual ambiance and is less expensive on average than the premium or luxury segments. The premium segment is generally characterized by cruises that last from seven to 14 nights with a higher quality product offering than the contemporary segment, appealing to a more affluent demographic. The luxury segment generally offers the highest level of service and quality, with longer cruises on the smallest ships. In classifying our competitors within the Major North American Cruise Brands, the contemporary segment has historically included Carnival Cruise Lines and Royal Caribbean International. The premium segment has historically included Celebrity Cruises, Holland America and Princess Cruises. We believe that we straddle the contemporary and premium segments as well as offer a unique combination of value and leisure services to cruise guests. Our brand offers our guests a rich stateroom mix, which includes single studios, private balconies, and luxury suites with personal butler and concierge service and villas in The Haven, our “ship within a ship” concept. As part of our “Freestyle Cruising” experience, we also offer various specialty dining venues, some of which are exclusive to our suite and The Haven guests.

Our Competitive Strengths

We believe that the following business strengths will enable us to execute our strategy:

Leading Cruise Operator with High-Quality Product Offering

We believe that our modern fleet provides us with operational and strategic advantages as our entire fleet has been purpose-built for “Freestyle Cruising” with a wider range of passenger amenities relative to many of our competitors. We believe that in recent years the distinction has been blurred between segments of the market historically known as premium and contemporary, with the Major North American Cruise Brands each offering a wide range of onboard experiences across their respective fleets. As a result of our ongoing fleet renewal initiatives, we believe that based on a number of different metrics that directly impact a guest’s onboard experience, we compare favorably against the other Major North American Cruise Brands, with many product attributes that are more in line with the premium segment.

•

Modern Fleet. With a weighted-average age of 7.2 years as of January 31, 2014 and no ships built before 1998, we have the most modern fleets among the Major North American Cruise Brands, which we believe allows us to offer a high-quality passenger experience with a significant level of consistency across our entire fleet.

•

Rich Stateroom Mix. As of January 31, 2014, 53% of our staterooms had private balconies representing a higher mix of outside balcony staterooms than the other contemporary brands. In addition, seven of our ships offer The Haven, with suites of up to 932 square feet each. Guests staying in The Haven are provided with personal butler service and exclusive access to a private courtyard area with a private pool, sundecks, hot tubs, and a fitness center. Six of our ships also offer luxury garden villas of up to 6,694 square feet, making them the largest accommodations at sea.

•

High-Quality Service. We believe we offer a very high level of onboard service and to further enhance this service we have implemented the Norwegian Platinum Standards program. This program introduces specific standards emphasizing dedicated service, consistency in execution, and overall guest satisfaction which we believe will promote customer loyalty.

•

Diverse Selection of Premium Itineraries. In 2013, approximately 60% of our itineraries, by Capacity Days, were in more exotic, less-penetrated and less-traditional locations, including Alaska, Hawaii, Bermuda and Europe, compared to the other contemporary brands which are focused primarily on itineraries in the Caribbean and Mexico. This mix of destinations is more consistent with the brands in the premium segment, and these itineraries typically attract higher Net Yields than Caribbean and Mexico sailings. We believe that this high-quality product offering positions us well in comparison to the other Major North American Cruise Brands and provides an opportunity for continued Net Yield growth.

“Freestyle Cruising”

The most important differentiator for our brand is the “Freestyle Cruising” concept onboard all 13 of our ships. The essence of “Freestyle Cruising” is to provide a cruise experience that offers more freedom and flexibility than any other traditional cruise alternative. While many cruise lines have historically required guests to dine at assigned group tables and at specified times, “Freestyle Cruising” offers the flexibility and choice to our guests who prefer to dine when they want, with whomever they want and without having to dress formally. Additionally, we have increased the number of activities and dining facilities available onboard, allowing guests to tailor their onboard experience to their own schedules, desires and tastes.

All of our ships have been custom designed and purpose-built for “Freestyle Cruising,” which we believe differentiates us significantly from our major competitors. We further believe that “Freestyle Cruising” attracts a passenger base that prefers the less structured, resort-style experience of our cruises. We continue to introduce initiatives that enhance the “Freestyle Cruising” experience, most recently with the fleet-wide upgrade of our youth programs and the addition of the popular specialty dining venue, Moderno Churrascaria, to many of our ships. With Norwegian Epic, Norwegian Breakaway and Norwegian Getaway we have further enhanced “Freestyle Cruising” by offering what we believe to be unmatched flexibility in entertainment, which includes a wide variety of activities and programming to choose from at any time of day or night.

Established Brand Recognition

The Norwegian Cruise Line brand is well established in the cruise industry with a long track record of delivering a world class cruise product offering to its guests. We achieve high-quality feedback scores from our guests in the areas of overall service, physical ship attributes, onboard products and services, food and beverage offerings and overall entertainment and land-based excursion quality. Based on recent guest experience and loyalty reports, the quality of our guests’ experience generates high levels of customer loyalty, as demonstrated by the fact that approximately 37% of our guests are repeat guests and approximately 80% say they would recommend Norwegian Cruise Line to their friends and family. Brand recognition is also strong with over 93% of cruisers reporting familiarity with Norwegian. Additionally, our brand is known for freedom, flexibility and choice, all highly valued benefits within the cruise industry demographic.

Strong Cash Flow

Nearly all of our capital expenditures relate to the maintenance of our modern fleet and shoreside operations, which includes investments in our IT infrastructure and business intelligence systems. Other capital expenditures include those related to our newbuild projects (which are substantially financed), the recent renovation of our private island, Great Stirrup Cay, and the development of our future cruise destination in Belize. We have export credit financing in place for the Breakaway Plus Class Ships which will fund approximately 80% of the required pre-delivery and delivery date construction payments; as such, we expect the cost of our newbuild projects to have a minimal impact on our cash flow in the near term. We are able to generate significant levels of cash flow due to our ability to pre-sell tickets and receive customer deposits with long lead times ahead of sailing.

Highly Experienced Management Team

Our senior management team is comprised of executives with an average of 17 years experience in the cruise, travel, leisure and hospitality-related industries. Our executive team has streamlined our organization and instilled a results-driven management philosophy that promotes direct accountability and a more nimble decision-making culture that contributed in driving approximately 1,350 basis points of operating income margin expansion since the beginning of 2008 through the end of 2013. We believe our incentive plans closely align the interests of our management team and our shareholders.

Strong Sponsors with Extensive Industry Expertise

Our Sponsors or their affiliates have extensive experience investing in the cruise, leisure and travel-related industries. Affiliates of the Apollo Funds have invested significant equity and resources to the cruise and leisure industry with their investment in Prestige Cruises International, Inc. which operates through two distinct upscale cruise brands, Oceania Cruises and Regent Seven Seas Cruises. In addition, affiliates of both Apollo and TPG have investments in Caesars Entertainment, with whom we have created a marketing alliance. Affiliates of TPG are also significant investors in Sabre Holdings, a leading GDS (global distribution system) and parent of Travelocity.com. Genting HK, headquartered in Hong Kong, operates a leading Asian cruise line through its subsidiary, Star Cruises Asia Holding Ltd., with destinations in Malaysia, Singapore, Hong Kong, Taiwan, Japan, Vietnam, China and Thailand. We believe that the synergies and purchasing power obtained through these affiliates have resulted in better price negotiations for us and our affiliates for selected supplies and services.

Our Business Strategies

We seek to attract vacationers by offering new products and services and creating differentiated itineraries in new markets through new and existing modern ships with the aim of delivering a better, value-added, vacation experience to our guests relative to other broad-based or land-based leisure alternatives. Our business strategies include the following:

Attractive Product Offerings

We have a long history of product development and innovation within the cruise industry as one of the most established consumer brands. We are the first cruise operator to purchase a private island in the Bahamas and offer a private beach experience to our guests, and we were the first to introduce a 2,000-Berth megaship into the Caribbean market in 1980. We also pioneered new concepts in cruising with the development of “Homeland Cruising” and the launch of “Freestyle Cruising.”

We continue to enhance our product offering through our newbuild program, beginning with the delivery of Norwegian Epic in June 2010, and continuing with the deliveries of Norwegian Breakaway and Norwegian Getaway in 2013 and 2014, respectively. Each ship offers over 20 dining options, a diverse range of accommodations and what we believe is the widest array of entertainment at sea. In addition to several differentiated full-service complimentary dining rooms, these ships also feature specialty restaurants including a classic steakhouse, sushi, Japanese teppanyaki, Brazilian churrascaria, Asian noodle bar, traditional Chinese, fine French and Italian offerings. Guest accommodations include the groundbreaking Studio staterooms designed for solo travelers and centered around the Studio Lounge, a private two-story lounge for Studio guests. The upper decks house The Haven, which is the largest suite complex at sea. The Haven includes two decks of suites and penthouses, a private pool with multiple hot tubs and sundecks, a private fitness center and steam rooms, fine dining in a private restaurant, casual outdoor dining and 24-hour concierge service. Onboard entertainment offers a wide variety of branded entertainment for guests to choose from, including exclusive at-sea engagements which vary by ship, Cirque Dreams™ & Dinner, Jungle Fantasy, Legends in Concert, Blue Man Group and the improvisational comedy troupe, The Second City. We offer our guests many of the popular entertainment venues such as the dueling pianos of “Howl at the Moon,” and new jazz and blues venues. Also featured are productions of “Rock of Ages,” “Burn the Floor” and Legally Blonde.” Norwegian Getaway is the first ship to feature the GRAMMY® Experience at Sea, which includes artifacts chosen and curated by the GRAMMY Museum® along with live performances by GRAMMY® winners and nominees, among others.

Norwegian Breakaway and Norwegian Getaway include new and differentiated features, including a quarter-mile oceanfront boardwalk, The Waterfront, which creates outdoor seating areas for many dining venues and lounges, including our first seafood restaurant, “Ocean Blue by Geoffrey Zakarian.” The centrally located “678 Ocean Place” connects three entire decks of daytime and nighttime entertainment. Master Baker Buddy Valastro, of the popular TLC series “Cake Boss,” offers Carlo’s Bake Shop onboard. The Illusionarium onboard Norwegian Getaway is a new dining and entertainment experience that envelop guests in the world of magic. Norwegian Breakaway, the largest cruise ship to homeport in New York City, was developed with a strong New York theme which includes the Radio City Rockettes® as the ship’s godmothers and hull art by one of New York’s most famous artists, Peter Max. Similarly, as the largest cruise ship to homeport year-round in Miami, Norwegian Getaway is themed with the Miami Dolphins Cheerleaders as godmothers and hull art designed by Miami’s David “LEBO” Le Batard.

We have completed more than $25 million of renovations to our private island, Great Stirrup Cay, which includes a new marina, dining and bar facility, as well as offers private cabanas and new activities to enhance the guest experience. The enhancements provide us with additional revenue-generating opportunities on the island. In 2013, we purchased a future cruise destination in Belize which will be introduced in 2015.

Maximize Net Yields

We are focused on growing our revenue through various initiatives aimed at increasing our ticket prices and occupancy as well as onboard spending to drive higher overall Net Yields. To maximize passenger ticket revenue, our revenue management strategy is focused on optimizing pricing and generating demand throughout the booking curve. We utilize a base-loading strategy to fill our capacity by booking guests as early before sailing as possible. Base-loading is a strategy that focuses on selling inventory further from the cruise departure date by utilizing certain sales and marketing tactics to generate business with longer booking windows which allows us to fill our ships earlier, rather than discounting close to sailing dates, in order to achieve our targeted Occupancy Percentages. Our specific initiatives to achieve this include:

•

Casino Player Strategy. As part of this strategy, we have non-exclusive arrangements with over 100 casino partners worldwide including Caesars Entertainment, in which affiliates of both Apollo and TPG have investments, whereby loyal gaming guests are offered cruise reward certificates redeemable for cruises on our ships. Through property sponsored events and joint marketing programs, we have the opportunity to market cruises to Caesars Entertainment’s guests. These arrangements with our casino partners have the dual benefit of filling open inventory and reaching guests expected to generate above average onboard revenue through the casino and other onboard spending.

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

We continue to focus on various initiatives to drive increased onboard revenue across a variety of areas. From the year ended December 31, 2007 to the year ended December 31, 2013, our net onboard and other revenue yield increased by 31.8% from $40.58 to $53.50 primarily due to strong performance in casino, beverage sales, shore excursions and specialty dining. Our strategy for further driving increased onboard revenue includes, among other things, generating additional casino revenue through our arrangements with our casino partners, including Caesars Entertainment and Genting HK. These arrangements incorporate marketing resources to deliver cross-company advertising and marketing campaigns to promote our brand. We also focus on optimizing the utilization of our specialty restaurants and pre-booking and pre-selling additional onboard activities. In addition, Norwegian Epic, Norwegian Breakaway and Norwegian Getaway have created additional onboard revenue opportunities based on our premium entertainment offerings.

Brand Expansion Through Disciplined Newbuild Program

Norwegian Getaway was delivered in January 2014 with approximately 144,000 Gross Tons and 4,000 Berths. We also have orders with Meyer Werft for two additional ships for delivery in the fourth quarter of 2015 and the first quarter of 2017. These ships, Norwegian Escape and Norwegian Bliss, will be the largest in our fleet at approximately 163,000 Gross Tons with 4,200 Berths each and will be similar in design and innovation to our Breakaway Class Ships. The combined contract cost of these two additional ships is approximately €1.4 billion, or $1.9 billion based on the euro/U.S. dollar exchange rate as of December 31, 2013. We have export credit financing in place that provides financing for 80% of their contract price. We believe that these ships will allow us to continue to expand the reach of our brand while driving shareholder value by positioning our Company for accelerated growth with an optimized return on invested capital.

Improve Operating Efficiency and Lower Costs

We are continually focused on driving financial improvement through a variety of business improvement initiatives. These initiatives are focused on reducing costs while at the same time improving the overall product we deliver to our guests. Since the beginning of 2008, we have significantly reduced our operating cost base through various programs including contract renegotiations, overhead rationalization, and fuel consumption reduction initiatives. We hedge our fuel purchases in order to provide greater visibility of our fuel expense. As of December 31, 2013, we had hedged approximately 65%, 53% and 15% of our 2014, 2015 and 2016 projected metric tons of fuel purchases, respectively. We have also reduced our maintenance expense as a result of our fleet renewal program, as younger, more modern ships are typically less costly to maintain than older ships. Adjusted EBITDA grew to $647.2 million for the year ended December 31, 2013, from $332.3 million for the year ended 2009 with an increase in Adjusted EBITDA Margin to 25.2% from 17.9%, respectively, (we refer you to “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a calculation of Adjusted EBITDA). In addition, we expect the economies of scale from Norwegian Breakaway, Norwegian Getaway and the Breakaway Plus Class Ships to drive further operating efficiencies over the long term.

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

•

Retail/Travel Agent. We introduced our Partners First program in 2010 and since then have implemented over 200 initiatives specifically designed to improve our efficiency with travel agent channels and our guests. Recently, we revolutionized and streamlined our booking process by introducing “Universal Agents” that have the ability to handle both group and full individual tariff bookings. In addition, we launched a new online-booking tool that features an array of new functionalities that give travel partners more freedom and flexibility when making reservations online, such as the ability to customize the management and promotion of group reservations. To improve communication, we launched “Ask Away,” a first of its kind, live, video-based chat that gives travel partners the opportunity to interact with Norwegian executives and ask hard-hitting questions. We believe that with these changes, and our effort to continuously improve, our travel partners will continue to witness a material improvement in our business practices and overall communication.

•

International. We have an international sales presence in Europe and representatives covering Latin America, Australia and Asia. We are primarily focused on increasing our business in the European market, which has grown significantly in recent years but remains under-penetrated. In Europe, we offer local itineraries year-round and our “Freestyle Cruising” has been well received. We expanded our sales force in Europe which allows us to develop our distribution in Europe in a manner similar to our U.S. operation. In support of this European strategy, in 2013 we deployed Norwegian Epic in Europe for an extended summer season and announced a year-round deployment for 2015. We also initiated a two-ship year-round deployment in Europe with Norwegian Jade and Norwegian Spirit. We are forging a closer distribution partnership with Genting HK to develop product distribution across the Asia Pacific region.

•

Meetings, Incentives and Charters. This channel focuses on full ship Charters as well as corporate meeting and incentive travel. These sales often have very long lead times and can fill a significant portion of the ship’s capacity, or even an entire sailing, in one transaction. In addition, this channel strengthens base-loading, which allows us to fill our ships earlier, rather than discounting close to sailing dates, in order to achieve our targeted Occupancy Percentages. The acquisition of Sixthman, a company specializing in developing and delivering music-oriented charters, opened up a new market for our travel partners to be able to sell high quality music experiences at sea to guests seeking more innovative entertainment options.

Across every distribution channel we are undertaking a major effort to grow demand with a targeted sales and marketing program for our premium stateroom categories, including our balcony and other premium stateroom categories, with a particular emphasis on our suites and The Haven, which have increased as a percentage of our total inventory as a result of our fleet renewal.

Strategic Marketing Partnerships

We seek to develop strategic marketing partnerships with well-known entertainment, sports and lifestyle brands which complement our brand positioning. Our partnership with the Radio City Rockettes®, who christened Norwegian Breakaway, includes a marketing partnership that names Norwegian as the “Official Cruise Line” of the Rockettes and Radio City Music Hall® and an “Official Partner” of the Radio City Christmas Spectacular. In addition, an exhibit showcasing the history of the Rockettes is integrated into the ship. Norwegian is also the “Official Cruise Line” of the New York Knicks basketball team, strengthening Norwegian Breakaway’s branding as New York’s ship. To bolster the ties between Norwegian Getaway and her homeport of Miami, Norwegian is the “Official Cruise Line” of the Miami Dolphins and Sun Life Stadium. In addition, the Miami Dolphin Cheerleaders served as godmothers of Norwegian Getaway which houses a selection of Miami Dolphins memorabilia. Norwegian is also the “Official Cruise Line Partner” of the GRAMMY Awards® and offers the first GRAMMY® Experience at Sea, a venue for musical performances that include GRAMMY® winning and nominated artists on Norwegian Getaway. We also recently announced a partnership with the Michael Mondavi Family to enhance our wine program fleet-wide.

Our Fleet

Our ships are purpose-built ships that enable us to provide our guests with the ultimate “Freestyle Cruising” experience. Our ships have state-of-the-art passenger amenities, including over 20 dining options together with hundreds of private balcony staterooms on each ship. As of January 31, 2014, 53% of our staterooms have private balconies representing a higher mix of outside staterooms with balconies than the other contemporary brands. Private balcony staterooms are very popular with guests and offer the opportunity for increased revenue by allowing us to charge a premium. Seven of our ships offer accommodations in The Haven, with suites up to 932 square feet, which provide personal butler service and exclusive access to a private courtyard area with private pool, sundecks, hot tubs, and fitness center. In addition, six of our ships have luxury garden villas with up to 6,694 square feet, making them the largest accommodations at sea. These luxury garden villas offer three separate bedroom areas, spacious living and dining room areas, as well as 24-hour, on call butler and concierge service.

We place the utmost importance on the safety of our guests and crew. Every crew member is well trained in the Company’s stringent safety protocols and participates in weekly safety drills onboard every one of our ships. In addition, our ships utilize operational closed circuit television systems, an advanced, intranet-based Safety and Environmental Management System (“SEMS”) for shipboard and shoreside procedures and self-improvement standards.

Our new ships on order are the next-generation of “Freestyle Cruising” ships and include some of the most popular elements of our recently delivered ships together with new and differentiated features. One such feature is The Haven, which consists of luxury suites included on our Jewel Class Ships, as well as Norwegian Epic, Norwegian Breakaway and Norwegian Getaway. We also introduced The Waterfront, a quarter-mile oceanfront boardwalk which creates outdoor seating areas for many dining venues and lounges and the centrally located “678 Ocean Place” which connects three entire decks of daytime and nighttime entertainment.

Continuing our tradition of new product development and the extension of the Norwegian Cruise Line brand, Norwegian Breakaway and Norwegian Getaway offer our guests many of the popular entertainment activities of Norwegian Epic such as the dueling pianos of “Howl at the Moon,” new jazz and blues venues and programming from Nickelodeon.

Norwegian Breakaway, the largest cruise ship to ever homeport in New York City, was developed with a strong New York theme. The hull artwork was designed by famed New York artist Peter Max, New York-based celebrity chef Geoffrey Zakarian has created our first seafood-centric dining venue, “Ocean Blue by Geoffrey Zakarian” and Master Baker Buddy Valastro of the popular TLC Series “Cake Boss,” offers Carlo’s Bake Shop onboard. The Radio City Rockettes® christened Norwegian Breakaway and an exhibit showcasing the Rockettes is integrated into the ship. This relationship also includes two Rockettes sailing on select voyages and offering special fitness classes and photo opportunities. Entertainment programming includes the 80’s-inspired rock musical “Rock of Ages,” ballroom dance experience “Burn the Floor” and “Cirque Dreams™ & Dinner: Jungle Fantasy.”

Continuing our commitment to Miami, Norwegian Getaway, sister ship to Norwegian Breakaway, with hull artwork designed by Miami artist David “LEBO” Le Batard, homeports in Miami year-round offering Eastern Caribbean cruises. The addition of Norwegian Getaway provides a consistent itinerary that our travel partners have requested in order to provide guests with a year-round “Freestyle Cruising” option from Miami. Norwegian Getaway also features “Ocean Blue by Geoffrey Zakarian” and Carlo’s Bake Shop. Other Miami-themed venues include The Tropicana Room, The Flamingo Bar & Grill, the Sugarcane Mojito Bar and The Sunset Bar, with inspiration from Ernest Hemingway’s Key West. Entertainment programming includes productions of “Legally Blonde” and “Burn the Floor” as well as The Illusionarium, a new and unique dining and entertainment experience that will envelop guests in the world of magic and illusions. Norwegian Getaway is the first ship to feature the GRAMMY® Experience at Sea, which includes artifacts chosen and curated by the GRAMMY Museum® along with live performances by GRAMMY® winners and nominees, among others.

The table below provides a brief description of our ships and areas of operation based on projected 2014 itineraries:

Ship(1)	Year Delivered	Berths	Gross Tons	Primary Areas of Operation

Norwegian Getaway	2014	4,000	144,000	Caribbean
Norwegian Breakaway	2013	4,000	144,000	Bermuda, Caribbean
Norwegian Epic	2010	4,100	155,900	Caribbean, Europe
Norwegian Gem	2007	2,400	93,500	Bahamas, Caribbean, Canada and New England
Norwegian Jade	2006	2,400	93,600	Europe
Norwegian Pearl	2006	2,400	93,500	Alaska, Bahamas, Caribbean, Pacific Coastal and Panama Canal
Norwegian Jewel	2005	2,380	93,500	Alaska, Bahamas, Caribbean, Pacific Coastal and Panama Canal
Pride of America	2005	2,200	80,400	Hawaii
Norwegian Dawn	2002	2,340	92,300	Bermuda, Caribbean, Canada and New England
Norwegian Star	2001	2,350	91,700	Caribbean, Europe
Norwegian Sun	2001	1,940	78,300	Caribbean, Alaska
Norwegian Sky	1999	2,000	77,100	Bahamas
Norwegian Spirit	1998	2,000	75,300	Europe

(1)	The table does not include Norwegian Escape or Norwegian Bliss, which are scheduled for delivery in the fourth quarter of 2015 and the first quarter of 2017, respectively.

Itineraries

We offer cruise itineraries ranging from one day to three weeks calling on over 100 worldwide locations, including destinations in the Caribbean, Bermuda, the Bahamas, Mexico, Alaska, Europe, Hawaii, New England, Central America, North Africa and Scandinavia. We have developed, and are continuing to develop, innovative itineraries to position our ships in new and niche markets as well as in the mainstream markets throughout the Americas and Europe. For the year ended December 31, 2013, approximately 60% of our itineraries, by Capacity Days, were in more exotic, under-penetrated and less traditional locations (areas outside of the Caribbean and Bahamas) which we believe allows us to generate higher Net Yield.

Ports and Facilities

We have an agreement with the Government of Bermuda whereby two of our ships are permitted weekly calls in Bermuda through 2018 from Boston, Baltimore, Charleston and New York. In addition, we own a private island in the Bahamas, Great Stirrup Cay, which we utilize as a port-of-call on certain itineraries. We have a contract with the New York City Economic Development Corporation pursuant to which we receive preferential berthing rights on specific piers at the city’s passenger ship terminals. Furthermore, we have contracts with the Port of New Orleans and the Port of Miami pursuant to which we receive preferential berths to the exclusion of other vessels for certain specified days of the week at the cities’ cruise ship terminals. We have an agreement with the Houston Port Authority through April 15, 2017 for certain exclusive berthing rights at the Houston Passenger Cruise Terminal. We have a concession permit with the U.S. National Park Service whereby our ships are permitted to call on Glacier Bay during each summer cruise season through September 30, 2019. Most recently, we entered into an agreement with the British Virgin Islands Port Authority granting priority berthing rights for a 15-year term with two options to extend the agreement for additional five year terms. We believe that our facilities are adequate for our current needs, and that we are capable of obtaining additional facilities as necessary.

Revenue Management Practices

Our cruise ticket prices generally include cruise fare and a wide variety of onboard activities and amenities, including meals and entertainment. In some instances, cruise ticket prices include round-trip airfare to and from the port of embarkation. Prices vary depending on the particular cruise itinerary, stateroom category selected and the time of year that the voyage takes place. We generate additional revenue on our ships principally from casino operations, beverage sales, specialty dining, shore excursions, gift shop purchases, spa services, photo and other similar items.

Passenger Ticket Revenue

We base our ticket pricing and revenue management on a strategy that encourages travelers to book early and secure attractive savings. This is accomplished through a revenue management system designed to maximize Net Yield by matching projected availability to anticipated future passenger demand. We perform extensive analyses of our databases in order to determine booking history and trends by sailing, stateroom category, travel partner, market segment, itinerary and distribution channel. In addition, we establish a set of stateroom categories throughout each cruise ship and price our cruise fares on the basis of these stateroom categories. Typically, the initial published fares are established at least 18 months in advance of the departure of a cruise at a level which, under normal circumstances, would provide a high occupancy. If the rate at which stateroom inventory is sold differs from expectations, we will raise or lower the prices of each stateroom category accordingly. This can be done through promotions, special rate codes, opening and closing categories, or price changes. Our revenue management tool, which is typical of what is used in the industry, tracks and forecasts overall booking demand and provides optimal pricing and selling limit recommendations on a daily basis. The system allows us to better optimize our booking curve and shorten the time to implement pricing decisions, and is designed to optimize revenue for the full range of stateroom categories, thereby reducing the need for last minute discounting to fill ships.

Onboard and Other Revenue

Ticket prices typically include cruise accommodations, meals in certain dining facilities and many onboard activities such as entertainment, pool-side activities and various sports programs. We generate additional revenue on our ships principally from casino operations, beverage sales, specialty dining, shore excursions, gift shop purchases, spa services, photo and other similar items. Onboard and other revenue is an important component of our revenue base representing 29.4% of our 2013 total revenue. To maximize onboard revenue, we use various cross marketing and promotional tools and are supported by point-of-sale systems permitting “cashless” transactions for the sale of these onboard products and services. Food and beverage, gaming and shore excursions are managed directly by the Company while retail shops, spa services, art auctions and internet services are managed through contracts with third-party concessionaires. These contracts generally entitle us to a fixed percentage of the gross sales derived from these concessions.

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

Sales and Marketing

Product Distribution Channels and Sales

We sell our product through our primary distribution channels: retail/travel agent, international and meetings, incentives and charters. The retail/travel agent channel represents the majority of our ticket sales. Guests utilizing this channel book their cruises through independent travel agents who sell our itineraries on a non-exclusive, commission-based basis. Given the importance of the retail/travel agent channel, a major focus of our marketing strategy is motivating and supporting our travel partners. Our travel partner base is comprised of an extensive network of approximately 23,000 independent travel agencies including brick and mortar, internet-based and home-based operators located in North America, South America, Europe, Asia and Australia.

We introduced our Partners First program in 2010 and since then have implemented over 200 initiatives specifically designed to improve our efficiency with travel agent channels and our guests, ranging from more timely commission payments to aggressive call center quality monitoring. We also restructured our travel agent sales force, allowing us to more effectively support the larger accounts with specific expertise and also gain access to a significantly larger number of travel partners through an outbound call center.

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

We have undertaken a major effort to grow demand across all channels with a targeted sales and marketing program for our premium stateroom categories, including The Haven, which has increased significantly as a percentage of our total inventory as a result of our fleet renewal and newbuild program.

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

Marketing, Brand Communications and Advertising

Our marketing department works to enhance our brand awareness and increase levels of engagement and understanding of our product and services among consumers, trade and travel partners. Core areas within the department include brand strategy, advertising and media, marketing communications, direct marketing, customer loyalty, website/interactive and market research. All marketing supports our comprehensive brand platform created expressly to leverage our unique “Freestyle Cruising” concept. With this emphasis, we launched a new brand platform in October 2011, “Cruise Like a Norwegian,” which is intended to develop community around Norwegian Cruise Line and communicates our commitment to providing an exceptional vacation experience centered around freedom and flexibility. The media mix has included television, print, radio, digital, e-mail, direct mail and billboards. In addition to our NCL University online, which is an informative travel partner education program, we introduced a new component to our travel partner marketing, “Partners First.” As a result, a survey with travel agents indicates we have improved in ease of doing business.

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

Sustainable customer loyalty of our past guests is an important element of our marketing strategy. We believe that attending to our past guests’ needs and motivations creates a cost-effective means of attracting business, particularly to our new itineraries, because past guests are familiar with our brand, products and services and often return to our ships. The Norwegian Cruise Line loyalty program has been improved and is now known as Latitudes Rewards. Improvements to the loyalty program include incentives and rewards allowing guests to earn points based on the number of cruise nights, level of accommodations and certain booking windows. Members of this program receive periodic mailings with informative destination information and cruise promotions that include special pricing, shipboard credits and onboard recognition. Also, avid cruisers can use our co-branded credit card to earn upgrades and discounts.

Customer feedback and research is also a critically important element in the development of our overall marketing and business strategies. We regularly initiate custom research studies among both travel partners and consumers to assess the impact of various programs and/or to solicit feedback that helps shape future direction.

Ship Operations and Cruise Infrastructure

Ship Maintenance

In addition to routine repairs and maintenance performed on an ongoing basis and in accordance with applicable requirements, each of our ships is generally taken out of service, approximately every 24 to 60 months, for a period of one or more weeks for scheduled maintenance work, repairs and improvements performed in Dry-dock. Dry-dock duration is a statutory requirement controlled under chapters of the International Convention of the Safety of Life at Seas (“SOLAS”) and to some extent the International Load Lines Convention. Under these regulations, it is required that a passenger ship Dry-dock twice in 5 years and the maximum duration between each Dry-dock cannot exceed 3 years. However, most of our international ships qualify under a special exemption provided by the Bahamas (flag state) after meeting certain criteria set forth by the Bahamas to Dry-dock once every 5 years. To the extent practical, each ship’s crew, catering and hotel staff remain with the ship during the Dry-dock period and assist in performing repair and maintenance work. We do not earn revenue while ships are Dry-docked. Accordingly, Dry-dock work is typically performed during non-peak demand periods to minimize the adverse effect on revenue that results from ships being out of service. Dry-docks are typically scheduled in spring or autumn and depend on shipyard availability.

Suppliers

Our largest capital expenditures are for ship construction and acquisition. Our largest operating expenditures are for payroll, fuel, food and beverage, travel agent services and advertising and marketing. Most of the supplies that we require are available from numerous sources at competitive prices. In addition, owing to the large quantities that we purchase, we can obtain favorable prices for many of our supplies. Our purchases are denominated primarily in U.S. dollars. Payment terms granted by the suppliers are generally customary terms for the cruise industry.

Crew and Passenger Safety

We place the utmost importance on the safety of our guests and crew. We operate all of our vessels to meet and exceed the requirements of SOLAS and the International Safety Management Code maritime standards, the international safety requirements which govern the cruise industry. Every crew member is well trained in the Company’s stringent safety protocols, participating in weekly safety drills onboard every one of our ships.

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

We have developed the SEMS and this advanced, intranet-based system establishes the policies, procedures, training, qualification, quality, compliance, audit, and self-improvement standards for all employees, both shipboard and shoreside. It also provides real-time reports and information to support the fleet and risk management decisions. Through this system, our senior managers, as well as ship management, can focus on consistent, high quality operation of the fleet. The SEMS is approved and audited annually by our classification society Det Norske Veritas (DNV), and the system also undergoes regular internal audits as well as an annual audit by the U.S. Coast Guard. We screen and train our crew to ensure crew familiarity and proficiency with the safety equipment onboard. Various safety measures have been implemented on all of our ships and additional personnel have been appointed in our ship operations departments. We believe that we are in compliance with current health and safety rules and regulations.

Employees

As of December 31, 2013, we employed approximately 1,900 full-time employees worldwide in our shoreside operations and approximately 15,000 shipboard employees. Also, we refer you to “Risk Factors—Risk factors related to our business—Amendments to the collective bargaining agreements for crew members of our fleet and other employee relation issues may adversely affect our financial results” for more information regarding our relationships with union employees and our collective bargaining agreements that are currently in place.

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

•

Hull and machinery insurance, war risk insurance, including terrorist risk insurance, on each ship. The terms of our war risk policies include provisions where underwriters can give seven days’ notice to the insured that the policies will be cancelled in the event of a change of risk which is typical for policies in the marine industry. Upon any proposed cancellation the insurer shall, before expiry of the seven day period, submit new terms;

•	Tour operator insurance;

•	Insurance for cash onboard; and

•	Insurance for our shoreside property and general liability risks.

We believe that all of our insurance coverage, including those noted above, is subject to market-standard limitations, exclusions and deductible levels.

The Athens Convention Relating to the Carriage of Passengers and Their Luggage by Sea (1974) (the “Athens Convention”) and the Protocol to the Athens Convention Relating to the Carriage of Passengers and Their Luggage by Sea (1976) (the “1976 Protocol”) are generally applicable to passenger ships. The U.S. has not ratified the Athens Convention; however, with limited exceptions, the 1976 Protocol may be contractually enforced with respect to cruises that do not call at a U.S. port. The International Maritime Organization Diplomatic Conference agreed to a new protocol to the Athens Convention on November 1, 2002 (the “2002 Protocol”). The 2002 Protocol, which is scheduled to take effect on April 23, 2014, establishes for the first time a level of compulsory insurance which must be maintained by passenger ship operators with a right of direct action against the insurer.

On December 31, 2012, the EU Passenger Liability Regulation became effective and requires us to carry a minimum level of financial responsibility per passenger per incident.

Trademarks

We own a number of registered trademarks relating to, among other things, the names “NORWEGIAN CRUISE LINE,” “CRUISE LIKE A NORWEGIAN,” the names of our ships (except where trademark applications for these have been filed and are pending), incentive programs and specialty services rendered on our ships and specialty accommodations such as “THE HAVEN BY NORWEGIAN.” In addition, we own registered trademarks relating to the “FREESTYLE” family of names, including, “FREESTYLE CRUISING,” “FREESTYLE DINING” and “FREESTYLE VACATION.” Other significant marks include our SCHOOL OF FISH DESIGN marks that display one fish swimming against a school of fish. We believe our “NORWEGIAN CRUISE LINE,” “CRUISE LIKE A NORWEGIAN,” “FREESTYLE CRUISING,” “FREESTYLE DINING,” and “FREESTYLE VACATION,” the names of our ships as well as the SCHOOL OF FISH DESIGN and CRUISE LIKE A NORWEGIAN logos are widely recognized throughout North America and Europe and have considerable value.

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

We compete primarily with the other Major North American Cruise Brands, which together comprise approximately 90% of the North American cruise market as measured by total Berths. These brands include Carnival Cruise Lines and Royal Caribbean International which comprise the contemporary segment and Holland America, Princess Cruises and Celebrity Cruises which are part of the premium segment. As of December 31, 2013, Norwegian Cruise Line accounted for approximately 13% of the Major North American Cruise Brands’ capacity in terms of Berths. We compete against all of these operators principally on the quality of our ships, our differentiated product offering, selection of our itineraries and value proposition of our cruises. We also face competition from non-cruise vacation alternatives, including beach resorts, golf and tennis resorts, theme parks, land-based gaming operations, and other hotels and tourist destinations.

Regulatory Issues

Registration of Our Ships

Twelve of the ships that we currently operate are registered in the Bahamas. One of our ships, Pride of America, is a U.S.-flagged ship. Our ships registered in the Bahamas are inspected at least annually pursuant to Bahamian requirements. Our U.S.-registered ship is subject to laws and regulations of the U.S. federal government and to various U.S. federal regulatory agencies, including, but not limited to, the U.S. Public Health Service and the U.S. Coast Guard. Our U.S.-flagged ship is also regulated by the Food and Drug Administration (“FDA”) and U.S. Department of Labor.

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

Health and Environment

Our various ports of call subject our ships to international and U.S. laws and regulations relating to environmental protection, including but not limited to the International Convention for the Prevention of Pollution from Ships (“MARPOL”). Under such laws and regulations, we are prohibited from, among other things, discharging certain materials, such as petrochemicals and plastics, into the waterways. Specifically, in the U.S., we comply with the newly implemented U.S. Environmental Protection Agency’s Vessel General Discharge permit.

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

Pursuant to U.S. Federal Maritime Commission (“FMC”) and U.S. Coast Guard regulations, we have covered our financial responsibility with respect to death or injury to passengers and water pollution by providing required guarantees from our insurers with respect to such potential liabilities. This includes obtaining Certificates of Financial Responsibility required by the U.S. Coast Guard relating to our ability to satisfy liabilities in cases of water pollution.

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

We believe that our ships currently comply with all requirements of the IMO and the U.S. and Bahamian flags, including but not limited to SOLAS, MARPOL and the Standard of Training Certification and Watch Keeping for Seafarers (“STCW”). The SOLAS requirements are amended and extended by the IMO from time to time. For example, the International Port and Ship Facility Code (“ISPS Code”), was adopted by the IMO in December 2002 and provides for measures strengthening maritime security and places new requirements on governments, port authorities and shipping companies in relation to security issues on ships and in ports. We comply with the ISPS Code.

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

The SOLAS regulation on Long-Range Identification and Tracking entered into force on January 1, 2008. Ships constructed on or after December 31, 2008 must be fitted with a system that automatically transmits the identity of the ship, the position of the ship (latitude and longitude) and the date and time of the position. We are in compliance with these requirements.

IMO’s Maritime Safety Committee requires carriage of a Bridge Navigational Watch Alarm System (“BNWAS”) complying with IMO performance standards. For existing ships over 3,000 Gross Tons, the equipment should be installed in connection with the first survey after July 1, 2012. New ships over 150 Gross Tons and all new passenger ships constructed after July 1, 2011 shall be equipped with a BNWAS. All of our ships are in compliance with these requirements.

Financial Requirements

The FMC requires evidence of financial responsibility for those offering transportation on passenger ships operating out of U.S. ports to indemnify passengers in the event of non-performance of the transportation. Accordingly, we are required to maintain a $15.0 million third-party performance guarantee on our behalf in respect of liabilities for non-performance of transportation and other obligations to passengers. Recent regulations have revised the financial requirements with respect to both death/injury and non-performance coverages to increase the $15.0 million performance guarantee to $22.0 million effective April 2, 2014 and to $30.0 million effective April 2, 2015. Also, we have a legal requirement for us to maintain a security guarantee based on cruise business originated from the United Kingdom and have a bond with the Association of British Travel Agents currently valued at British Pound Sterling 5.7 million. We also are required to establish financial responsibility by other jurisdictions to meet liability in the event of non-performance of our obligations to passengers from those jurisdictions.

From time to time, various other regulatory and legislative changes have been or may in the future be proposed that may have an effect on our operations in the U.S. and the cruise industry in general.

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

The U.S.-source portion of our income that is not shipping income is generally subject to the Net Tax Regime. U.S. Treasury Regulations list several items of income which are not considered to be incidental to the international operation of ships and, to the extent derived from U.S. sources, are subject to U.S. federal income taxes. Income items considered non-incidental to the international operation of ships include income from the sale of single-day cruises, shore excursions, air and other transportation, and pre-and post-cruise land packages. We believe that substantially all of our income currently derived from the international operation of ships is shipping income.

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

Bermuda, the jurisdiction where we are incorporated, has been officially recognized by the IRS as a qualified foreign country that currently grants the requisite equivalent exemption from tax in respect of each category of shipping income we expect to earn in the future. Therefore, NCLH will satisfy the Country of Organization Test and will likely be exempt from U.S. federal income taxation with respect to our U.S.-source international shipping income if NCLH is able to satisfy any one of the 50% Ownership Test, the Publicly Traded Test or the CFC Test. As discussed further below, as of the date of this annual report, we expect to satisfy the Publicly Traded Test.

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

The regulations provide that the trading frequency and trading volume tests will be deemed satisfied if a class of stock is traded on an established securities market in the U.S. and is regularly quoted by dealers making a market in such stock. The regulations provide, in pertinent part, that a class of stock will not be considered to be “regularly traded” on an established securities market for any taxable year in which 50% or more of the outstanding shares of such class of stock are owned on more than half the days during the taxable year by persons who each own 5% or more of the outstanding shares of such class of stock, to which we refer as the “Five Percent Override Rule.” The “Five Percent Override Rule” will not apply if NCLH can substantiate that the number of NCLH’s ordinary shares owned for more than half of the number of days in the taxable year (1) directly or indirectly applying attribution rules, by its qualified shareholders, and (2) by its non-5% shareholders, is greater than 50% of its outstanding ordinary shares.

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

As of the date of this filing, NCLH’s direct non-5% shareholders own more than 50% of its ordinary shares. Based on the foregoing, as of the date of this filing, we believe that NCLH’s ordinary shares will be considered to be “primarily and regularly traded on an established securities market” and that NCLH and each of its corporate subsidiaries in which NCLH owns more than 50% of the value of the outstanding stock and that is organized in a qualifying foreign country will therefore qualify for the Section 883 tax exemption. However, there are factual circumstances beyond our control, including changes in the direct and indirect owners of NCLH’s ordinary shares or the status of certain of its qualified shareholders, which could cause NCLH or its subsidiaries to lose the benefit of this tax exemption. Therefore, we can give no assurance in this regard. Should any of the facts described above cease to be correct or the direct or indirect ownership of NCLH’s ordinary shares change, NCLH and its subsidiaries’ ability to qualify for the Section 883 tax exemption will be compromised. Also, it should be noted that Section 883 of the Code has been the subject of legislative modifications in past years that have had the effect of limiting its availability to certain taxpayers, and there can be no assurance that future legislation will not preclude us from obtaining the benefits of Section 883 of the Code.

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

Changes in Tax Laws

The various tax regimes to which we are currently subject result in a relatively low effective tax rate on our world-wide income. These tax regimes, however, are subject to change, possibly with retroactive effect. For example, legislation has been proposed in the past that would eliminate the benefits of the exemption from U.S. federal income tax under Section 883 of the Code and subject all or a portion of our shipping income to taxation in the United States. Moreover, we may become subject to new tax regimes and may be unable to take advantage of favorable tax provisions afforded by current or future law.

U.S. Federal Income Taxation—U.S.-flagged Operation

Income derived from our U.S.-flagged operation generally will be subject to U.S. federal and state income taxation at combined graduated rates of approximately 39%, after an allowance for deductions. In connection with implementation of a global tax platform during 2013, we expect current and future income derived in respect of this operation to be exempt from branch profits and dividend withholding taxes under the US – UK Income Tax Treaty and expect to incur a U.S. tax liability of approximately $22.6 million, after considering net operating losses (“NOLs”) obtained from our shareholders (discussed below in U.S. Federal Income Taxation—Net Operating Losses).

U.S. Federal Income Taxation—Net Operating Losses

As a result of the corporate reorganization, described above under “Item 1. Business—History and Development of the Company,” we obtained certain NOLs of our corporate shareholders. Section 382 of the Code places a limitation on the amount of taxable income that can be offset by NOL carryforwards after a change in control (generally greater than 50% change in ownership) of a loss corporation. Generally, after a change in control, a loss corporation cannot deduct NOL carryforwards in excess of the Section 382 limitation. Due to these change in ownership provisions, utilization of our NOL carryforwards to offset future taxable income may be subject to an annual limitation. We anticipate that use of our NOL carryforwards will not be significantly limited as a result of Section 382 of the Code and expect some or all of these loss carryforwards to be utilized during 2013.

Available Information

We file annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K and other information with the SEC. You may read and copy any document we file with the SEC at the SEC’s public reference room at 100 F Street, N.E., Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information on the public reference room. Our SEC filings are also available to the public at the SEC’s website at http://www.sec.gov.

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

Executive Officers

The following table sets forth certain information regarding our executive officers and key employees as of February 14, 2014.

Name	Age	Position
Kevin M. Sheehan	59	President and Chief Executive Officer
Wendy A. Beck	49	Executive Vice President and Chief Financial Officer
Andrew Stuart	50	Executive Vice President, Global Sales and Passenger Services
Daniel S. Farkas	45	Senior Vice President, General Counsel and Assistant Secretary
Maria Miller	57	Senior Vice President, Marketing
Robert Becker	53	Senior Vice President, Consumer Research

All the executive officers and key employees listed above hold their offices at the pleasure of our Board of Directors, subject to rights under any applicable employment agreements. There are no family relationships between or among any directors and executive officers.

Kevin M. Sheehan has served as the President and Chief Executive Officer of the Company since August 2010. He has served as the Chief Executive Officer of the Company since November 2008 and as President since August 2010 and previously from August 2008 through March 2009. Mr. Sheehan also served as Chief Financial Officer of the Company from November 2007 through September 2010. Prior to joining us, he spent two and a half years consulting to private equity firms including Cerberus, Fortress and Clayton Dubilier & Rice and lecturing full time at Adelphi University in New York as Distinguished Visiting Professor of Accounting, Finance and Economics. Prior to that, Mr. Sheehan served a nine-year career with Cendant as Chairman and Chief Executive Officer of their Vehicle Services Division including responsibility for Avis Rent A Car, Budget Rent A Car, Budget Truck, PHH Fleet Management and Wright Express. Prior to that he was Cendant’s Chief Financial Officer and initially served as President and Chief Financial Officer of Avis Group. He is a graduate of Hunter College and the New York University Graduate School of Business. Mr. Sheehan serves on the board of directors of New Media Investment Group Inc. (NASDAQ: “NEWM$”), Dave and Buster’s and XOJET, Inc. He also serves as Chairman of the Florida Caribbean Cruise Association’s Executive Committee and on the Executive Committee of the Cruise Line International Association.

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

Daniel S. Farkas has served as Senior Vice President and General Counsel of the Company since February 2008 and as Assistant Secretary of the Company since 2013. Since Mr. Farkas joined us in January 2004, he has held the positions of Secretary from 2010 to 2013, Vice President and Assistant General Counsel from 2005 to 2008, and Assistant General Counsel from 2004 to 2005. Mr. Farkas was formerly a partner in the Miami offices of the law firm Mase and Gassenheimer specializing in maritime litigation. Before that he was an Assistant State Attorney for the Eleventh Judicial Circuit in and for Miami-Dade County, Florida. Mr. Farkas currently serves on the board of directors of the Cruise Industry Charitable Foundation. Mr. Farkas earned a Bachelor of Arts degree Cum Laude with honors in English and American Literature from Brandeis University and a Juris Doctorate degree from the University of Miami.

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

Item 1A. Risk Factors

In addition to the other information contained in this annual report, you should carefully consider the following risk factors in evaluating us and our business. If any of the risks discussed in this annual report actually occur, our business, financial condition and results of operations could be materially adversely affected. In connection with the forward-looking statements that appear in this annual report, you should also carefully review the cautionary statement referred to under “Cautionary Statement Concerning Forward-Looking Statements.”

Risk factors related to our business

The specific risk factors set forth below, as well as the other information contained in this annual report, could cause our actual results to differ from our expected or historical results and individually or any combination thereof could adversely affect our business, financial condition and results of operations.

The adverse impact of general economic and related factors such as high levels of unemployment and underemployment, fuel price increases, declines in the securities and real estate markets, and perceptions of these conditions can decrease the level of disposable income of consumers or consumer confidence. The demand for cruises is affected by international, national and local economic conditions.

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

An increase in cruise capacity without a corresponding increase in passenger demand, could materially and adversely affect our business, financial condition and results of operations.

Historically, cruise capacity has grown to meet the growth in demand. According to CLIA, 17.6 million passengers in 2013 took cruises on CLIA member lines versus 7.2 million passengers in 2000, representing a compound annual growth rate of approximately 7.1%. CLIA estimates that between 2013 and 2016, the North America based CLIA member line fleet will increase by approximately 29 ships, representing a compound annual capacity growth of 3.4%. In order to profitably utilize this new capacity, the cruise industry will likely need to improve its percentage share of the U.S. population who has cruised at least once, which is approximately 24%, according to CLIA. If there is an industry-wide increase in capacity without a corresponding increase in public demand, we, as well as the entire cruise industry, could experience reduced occupancy rates and/or be forced to discount our prices. In addition, increased cruise capacity could impact our ability to retain and attract qualified shipboard employees, including officers, at competitive levels and, therefore, increase our shipboard employee costs.

We face intense competition from other cruise companies as well as non-cruise vacation alternatives and we may not be able to compete effectively.

We face intense competition from other cruise companies, primarily the other Major North American Cruise Brands, which together comprise approximately 90% of the North American cruise market as measured by total Berths. These brands include Carnival Cruise Lines and Royal Caribbean International in the contemporary segment and Holland America, Princess Cruises and Celebrity Cruises in the premium segment. As of December 31, 2013, Norwegian Cruise Line accounted for approximately 13% of the Major North American Cruise Brands’ capacity in terms of Berths. We compete against all of these operators principally on the quality of our ships, our differentiated product offering, selection of our itineraries and value proposition of our cruises. We also face competition for many itineraries from other cruise operators as well as competition from non-cruise vacation alternatives. In the event we do not compete effectively, our business could be adversely affected.

Our substantial indebtedness could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry and prevent us from making debt service payments.

Our level of indebtedness could limit cash flow available for our operations and could adversely affect our financial condition, operations, prospects and flexibility. As of December 31, 2013, we had approximately $3.1 billion of total debt. Our substantial indebtedness could:

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

Based on our December 31, 2013 outstanding variable rate debt balance, a one percentage point increase in the LIBOR interest rates would increase our annual interest expense by approximately $19.4 million, excluding the effects of capitalization of interest. In addition, future financings we may undertake may also provide for rates that fluctuate with prevailing interest rates.

Negative publicity surrounding the cruise industry may have an adverse effect on our financial condition and results of operations.

Negative publicity, or heightened media scrutiny of the cruise industry, due to incidents relating to vessel operation, environmental or natural disasters such as hurricanes, epidemics and viral outbreaks aboard a vessel, or any occurrence which brings into question the safety and security of the industry may result in an adverse effect on our financial condition and results of operations including the decrease in demand for cruise vacations and a damage to the reputation of the cruise industry as a safe and reliable vacation alternative. The considerable expansion in the use of social media in recent years can further amplify any negative publicity that may be generated.

Increases in fuel prices and/or other cruise operating costs would increase the cost of our cruise ship operations.

Fuel expense accounted for 18.3% of our total cruise operating expense in 2013, 19.2% in 2012 and 16.6% in 2011. Future increases in the cost of fuel globally would increase the cost of our cruise ship operations. In addition, we could experience increases in other cruise operating costs, due to market forces and economic or political instability beyond our control.

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

The impact of volatility and disruptions in the global credit and financial markets may adversely affect our ability to borrow and could increase our counterparty credit risks, including those under our credit facilities, derivatives, contingent obligations, insurance contracts and new ship progress payment guarantees.

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

In 2013, the majority of our guests booked their cruises through independent travel agents. In the event that the travel agent distribution channel is adversely impacted by the worldwide economic downturn, or other reason, this could reduce the distribution channels available for us to market and sell our cruises and we could be forced to increase the use of alternative distribution channels.

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

Any delays in the construction and delivery of a cruise ship could have an adverse effect on our business, financial condition and results of operations.

Delays in the construction, repair, refurbishment and delivery of a cruise ship can occur as a result of events such as insolvency, work stoppages, other labor actions or “force majeure” events experienced by our shipbuilders and other such companies that are beyond our control. Any termination or breach of contract following such an event may result in, among other things, the forfeiture of prior deposits or payments made by us, potential claims and impairment of losses. A significant delay in the delivery of a new ship, or a significant performance deficiency or mechanical failure of a new ship, particularly in light of decreasing availability of Dry-dock facilities, could have an adverse effect on our business, financial condition and results of operations.

Epidemics and viral outbreaks could have an adverse effect on our business, financial condition and results of operations.

Public perception about the safety of travel and adverse publicity related to passenger or crew illness, such as incidents of H1N1, stomach flu, or other contagious diseases, may impact demand for cruises. If any wide-ranging health scare should occur, our business, financial condition and results of operations would likely be adversely affected.

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

Adverse incidents involving cruise ships may adversely affect our business, financial condition and results of operations.

The operation of cruise ships carries an inherent risk of loss caused by adverse weather conditions, maritime disaster, including, but not limited to, oil spills and other environmental mishaps, fire, mechanical failure, collisions, human error, war, terrorism, piracy, political action, civil unrest and insurrection in various countries and other circumstances or events. Any such event may result in loss of life or property, loss of revenue or increased costs. The operation of cruise ships also involves the risk of other incidents at sea or while in port, including missing guests, inappropriate crew or passenger behavior and onboard crimes, which may bring into question passenger safety, may adversely affect future industry performance and may lead to litigation against us. Although we place passenger safety as the highest priority in the design and operation of our fleet, we have experienced accidents and other incidents involving our cruise ships and there can be no assurance that similar events will not occur in the future. It is possible that we could be forced to cancel a cruise or a series of cruises due to these factors or incur increased port related and other costs resulting from such adverse events. Any such event involving our cruise ships or other passenger cruise ships may adversely affect guests’ perceptions of safety or result in increased governmental or other regulatory oversight. An adverse judgment or settlement in respect of any of the ongoing claims against us may also lead to negative publicity about us. Anything that damages our reputation (whether or not justified), including adverse publicity about passenger safety, could have an adverse impact on demand, which could lead to price discounting and a reduction in our sales and could adversely affect our business, financial condition and results of operations.

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

Breaches in data security or other disturbances to our information technology and other networks could impair our operations and have a material adverse impact on our business, financial condition and results of operations.

The integrity and reliability of our information technology systems and other networks are crucial to our business operations. We have made significant investments in our information technology systems to optimize booking procedures, enhance the marketing power of our website and control costs. Any unauthorized use of our information systems to gain access to sensitive information, corrupt data or create general disturbances in our operations systems could impair our ability to conduct business and damage our reputation. If our security measures were breached, we could be exposed to cyber-related risks and malware and access to credit cards and other sensitive data could be at risk.

Amendments to the collective bargaining agreements for crew members of our fleet and other employee relation issues may materially adversely affect our financial results.

Currently, we are a party to six collective bargaining agreements. Three of these agreements are in effect through 2014. Of the three remaining agreements, two are scheduled to expire in 2018 and one is scheduled to expire in 2020. Upon appropriate notice, the agreements may be reopened at certain yearly intervals, and we received notice from one of the parties to reopen wage/benefit negotiations in 2013. These negotiations were completed and effective from July 2013 without material cost to the Company. Any future amendments to such collective bargaining agreements or inability to satisfactorily renegotiate such agreements may increase our labor costs and have a negative impact on our financial condition. In addition, our collective bargaining agreements may not prevent a disruption in work on our ships in the future. Any such disruptions in work could have a material adverse effect on our financial results.

Unavailability of ports of call may materially adversely affect our business, financial condition and results of operations.

We believe that attractive port destinations are a major reason why guests choose to go on a particular cruise or on a cruise vacation. The availability of ports is affected by a number of factors, including, but not limited to, existing capacity constraints, security concerns, adverse weather conditions and natural disasters, financial limitations on port development, local governmental regulations and local community concerns about port development and other adverse impacts on their communities from additional tourists. Any limitations on the availability of our ports of call could adversely affect our business, financial condition and results of operations.

The loss of key personnel or our inability to recruit or retain qualified personnel may materially adversely affect our business, financial condition and results of operations.

We rely upon the ability, expertise, judgment, discretion, integrity and good faith of our senior management team. Our success is dependent upon our personnel and our ability to recruit and retain high quality employees. We must continue to recruit, retain and motivate management and other employees sufficient to maintain our current business and support our projected growth. The loss of services of any of the key members of our management team could have a material adverse effect on our business, financial condition and results of operations. See “Item 1— “Business—Executive Officers” for additional information about our management personnel.

The leadership of our President and Chief Executive Officer, Mr. Sheehan, and other executive officers has been a critical element of our success. The death or disability of Mr. Sheehan or other extended or permanent loss of his services, or any negative market or industry perception with respect to him or arising from his loss, could have a material adverse effect on our business. Our other executive officers and other members of senior management have substantial experience and expertise in our business and have made significant contributions to our growth and success. The unexpected loss of services of one or more of these individuals could also materially adversely affect us. We are not protected by key man or similar life insurance covering members of our senior management. We have employment agreements with our executive officers, but these agreements do not guarantee that any given executive will remain with us.

Risks related to the regulatory environment in which we operate

Future changes in applicable tax laws, or our inability to take advantage of favorable tax regimes, could increase the amount of taxes we must pay.

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

We believe and have taken the position that substantially all of our income derived from the international operation of ships is properly categorized as shipping income and that we do not have a material amount of non-qualifying income. It is possible, however, that a much larger percentage of our income does not qualify (or will not qualify) as shipping income. Moreover, the exemption for shipping income is only available for years in which NCLH will satisfy complex stock ownership tests under Section 883 of the Code as described in “Item 1—Business— Regulatory Issues— Taxation—Exemption of Operating Income from U.S. Federal Income Taxation.” There are factual circumstances beyond our control, including changes in the direct and indirect owners of NCLH’s ordinary shares, which could cause us or our subsidiaries to lose the benefit of this tax exemption. Finally, any changes in our operations could significantly increase our exposure to either the Net Tax Regime or the 4% Regime (each as defined in “Item 1—Business—Taxation of Operating Income: In General”), and we can give no assurances on this matter.

If we or any of our subsidiaries were not to qualify for the exemption under Section 883 of the Code, our or such subsidiary’s U.S.-source income would be subject to either the Net Tax Regime or the 4% Regime (each as defined in “Item 1— Business— Regulatory Issues— Taxation—Taxation of Operating Income: In General”). As of the date of this filing, we believe that NCLH and its subsidiaries will satisfy the stock ownership tests imposed under Section 883 and therefore believe that NCLH will qualify for the exemption under Section 883. However, as discussed above, there are factual circumstances beyond our control that could cause NCLH to not meet the stock ownership tests. Therefore, we can give no assurances on this matter. We refer you to “Item 1—Business—Regulatory Issues—Taxation—Exemption of Operating Income from U.S. Federal Income Taxation.”

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

The various tax regimes to which we are currently subject result in a relatively low effective tax rate on our worldwide income. These tax regimes, however, are subject to change, possibly with retroactive effect. For example, legislation has been proposed in the past that would eliminate the benefits of the exemption from U.S. federal income tax under Section 883 of the Code and subject all or a portion of our shipping income to taxation in the United States. Moreover, we may become subject to new tax regimes and may be unable to take advantage of favorable tax provisions afforded by current or future law including exemption of branch profits and dividend withholding taxes under the US – UK Income Tax Treaty on income derived in respect of our U.S.–flagged operation.

We are subject to complex laws and regulations, including environmental laws and regulations, which could adversely affect our operations and any changes in the current laws and regulations could lead to increased costs or decreased revenue.

Some environmental groups have lobbied for more extensive oversight of cruise ships and have generated negative publicity about the cruise industry and its environmental impact. Increasingly stringent federal, state, local and international laws and regulations on environmental protection and health and safety of workers could affect our operations. The U.S. Environmental Protection Agency, the IMO (a United Nations agency with responsibility for the safety and security of shipping and the prevention of marine pollution by ships), the Council of the European Union and individual states are considering, as well as implementing, new laws and rules to manage cruise ship waste. In addition, many aspects of the cruise industry are subject to governmental regulation by the U.S. Coast Guard as well as international treaties such as SOLAS, an international safety regulation, MARPOL, an international environmental regulation, and STCW and its conventions in ship manning. International regulations regarding ballast water and security levels are currently pending.

Additionally, the U.S. and various state and foreign government and regulatory agencies have enacted or are considering new environmental regulations and policies, such as requiring the use of low-sulfur fuels, increasing fuel efficiency requirements and further restricting emissions, including those of green-house gases. Compliance with such laws and regulations may entail significant expenses for ship modification and changes in operating procedures which could adversely impact our operations as well as our competitors’ operations. In 2006, Alaskan voters approved a ballot measure requiring that cruise ships meet Alaska Water Quality Standards (“WQS”). Pursuant to the ballot measure, Alaska approved stringent regulations and required a waste water discharge permit for cruise ships beginning in 2008. Legislation approved in 2009 allowed the state to issue general permits that contain effluent limits or standards that are less stringent than the WQS where the ship is using economically feasible methods of pollution prevention. In 2013, the state extended the permit program, and allowed ship operators to apply for mixing zones in upcoming permits, an option that may ease compliance with certain WQS. The International Labor Organization’s Maritime Labor Convention, 2006 went into force on August 20, 2013. The Convention regulates many aspects of maritime crew labor and impacts the worldwide sourcing of new crewmembers. MARPOL regulations have established special Emission Control Areas (“ECAs”) with stringent limitations on sulfur and nitrogen oxide emissions. Ships operating in designated ECAs (which include the Baltic Sea, the North Sea/English Channel, and many of the waters within 200 nautical miles of the U.S. and Canadian coasts including the Hawaiian Islands; waters surrounding Puerto Rico and the U.S. Virgin Islands have been included as of January 2014) are generally expected to meet the new emissions limits through the use of low-sulfur fuels.

These issues are, and we believe will continue to be, an area of focus by the relevant authorities throughout the world. This could result in the enactment of more stringent regulation of cruise ships that would subject us to increasing compliance costs in the future.

By virtue of our operations in the U.S., the FMC requires us to maintain a third-party performance guarantee on our behalf in respect of liabilities for non-performance of transportation and other obligations to guests. The FMC has proposed rules that would significantly increase the amount of our required guarantees and accordingly our cost of compliance. There can be no assurance that such an increase in the amount of our guarantees, if required, would be available to us. For additional discussion of the FMC’s proposed requirements, we refer you to “Item 1—Business—Regulatory Issues.”

In 2007, the state of Alaska implemented taxes, some of which were rolled back in 2010, which have impacted the cruise industry operating in Alaska. It is possible that other states, countries or ports of call that our ships regularly visit may also decide to assess new taxes or fees or change existing taxes or fees specifically applicable to the cruise industry and its employees and/or guests, which could increase our operating costs and/or could decrease the demand for cruises.

Changes in health, safety, security and other regulatory issues could materially adversely affect our business, financial condition and results of operations.

We are subject to various international, national, state and local health, safety and security laws and regulations. For additional discussion of these requirements, we refer you to “Item 1—Business—Regulatory Issues.” Changes in existing legislation or regulations and the imposition of new requirements could adversely affect our business, financial condition and results of operations.

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

We may become subject to taxes in Bermuda after March 31, 2035, which could materially adversely affect our business, financial condition and results of operations.

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

Risks related to our ordinary shares

We are a “controlled company” within the meaning of the rules of NASDAQ and, as a result, rely on, exemptions from certain corporate governance requirements.

On January 18, 2013, NCLH listed its ordinary shares on the NASDAQ Global Select Market and Genting HK, the Apollo Funds and the TPG Viking Funds, or their respective affiliates, together continue to control a majority of its ordinary shares. As a result, we are a “controlled company” within the meaning of the corporate governance standards of NASDAQ. Under the rules of NASDAQ, a company of which more than 50% of the voting power is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements, including the requirement:

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

NCLH has utilized these exemptions. As a result, NCLH does not have a majority of independent directors nor is NCLH required to have any independent directors on its nominating/corporate governance and compensation committees, and NCLH is not required to have an annual performance evaluation of the nominating/corporate governance and compensation committees. Accordingly, its shareholders do not have the same protections afforded to shareholders of companies that are subject to a national securities exchange’s general corporate governance requirements (without giving effect to the “controlled company” exemptions of NASDAQ).

We are controlled by the Sponsors, who hold a significant percentage of NCLH’s ordinary shares and whose interests may not be aligned with ours or our public shareholders.

The majority of NCLH’s voting ordinary shares are held by affiliates of Genting HK, the Apollo Funds and the TPG Viking Funds. The shareholders’ agreement governing the relationship among those parties gives the Apollo Funds effective control over our affairs and policies, subject to certain limitations. Genting HK and the Apollo Funds also control the election of our Board of Directors, the appointment of management, the entering into of mergers, sales of substantially all of our assets and other material transactions. The directors appointed by Genting HK and the Apollo Funds have the authority, on our behalf and subject to the terms of our debt agreements and the shareholders’ agreement, to issue additional ordinary shares, implement share repurchase programs, declare dividends, pay advisory fees and make other decisions, and they may have an interest in our doing so. The interests of Genting HK, the Apollo Funds and the TPG Viking Funds could conflict with our public shareholders’ interests in material respects.

Furthermore, Genting HK engages in the cruise industry and leisure, entertainment and hospitality activities and Apollo and TPG are in the business of managing investment funds which make investments in companies and one or more of which has now and may from time to time hold interests in businesses that compete directly or indirectly with us, as well as businesses that represent major guests of our business. Investment funds managed by Genting HK, Apollo and/or TPG may also pursue acquisition opportunities that may be complementary to our business, and as a result, those acquisition opportunities may not be available to us. So long as NCLH’s Sponsors continue to control a significant amount of its outstanding voting ordinary shares, such shareholders will continue to be able to strongly influence or effectively control our decisions. Additionally, the concentration of ownership held by NCLH’s Sponsors could delay, defer or prevent a change of control of us or impede a merger, takeover or other business combination.

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

The market price for our ordinary shares could be subject to wide fluctuations.

The market price for our ordinary shares could be volatile and subject to wide fluctuations in response to factors including the following:

•	actual or anticipated fluctuations in our quarterly results;

•	the public’s reaction to our press releases, other public announcements and filings with the SEC;

•	sales of large blocks of our ordinary shares, or the expectation that such sales may occur, including sales by our directors, officers and Sponsors;

•	market and industry perception of our success, or lack thereof, in pursuing our growth strategy;

•	announcements of new itineraries or services or the introduction of new ships by us or our competitors;

•	changes in financial estimates by securities analysts;

•	conditions in the cruise industry;

•	price and volume fluctuations in the stock markets generally;

•	announcements by our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

•	our involvement in significant acquisitions, strategic alliances or joint ventures;

•	changes in government and environmental regulation;

•	changes in accounting standards, policies, guidance, interpretations or principles;

•	additions or departures of key personnel;

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

There were 205,160,340 ordinary shares of NCLH issued and outstanding as of December 31, 2013. The ordinary shares (i) issued in connection with our IPO, (ii) sold in Secondary Offerings completed in August and December 2013, by the Sponsors, (iii) issued or to be issued under our new long-term incentive plan or (iv) issued or to be issued in exchange for Management NCL Corporation Units are or will be freely transferable, except for any shares held by our “affiliates,” as that term is defined in Rule 144 under the Securities Act of 1933, as amended (the “Securities Act”). Ordinary shares that continue to be held by our Sponsors and key employees may also be sold in the public market in the future subject to the restrictions contained in Rule 144 under the Securities Act. If our Sponsors sell a substantial amount of our ordinary shares, the prevailing market price for our ordinary shares could be adversely affected. If our Sponsors continue to sell, it is possible that one or more Sponsors may no longer own any of our ordinary shares. The uncertainty regarding the future ownership of the Company by the Sponsors could materially adversely impact our operations and the market price of our ordinary shares.

As of December 31, 2013, there were an aggregate of 4,709,692 outstanding Management NCL Corporation Units, which represent a 2.2% economic interest in NCLC. In connection with the consummation of the IPO, we entered into an exchange agreement with NCLC. Pursuant to the exchange agreement, and subject to certain procedures and restrictions (including the vesting schedules applicable to the Management NCL Corporation Units and any applicable legal and contractual restrictions), each holder of Management NCL Corporation Units has the right to cause NCLC and us to exchange the holder’s Management NCL Corporation Units for our ordinary shares at an exchange rate equal to one ordinary share for every Management NCL Corporation Unit (or, at NCLC’s election, a cash payment equal to the value of the exchanged Management NCL Corporation Units), subject to customary adjustments for stock splits, subdivisions, combinations and similar extraordinary events. We have reserved for issuance a number of our ordinary shares corresponding to the number of Management NCL Corporation Units. On August 19, 2013, NCLH filed a registration statement with the SEC, which is effective, to register on a continuous basis the issuance of the ordinary shares to be received by the holders of Management NCL Corporation Units who elected or will elect to exchange. We may issue our ordinary shares or other securities from time to time as consideration for future acquisitions and investments. If any such acquisition or investment is significant, the number of ordinary shares, or the number or aggregate principal amount, as the case may be, of other securities that we may issue may in turn be substantial. We may also grant registration rights covering those ordinary shares or other securities in connection with any such acquisitions and investments.

We have granted approximately 5.0 million options to acquire our ordinary shares to our management team under our new long-term incentive plan. We filed a registration statement on Form S-8 under the Securities Act covering the 15,035,106 ordinary shares reserved for issuance under our new long-term incentive plan (including the shares subject to the option grants described above). Accordingly, ordinary shares registered under such registration statement will be available for sale in the open market upon exercise or other acquisition by the holders, subject to vesting restrictions, Rule 144 limitations applicable to our affiliates and any applicable contractual lock-up provisions.

We do not have current plans to pay dividends on our ordinary shares.

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

Additionally, our bye-laws contain provisions that prevent third parties, other than the Apollo Funds, the TPG Viking Funds and Genting HK, from acquiring beneficial ownership of more than 4.9% of its outstanding shares without the consent of our Board of Directors and provide for the lapse of rights, and sale, of any shares acquired in excess of that limit. The effect of these provisions as well as the significant ownership of ordinary shares by our Sponsors may preclude third parties from seeking to acquire a controlling interest in us in transactions that shareholders might consider to be in their best interests and may prevent them from receiving a premium above market price for their shares.

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

Our principal executive offices are located at 7665 Corporate Center Drive, Miami, Florida where we lease approximately 228,000 square feet of facilities. We also lease approximately (i) 24,300 square feet of office space in Sunrise, Florida for sales; (ii) 25,600 square feet of office space in Honolulu, Hawaii for administrative purposes; (iii) 9,600 square feet of office space in London, England for sales and marketing in the United Kingdom and Ireland; (iv) 11,000 square feet of office space in Wiesbaden, Germany for sales and marketing in Europe; and (v) 31,000 square feet of office space in Phoenix, Arizona for a call center. In addition, we own a private island in the Bahamas, Great Stirrup Cay, which we utilize as a port-of-call on some of our itineraries. In 2013, we purchased a future cruise destination in Belize which will be introduced in 2015. We believe that our facilities are adequate for our current needs, and that we are capable of obtaining additional facilities as necessary.

Item 3. Legal Proceedings

In July 2009, a class action complaint was filed against NCL (Bahamas) Ltd. in the United States District Court, Southern District of Florida, on behalf of a purported class of crew members alleging inappropriate deductions of their wages pursuant to the Seaman’s Wage Act and wrongful termination resulting in a loss of retirement benefits. In December 2010, the Court denied the plaintiffs’ Motion for Class Certification. In February 2011, the plaintiffs filed a Motion for Reconsideration as to the Court’s Order on Class Certification which was denied. The Court tried six individual plaintiffs’ claims, and in September 2012 awarded wages aggregating approximately $100,000 to such plaintiffs. In October 2013, the United States Court of Appeals for the Eleventh Circuit affirmed the Court’s rulings as to the denial of Class Certification and the trial verdict. The Plaintiffs’ have filed a petition for a writ of certiorari in the United States Supreme Court seeking review of the appellate court’s decision. We intend to continue to vigorously defend this action and are not able at this time to estimate the impact of these proceedings.

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

Item 4. Mine Safety Disclosures

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issue Purchases of Equity Securities

Market Information

NCLH’s ordinary shares have been listed on the NASDAQ Global Select Market under the symbol “NCLH” since January 18, 2013. Prior to this time, there was no public market for NCLH’s ordinary shares. The table below sets forth the high and low sales prices of our ordinary shares as reported by the NASDAQ Global Select Market for 2013 by quarter:

	High	Low
Fourth Quarter	$35.97	$28.57
Third Quarter	33.67	28.28
Second Quarter	32.93	28.00
First Quarter from January 18, 2013	31.91	19.00

Holders

As of February 14, 2014 there were 151 record holders of NCLH’s ordinary shares. Since certain of its shares are held by brokers and other institutions on behalf of shareholders, the foregoing number is not representative of the number of beneficial owners.

Dividends

We intend to retain all currently available funds and as much as necessary of future earnings in order to fund the continued development and growth of our business. Our debt agreements also impose restrictions on our ability to pay dividends. Any determination to pay dividends in the future will be at the discretion of our Board of Directors and will depend upon our results of operations, financial condition, restrictions imposed by applicable law and our financing agreements and other factors that our Board of Directors deem relevant.

Significant Changes

Except as identified in this annual report, no significant change in our financial condition has occurred since the date of the most recent consolidated audited financial statements contained in this annual report.

Stock Performance Graph

This performance graph shall not be deemed “soliciting material” or to be “filed” with the Securities and Exchange Commission for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any filing of NCLH under the Securities Act of 1933, as amended, or the Exchange Act.

The following graph shows a comparison (from January 18, 2013, the date our ordinary shares commenced trading on the NASDAQ Global Select Market, through December 31, 2013) of the cumulative total return for our ordinary shares, the Standard & Poor’s 500 Composite Stock Index and the Dow Jones United States Travel and Leisure index. The Stock Performance Graph assumes for comparison that the value of our ordinary shares and of each index was $100 on January 18, 2013. Past performance is not necessarily an indicator of future results. The stock prices used were as of the close of business on the respective dates.

Item 6. Selected Financial Data

The selected consolidated financial data presented below for the years 2009 through 2012 and as of the end of each such year are derived from NCLC’s consolidated financial statements and should be read in conjunction with those financial statements and the related notes as well as with “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Prior to the year ended December 31, 2013, the financial statements are those of NCLC; however, we have retrospectively applied the exchange of ordinary shares due to the Corporate Reorganization as the effect is substantially the same as a stock split. The Corporate Reorganization is reflected in NCLH’s financial statements for the first time in the quarter ended March 31, 2013. In addition, the prior comparative periods will be the activity of NCLC during such periods.

	As of or for the Year Ended December 31,
(in thousands, except share data, per share data and operating data)	2013	2012	2011	2010	2009
Statement of operations data:
Total revenue	$2,570,294	$2,276,246	$2,219,324	$2,012,128	$1,855,204
Operating income	$395,887	$357,093	$316,112	$230,609	$171,095
Net income (1)	$102,886	$168,556	$126,859	$22,986	$66,952
Net income attributable to non-controlling interest	$1,172	$—	$—	$—	$—
Net income attributable to Norwegian Cruise Line Holdings Ltd. (1)	$101,714	$168,556	$126,859	$22,986	$66,952
Earnings per share:
Basic	$0.50	$0.95	$0.71	$0.13	$0.38
Diluted	$0.49	$0.94	$0.71	$0.13	$0.38
Weighted-average shares:
Basic	202,993,839	178,232,850	177,869,461	177,563,047	174,856,765
Diluted	209,239,484	179,023,683	178,859,720	178,461,210	175,275,440
Balance sheet data:
Total assets	$6,650,978	$5,938,427	$5,562,411	$5,572,371	$4,819,837
Property and equipment, net	$5,647,670	$4,960,142	$4,640,093	$4,639,281	$3,836,127
Long-term debt, including current portion	$3,127,789	$2,985,353	$3,038,081	$3,204,085	$2,557,691
Total shareholders’ equity (2)	$2,631,266	$2,018,784	$1,844,463	$1,740,526	$1,713,040
Operating data:
Passengers carried	1,628,278	1,503,107	1,530,113	1,404,137	1,318,441
Passenger Cruise Days	11,400,906	10,332,914	10,227,438	9,559,049	9,243,154
Capacity Days	10,446,216	9,602,730	9,454,570	8,790,980	8,450,980
Occupancy Percentage	109.1%	107.6%	108.2%	108.7%	109.4%

(1)	In 2013, includes $160.6 million of expenses associated with debt prepayments. In 2010, includes a loss of $33.1 million primarily due to losses on foreign exchange contracts associated with the financing of Norwegian Epic. In 2009, includes foreign currency translation and interest rate swap losses of $9.6 million primarily due to fluctuations in the euro/U.S. dollar exchange rate. In 2009, these amounts were offset by the change in fair value of our fuel derivative contracts of $20.4 million.
(2)	In 2009, NCLC received $100.0 million from its shareholders and issued 1,000,000 additional ordinary shares of $.0012 par value to its shareholders pro rata in accordance with their percentage ownership resulting in an aggregate 21,000,000 ordinary shares of $.0012 par value issued and outstanding as of December 31, 2009.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Non-GAAP Financial Measures

We use certain non-GAAP financial measures, such as Net Revenue, Net Yield, Net Cruise Cost, Adjusted Net Cruise Cost Excluding Fuel and Adjusted EBITDA to enable us to analyze our performance. See “Terms Used in this Annual Report” for the definition of these non-GAAP financial measures. We utilize Net Revenue and Net Yield to manage our business on a day-to-day basis and believe that they are the most relevant measures of our revenue performance because they reflect the revenue earned by us net of significant variable costs. In measuring our ability to control costs in a manner that positively impacts net income, we believe changes in Net Cruise Cost and Adjusted Net Cruise Cost Excluding Fuel to be the most relevant indicators of our performance.

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

In addition, Adjusted Net Income and Adjusted EPS are supplemental financial measures used to demonstrate GAAP net income and EPS excluding certain charges. We use Adjusted Net Income and Adjusted EPS as key performance measures of our earnings performance, and we believe that both management and investors benefit from referring to these non-GAAP financial measures in assessing our performance and when planning, forecasting, and analyzing future periods. These non-GAAP financial measures also facilitate management’s internal comparison to our historical performance. These charges vary from period to period; accordingly, our presentation of Adjusted Net Income and Adjusted EPS may not be indicative of future adjustments or results.

You are encouraged to evaluate each adjustment used in calculating our non-GAAP financial measures and the reasons we consider our non-GAAP financial measures appropriate for supplemental analysis. In evaluating our non-GAAP financial measures, you should be aware that in the future we may incur expenses similar to the adjustments in our presentation. Our non-GAAP financial measures have limitations as analytical tools, and you should not consider these measures in isolation or as a substitute for analysis of our results as reported under GAAP. Our presentation of our non-GAAP financial measures should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items. Our non-GAAP financial measures may not be comparable to other companies. Please see a historical reconciliation of these measures to the most comparable GAAP measure presented in our consolidated financial statements below in the “Results of Operations” section.

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

Passenger ticket revenue primarily consists of revenue for accommodations, meals in certain restaurants on the ship, certain onboard entertainment, and includes revenue for service charges and air and land transportation to and from the ship to the extent guests purchase these items from us. Onboard and other revenue primarily consists of revenue from gaming, beverage sales, shore excursions, specialty dining, retail sales, spa services and photo. We record onboard revenue from onboard activities we perform directly or that are performed by independent concessionaires, from which we receive a share of their revenue. Our cruise operating expense is classified as follows:

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

We determine the useful life of our ships based primarily on our estimates of the average useful life of the ships’ major component systems, such as cabins, main diesels, main electric, superstructure and hull. In addition, we consider the impact of anticipated changes in the vacation market and technological conditions and historical useful lives of similarly-built ships. Given the large and complex nature of our ships, our accounting estimates related to ships and determinations of ship improvement costs to be capitalized require considerable judgment and are inherently uncertain. Should certain factors or circumstances cause us to revise our estimate of ship service lives or projected residual values, depreciation expense could be materially lower or higher. If circumstances cause us to change our assumptions in making determinations as to whether ship improvements should be capitalized, the amounts we expense each year as repairs and maintenance costs could increase, partially offset by a decrease in depreciation expense. If we reduced our estimated average 30-year ship service life by one year, depreciation expense for the year ended December 31, 2013 would have increased by $6.1 million. In addition, if our ships were estimated to have no residual value, depreciation expense for the same period would have increased by $30.6 million. We believe our estimates for ship accounting are reasonable and our methods are consistently applied. We believe that depreciation expense is based on a rational and systematic method to allocate our ships’ costs to the periods that benefit from the ships’ usage.

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

We believe our estimates and judgments with respect to our long-lived assets, principally ships, and goodwill and other indefinite-lived intangible assets are reasonable. Nonetheless, if there was a material change in assumptions used in the determination of such fair values or if there is a material change in the conditions or circumstances that influence such assets, we could be required to record an impairment charge. As of December 31, 2013, our annual review supports the carrying value of these assets.

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

Executive Overview

Total revenue increased 12.9% to $2.6 billion for the year ended December 31, 2013 compared to $2.3 billion for the year ended December 31, 2012. Net Revenue for the year ended December 31, 2013 increased 13.4% to $1.9 billion from $1.7 billion in the same period in 2012 with an improvement of both Net Yield of 4.3% and Capacity Days of 8.8%.

For the year ended December 31, 2013, we had Adjusted Net Income and Adjusted EPS of $295.8 million and $1.41, respectively, which excludes $27.9 million of expenses related to non-cash compensation and $165.0 million of expenses related to prepayments of debt, a change in corporate entity structure and our Secondary Offerings. On a GAAP basis, net income attributable to Norwegian Cruise Line Holdings Ltd. and diluted earnings per share were $101.7 million and $0.49, respectively. Operating income increased 10.9% to $395.9 million for the year ended December 31, 2013 from $357.1 million in 2012. A 16.5% improvement in Adjusted EBITDA was achieved for the same period as revenue increased primarily due to an increase in passenger ticket pricing. Our business improvement measures continued to have an impact even with the increase in the cost of fuel. We refer you to our Results of Operations below for a calculation of Net Revenue, Adjusted Net Income, Adjusted EPS and Adjusted EBITDA.

Results of Operations

We reported total revenue, total cruise operating expense, operating income and net income as follows (in thousands, except per share data):

	Year Ended December 31,
	2013	2012	2011
Total revenue	$2,570,294	$2,276,246	$2,219,324

Total cruise operating expense	$1,657,659	$1,478,433	$1,467,876

Operating income	$395,887	$357,093	$316,112

Net income attributable to Norwegian Cruise Line Holdings Ltd.	$101,714	$168,556	$126,859

Earnings per share:
Basic	$0.50	$0.95	$0.71

Diluted	$0.49	$0.94	$0.71

The following table sets forth operating data as a percentage of revenue:

	Year Ended December 31,
	2013	2012	2011
Revenue
Passenger ticket	70.6%	70.5%	70.4%
Onboard and other	29.4%	29.5%	29.6%

Total revenue	100.0%	100.0%	100.0%

Cruise operating expense
Commissions, transportation and other	17.7%	18.0%	18.5%
Onboard and other	7.6%	7.7%	7.6%
Payroll and related	13.3%	12.9%	13.1%
Fuel	11.8%	12.5%	11.0%
Food	5.3%	5.5%	5.6%
Other	8.8%	8.4%	10.3%

Total cruise operating expense	64.5%	65.0%	66.1%

Other operating expense
Marketing, general and administrative	11.7%	11.0%	11.3%
Depreciation and amortization	8.4%	8.3%	8.3%

Total other operating expense	20.1%	19.3%	19.6%

Operating income	15.4%	15.7%	14.3%

Non-operating income (expense)
Interest expense, net	(11.0)%	(8.3)%	(8.6)%
Other income (expense)	0.1%	—%	0.1%

Total non-operating income (expense)	(10.9)%	(8.3)%	(8.5)%

Net income before income taxes	4.5%	7.4%	5.8%
Income tax expense	(0.5)%	—%	(0.1)%

Net income	4.0%	7.4%	5.7%
Net income attributable to non-controlling interest	—%	—%	—%

Net income attributable to Norwegian Cruise Line Holdings Ltd.	4.0%	7.4%	5.7%

The following table sets forth selected statistical information:

	Year Ended December 31,
	2013	2012	2011
Passengers carried	1,628,278	1,503,107	1,530,113
Passenger Cruise Days	11,400,906	10,332,914	10,227,438
Capacity Days	10,446,216	9,602,730	9,454,570
Occupancy Percentage	109.1%	107.6%	108.2%

Gross Yield and Net Yield were calculated as follows (in thousands, except Capacity Days and Yield data):

	Year Ended December 31,
	2013	2013 Constant Currency	2012	2012 Constant Currency	2011
Passenger ticket revenue	$1,815,869	$1,814,397	$1,604,563	$1,621,412	$1,563,363
Onboard and other revenue	754,425	754,425	671,683	671,683	655,961

Total revenue	2,570,294	2,568,822	2,276,246	2,293,095	2,219,324
Less:
Commissions, transportation and other expense	455,816	455,286	410,531	415,030	410,709
Onboard and other expense	195,526	195,526	173,916	173,916	169,329

Net Revenue	$1,918,952	$1,918,010	$1,691,799	$1,704,149	$1,639,286

Capacity Days	10,446,216	10,446,216	9,602,730	9,602,730	9,454,570
Gross Yield	$246.05	$245.91	$237.04	$238.80	$234.74
Net Yield	$183.70	$183.61	$176.18	$177.47	$173.39

Gross Cruise Cost, Net Cruise Cost, Net Cruise Cost Excluding Fuel and Adjusted Net Cruise Cost Excluding Fuel were calculated as follows (in thousands, except Capacity Days and per Capacity Day data):

	Year Ended December 31,
	2013	2013 Constant Currency	2012	2012 Constant Currency	2011
Total cruise operating expense	$1,657,659	$1,655,971	$1,478,433	$1,487,544	$1,467,876
Marketing, general and administrative expense	301,155	300,719	251,183	252,615	251,351

Gross Cruise Cost	1,958,814	1,956,690	1,729,616	1,740,159	1,719,227
Less:
Commissions, transportation and other expense	455,816	455,286	410,531	415,030	410,709
Onboard and other expense	195,526	195,526	173,916	173,916	169,329

Net Cruise Cost	1,307,472	1,305,878	1,145,169	1,151,213	1,139,189
Less: Fuel expense	303,439	303,439	283,678	283,678	243,503

Net Cruise Cost Excluding Fuel	1,004,033	1,002,439	861,491	867,535	895,686
Less: Other (1)	33,049	33,049	—	—	—

Adjusted Net Cruise Cost Excluding Fuel	$970,984	$969,390	$861,491	$867,535	$895,686

Capacity Days	10,446,216	10,446,216	9,602,730	9,602,730	9,454,570
Gross Cruise Cost per Capacity Day	$187.51	$187.31	$180.12	$181.22	$181.84
Net Cruise Cost per Capacity Day	$125.16	$125.01	$119.25	$119.88	$120.49
Net Cruise Cost Excluding Fuel per Capacity Day	$96.11	$95.96	$89.71	$90.34	$94.74
Adjusted Net Cruise Cost Excluding Fuel per Capacity Day	$92.95	$92.80	$89.71	$90.34	$94.74

(1)	Consists of non-cash share-based compensation related to our IPO and other supplemental adjustments.

Adjusted Net Income and Adjusted EPS were calculated as follows (in thousands, except share and per share data):

	Year Ended December 31,
	2013	2012	2011
Net income attributable to Norwegian Cruise Line Holdings Ltd.	$101,714	$168,556	$126,859
Net income attributable to non-controlling interest	1,172	—	—

Net income	102,886	168,556	126,859
Non-cash compensation	9,408	4,500	—
Non-cash share-based compensation related to IPO	18,527	—	—
Expenses related to debt prepayments (1)	160,573	—	—
Other (2)	4,396	—	—

Adjusted Net Income	$295,790	$173,056	$126,859

Diluted weighted-average shares outstanding	209,239,484	179,023,683	178,859,720

Diluted earnings per share (3)	$0.49	$0.94	$0.71

Adjusted EPS	$1.41	$0.97	$0.71

(1)	Consists of premiums, write-offs of deferred fees and other expenses related to prepayments of debt.
(2)	Expenses incurred from changes in corporate entity structure and our Secondary Offerings.
(3)	Diluted earnings per share is computed by dividing net income by diluted weighted-average shares outstanding.

Adjusted EBITDA was calculated as follows (in thousands):

	Year Ended December 31,
	2013	2012	2011
Net income attributable to Norwegian Cruise Line Holdings Ltd.	$101,714	$168,556	$126,859
Interest expense, net	282,602	189,930	190,187
Income tax expense	11,802	706	1,700
Depreciation and amortization expense	215,593	189,537	183,985

EBITDA	611,711	548,729	502,731
Net income attributable to non-controlling interest	1,172	—	—
Other (income) expense	(1,403)	(2,099)	(2,634)
Non-cash compensation and other (1)	17,188	9,004	5,942
Non-cash share-based compensation related to IPO	18,527	—	—

Adjusted EBITDA	$647,195	$555,634	$506,039

(1)	Consists of non-cash compensation, expenses incurred from changes in corporate entity structure, our Secondary Offerings and other supplemental adjustments.

Year Ended December 31, 2013 (“2013”) Compared to Year Ended December 31, 2012 (“2012”)

Revenue

Total revenue increased 12.9% to $2.6 billion in 2013 compared to $2.3 billion in 2012. Net Revenue increased 13.4% in 2013, primarily due to an increase in Capacity Days of 8.8% related to the delivery of Norwegian Breakaway and an increase in Net Yield of 4.3%. The increase in Net Yield was due to an increase in passenger ticket pricing and higher onboard and other revenue, partially due to the introduction of Norwegian Breakaway to the fleet. On a Constant Currency basis, Net Yield increased 4.2% in 2013 compared to 2012.

Expense

Total cruise operating expense increased 12.1% in 2013 compared to 2012 primarily due to an increase in Capacity Days, expenses related to planned Dry-docks and fuel expense, partially offset by the timing of certain expenses. The increase in fuel expense was primarily the result of a 1.7% increase in the average fuel price to $675 per metric ton in 2013 from $664 in 2012. Total other operating expense increased 17.3% in 2013 compared to 2012 primarily due to non-cash expenses related to share-based compensation recognized upon the realization of our IPO, the timing of certain expenses and depreciation expense related to the addition of Norwegian Breakaway. On a Capacity Day basis, Net Cruise Cost increased 5.0% on an as reported and 4.8% on a Constant Currency basis due to the expenses discussed above. Adjusted Net Cruise Cost Excluding Fuel per Capacity Day increased 3.6% and 3.4% on an as reported and Constant Currency basis, respectively, mainly due to the timing of certain expenses.

Interest expense, net increased to $282.6 million in 2013 from $189.9 million in 2012 primarily due to $160.6 million of expenses associated with debt prepayments partially offset by lower interest rates resulting from the benefits from the redemption of higher rate debt and refinancing transactions.

Income tax expense increased to $11.8 million in 2013 from $0.7 million in 2012 primarily due to the change in our U.S. tax status from a partnership to a corporation in connection with our IPO.

Year Ended December 31, 2012 (“2012”) Compared to Year Ended December 31, 2011 (“2011”)

Revenue

Total revenue increased 2.6% to $2.3 billion in 2012 compared to $2.2 billion in 2011. Net Revenue increased 3.2% in 2012, primarily due to an increase in Net Yield of 1.6% and an increase in Capacity Days of 1.6%. The increase in Net Yield was primarily due to an increase in passenger ticket pricing and the increase in Capacity Days in 2012 was primarily due to the timing of certain repairs and maintenance. On a Constant Currency basis, Net Yield increased 2.4% in 2012 compared to 2011.

Expense

Total cruise operating expense increased slightly in 2012 compared to 2011 due to an increase in Capacity Days as described above and higher ship operating expenses. The increase in ship operating expenses was primarily due to an increase in fuel expense as a result of a 16.3% increase in average fuel price to $664 per metric ton in 2012 from $571 in 2011. Total other operating expense increased slightly compared to 2011 due to an increase in depreciation expense related to the purchase of Norwegian Sky primarily offset by lower general and administrative expenses as a result of ongoing business improvement initiatives. Net Cruise Cost increased slightly in 2012 primarily due to an increase in Capacity Days. On a Capacity Day basis, Net Cruise Cost decreased 1.0% primarily due to the decrease in general and administrative expenses discussed above substantially offset by an increase in fuel expense. Excluding fuel expense, Net Cruise Cost per Capacity Day decreased 5.3%. On a Constant Currency basis, Net Cruise Cost per Capacity Day decreased slightly and excluding fuel expense decreased 4.6%.

Interest expense, net of capitalized interest, was $189.9 million in 2012 compared to $190.2 million in 2011.

Liquidity and Capital Resources

General

As of December 31, 2013, our liquidity was $450.5 million consisting of $56.5 million in cash and cash equivalents and $394.0 million available under our revolving credit facility. Our primary ongoing liquidity requirements are to finance working capital, capital expenditures and debt service.

As of December 31, 2013, we had a working capital deficit of $892.6 million. This deficit included $411.8 million of advance ticket sales, which represents the passenger revenues we collect in advance of sailing dates and accordingly are substantially more like deferred revenue balances rather than actual current cash liabilities. Our business model, along with our revolving credit facility, allows us to operate with a working capital deficit and still meet our operating, investing and financing needs.

Our debt agreements limit or prohibit, and any of our future debt arrangements may restrict, among other things, the ability of our subsidiaries, including NCLC, to pay distributions to NCLH and our ability to pay cash dividends to our shareholders. We are a holding company and depend upon our subsidiaries for their ability to pay distributions to us to finance any dividend or pay any other obligations of NCLH. However, we do not believe that these restrictions have had or are expected to have an impact on our ability to meet any cash obligations.

Sources and Uses of Cash

In this section, references to 2013 refer to the year ended December 31, 2013, references to 2012 refer to the year ended December 31, 2012 and references to 2011 refer to the year ended December 31, 2011.

Net cash provided by operating activities was $475.3 million in 2013 as compared to $398.6 million in 2012 and $357.0 million in 2011. Although net income decreased in 2013 compared to 2012, primarily due to $124.2 million of fees related to the prepayment of debt and $11.4 million of deferred income taxes, net cash provided by operating activities increased mainly due to timing differences in cash receipts and payments relating to operating assets and liabilities primarily with an increase in advance ticket sales. The 2012 balance included $6.0 million related to the premium received from the issuance of $100.0 million of senior unsecured notes. The change in net cash provided by operating activities for the year ended 2012 reflects the increase in net income to $168.6 million in 2012 compared to $126.9 million in 2011, as well as timing differences in cash receipts and payments relating to operating assets and liabilities and $6.0 million related to the premium received from the issuance of $100.0 million of senior unsecured notes.

Net cash used in investing activities was $894.9 million in 2013, primarily related to the payments for construction and delivery of Norwegian Breakaway and construction of Norwegian Getaway, as well as other ship improvements and shoreside projects. Net cash used in investing activities was $303.8 million in 2012, primarily related to payments for construction of Norwegian Breakaway and Norwegian Getaway, the purchase of Norwegian Sky, and other ship improvements and shoreside projects. Net cash used in investing activities was $184.8 million in 2011, primarily related to payments for construction of Norwegian Breakaway and Norwegian Getaway.

Net cash provided by financing activities was $430.5 million in 2013, primarily due to the issuance of our $300.0 million 5% senior notes due 2018 as well as borrowings under other credit facilities and the proceeds from the issuance of ordinary shares partially offset by repayments of our $450.0 million 11.75% senior secured notes due 2016 and revolving credit facilities, and a payment related to the Norwegian Sky purchase agreement. Net cash used in financing activities was $108.2 million in 2012, primarily due to repayments of our revolving credit facilities, other borrowings and loan arrangement fees which were partially offset by borrowings on our revolving credit facilities and by the issuance of $100.0 million of senior unsecured notes. Net cash used in financing activities was $168.3 million in 2011, primarily due to repayments of our revolving credit facility and repayments of borrowings related to Norwegian Epic partially offset by borrowings related to the construction of Norwegian Breakaway and Norwegian Getaway.

Future Capital Commitments

Future capital commitments consist of contracted commitments, including future expected capital expenditures for business enhancements and ship construction contracts. As of December 31, 2013, anticipated capital expenditures together with amounts for ship construction and related export credit financing were as follows (in thousands, based on the euro/U.S. dollar exchange rate as of December 31, 2013):

	Full Year
	2014	2015	2016
Ship construction	$802,650	$968,101	$116,336
Ship financing	(705,968)	(761,085)	(46,069)

Ship construction net of financing	$96,682	$207,016	$70,267

Business Enhancement Capital Expenditures, including ROI Capital Expenditures (1)(2)(3)	$98,000	$81,000	$92,000

Incremental ROI Capital Expenditures for exhaust gas scrubbers	$27,000	$29,000	$8,000

(1)	2014 includes $38.0 million in ROI Capital Expenditures
(2)	2014, 2015 and 2016 exclude amounts for exhaust gas scrubbers
(3)	2014 and 2015 include investment for development of our future cruise destination in Belize

We have orders with Meyer Werft for two ships for delivery in the fourth quarter of 2015 and the first quarter of 2017. These ships, Norwegian Escape and Norwegian Bliss, will be the largest in our fleet at approximately 163,000 Gross Tons with 4,200 Berths each and will be similar in design and innovation to our Breakaway Class Ships. The combined contract cost of these two ships is approximately €1.4 billion, or $1.9 billion based on the euro/U.S. dollar exchange rate as of December 31, 2013. We have export credit financing in place that provides financing for 80% of their contract price.

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

Capitalized interest for the year ended December 31, 2013 was $26.3 million for the construction of Norwegian Breakaway, Norwegian Getaway, Norwegian Escape and Norwegian Bliss. Capitalized interest for the years ended December 31, 2012 and 2011 was $22.1 million and $16.7 million, respectively, for the construction of Norwegian Breakaway and Norwegian Getaway.

Off-Balance Sheet Transactions

None.

Contractual Obligations

As of December 31, 2013, our contractual obligations, with initial or remaining terms in excess of one year, including interest payments on long-term debt obligations, were as follows (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt(1)	$3,127,789	$286,575	$645,807	$1,417,580	$777,827
Due to Affiliate(2)	91,672	36,544	55,128	—	—
Operating leases(3)	36,416	6,740	11,341	10,855	7,480
Ship construction contracts(4)	2,594,068	810,081	1,008,942	775,045	—
Port facilities(5)	200,769	28,589	58,675	51,433	62,072
Interest(6)	378,485	75,083	139,245	98,559	65,598
Other(7)	49,574	26,668	18,468	2,293	2,145

Total	$6,478,773	$1,270,280	$1,937,606	$2,355,765	$915,122

(1)	Net of unamortized original issue discount of $1.4 million. Also includes capital leases.
(2)	Primarily related to the purchase of Norwegian Sky.
(3)	Primarily for offices, motor vehicles and office equipment.
(4)	For Norwegian Getaway, Norwegian Escape and Norwegian Bliss based on the euro/U.S. dollar exchange rate as of December 31, 2013. Export credit financing is in place from a syndicate of banks.
(5)	Primarily for our usage of certain port facilities.
(6)	Includes fixed and variable rates with LIBOR held constant as of December 31, 2013.
(7)	Future commitments for service, maintenance and other Business Enhancement Capital Expenditure contracts.

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

Funding Sources

Our debt agreements contain covenants that, among other things, require us to maintain a minimum level of liquidity, as well as limit our net funded debt-to-capital ratio, maintain certain other ratios and restrict our ability to pay dividends. Our ships and substantially all other property and equipment are pledged as collateral for our debt. We believe we were in compliance with these covenants as of December 31, 2013.

The impact of changes in world economies and especially the global credit markets has created a challenging environment and may reduce future consumer demand for cruises and adversely affect our counterparty credit risks. In the event this environment deteriorates, our business, financial condition and results of operations could be adversely impacted.

We believe our cash on hand, expected future operating cash inflows, additional available borrowings under our existing credit facility and our ability to issue debt securities or raise additional equity, will be sufficient to fund operations, debt payment requirements, capital expenditures and maintain compliance with covenants under our debt agreements over the next twelve-month period. As a result of the equity infusion from our IPO and the related use of proceeds, our leverage was improved and our balance sheet was strengthened. There is no assurance that cash flows from operations and additional financings will be available in the future to fund our future obligations.

Item 7A. Qualitative and Quantitative Disclosures about Market Risk

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

Interest Rate Risk

As of December 31, 2013, we had interest rate swap agreements to modify our exposure to interest rate movements and to manage our interest expense. As of December 31, 2013, 38% of our debt was fixed and 62% was variable, which includes the effects of the interest rate swap. The notional amount of outstanding debt associated with the interest rate swap agreements as of December 31, 2013 was $660.4 million. Based on our December 31, 2013 outstanding variable rate debt balance, a one percentage point increase in annual LIBOR interest rates would increase our annual interest expense by approximately $19.4 million excluding the effects of capitalization of interest.

Foreign Currency Exchange Rate Risk

As of December 31, 2013, we had foreign currency derivatives to hedge the exposure to volatility in foreign currency exchange rates related to our ship construction contracts denominated in euros. These derivatives hedge the foreign currency exchange rate risk on a portion of the final payments on our ship construction contracts. The payments not hedged aggregate €1.4 billion, or $1.9 billion based on the euro/U.S. dollar exchange rate as of December 31, 2013. We estimate that a 10% change in the euro as of December 31, 2013 would result in a $189.9 million change in the U.S. dollar value of the foreign currency denominated remaining payments.

Fuel Price Risk

Our exposure to market risk for changes in fuel prices relates to the forecasted purchases of fuel on our ships. Fuel expense, as a percentage of our total cruise operating expense, was 18.3%, 19.2% and 16.6% for the years ended December 31, 2013, 2012 and 2011 respectively. We use fuel derivative agreements to mitigate the financial impact of fluctuations in fuel prices and as of December 31, 2013, we had hedged approximately 65%, 53% and 15% of our 2014, 2015 and 2016 projected metric tons of fuel purchases, respectively. We estimate that a 10% increase in our weighted-average fuel price would increase our anticipated 2014 fuel expense by $30.8 million. This increase would be partially offset by an increase in the fair value of our fuel swap agreements and fuel collars and options of $16.3 million. Fair value of our derivative contracts is derived using valuation models that utilize the income valuation approach. These valuation models take into account the contract terms such as maturity, as well as other inputs such as fuel types, fuel curves, creditworthiness of the counterparty and the Company, as well as other data points.

Item 8. Financial Statements and Supplementary Data

Our Financial Statements and Quarterly Selected Financial Data are included beginning on page F-1 of this report.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of December 31, 2013. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon management’s evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2013 to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that it is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the 1992 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO Framework”). Based on this evaluation under the COSO Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2013.

PricewaterhouseCoopers LLP, an independent registered certified public accounting firm, has issued an attestation report regarding its assessment of NCLH’s internal control over financial reporting as of December 31, 2013, as stated in their report, which is included on page F-1.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The internal review indicates that, in February 2013, CEVA Freight Holdings (Malaysia) SDN BHD (“CEVA Malaysia”) provided customs brokerage for export and local haulage services for a shipment of polyethylene resin to Iran shipped on a vessel owned and/or operated by HDS Lines, also an SDN. The revenues and net profits for these services were approximately $779.54 USD and $311.13 USD, respectively. In September 2013, CEVA Malaysia provided customs brokerage services for the import into Malaysia of fruit juice from Alifard Co. in Iran via HDS Lines. The revenues and net profits for these services were approximately $227.41 USD and $89.29 USD, respectively.

These transactions violate the terms of internal CEVA compliance policies, which prohibit transactions involving Iran. Upon discovering these transactions, CEVA promptly launched an internal investigation, and is taking action to block and prevent such transactions in the future. CEVA intends to cooperate with OFAC in its review of this matter.”

PART III.

Item 10. Directors, Executive Officers and Corporate Governance

Except for information concerning executive officers (called for by Item 401(b) of Regulation S-K), which is included in Part I of the Annual Report on Form 10-K and except as disclosed below with respect to our Code of Business Conduct and Ethics, the information required under Item 10 is incorporated herein by reference to our definitive proxy statement to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2013 in connection with our 2014 Annual General Meeting of Shareholders.

Code of Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics that applies to all of our employees, including our principal executive officer, principal financial officer, principal accounting officer or controller and persons performing similar functions, and our directors. This document is posted on our website at www.investor.ncl.com. We intend to disclose waivers from, and amendments to, our Code of Business Conduct and Ethics that apply to our directors and executive officers, including our principal executive officer, principal financial officer, principal accounting officers or controller and persons performing similar functions, by posting such information on our website www.investor.ncl.com to the extent required by applicable rules of the Securities and Exchange Commission and The NASDAQ Stock Market LLC. None of the websites referenced in this Annual Report on Form 10-K or the information contained therein is incorporated herein by reference.

Item 11. Executive Compensation

The information required under Item 11 is incorporated herein by reference to our definitive proxy statement to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2013 in connection with our 2014 Annual General Meeting of Shareholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required under Item 12 is incorporated herein by reference to our definitive proxy statement to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2013 in connection with our 2014 Annual General Meeting of Shareholders.

Item 13. Certain Relationships and Related Transactions and Director Independence

The information required under Item 13 is incorporated herein by reference to our definitive proxy statement to be filed with the SEC within 120 days after the end of our fiscal year ended December  31, 2013 in connection with our 2014 Annual General Meeting of Shareholders.

Item 14. Principal Accounting Fees and Services

The information required under Item 14 is incorporated herein by reference to our definitive proxy statement to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2013 in connection with our 2014 Annual General Meeting of Shareholders.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(1) Financial Statements

Our Consolidated Financial Statements have been prepared in accordance with Item 8. Financial Statements and Supplementary Data and are included beginning on page F-1 of this report.

(2) Financial Statement Schedules

Schedule II: Valuation and Qualifying Accounts

(3) Exhibits

The exhibits listed on the accompanying Index to Exhibits are filed or incorporated by reference as part of this Annual Report on Form 10-K and such Index to Exhibits is hereby incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in Miami, Florida, on February 21, 2014.

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

Signature	Title	Date

/s/ Kevin M. Sheehan	President and Chief Executive Officer	February 21, 2014
Kevin M. Sheehan	(Principal Executive Officer)

/s/ Wendy A. Beck	Executive Vice President and Chief Financial Officer	February 21, 2014
Wendy A. Beck	(Principal Financial Officer and Principal Accounting Officer)

/s/ Tan Sri Lim Kok Thay	Director, Chairman of the Board	February 21, 2014
Tan Sri Lim Kok Thay

/s/ Adam M. Aron	Director	February 21, 2014
Adam M. Aron

/s/ John Chidsey	Director	February 21, 2014
John Chidsey

/s/ Kevin Crowe	Director	February 21, 2014
Kevin Crowe

/s/ David Chua Ming Huat	Director	February 21, 2014
David Chua Ming Huat

/s/ Steve Martinez	Director	February 21, 2014
Steve Martinez

/s/ Karl Peterson	Director	February 21, 2014
Karl Peterson

/s/ Walter L. Revell	Director	February 21, 2014
Walter L. Revell

/s/ Marc J. Rowan	Director	February 21, 2014
Marc J. Rowan

/s/ F. Robert Salerno	Director	February 21, 2014
F. Robert Salerno

/s/ Robert Seminara	Director	February 21, 2014
Robert Seminara

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibit

3.1	Memorandum of Association of Norwegian Cruise Line Holdings Ltd. (incorporated herein by reference to Exhibit 3.1 to amendment no. 5 to Norwegian Cruise Line Holdings Ltd.’s registration statement on Form S-1 filed on January 8, 2013 (File No. 333-175579))

3.2	Amended and Restated Bye-Laws of Norwegian Cruise Line Holdings Ltd. (incorporated herein by reference to Exhibit 3.1 to Norwegian Cruise Line Holdings Ltd.’s Form 8-K filed on January 30, 2013 (File No. 001-35784))

4.1	Indenture, dated February 6, 2013, by and among NCL Corporation Ltd. as Issuer and U.S. Bank National Association as trustee with respect to $300.0 million 5.00% Senior Notes due 2018 (incorporated herein by reference to Exhibit 4.1 to Norwegian Cruise Line Holdings Ltd.’s Form 8-K filed on February 8, 2013 (File No. 001-35784))

4.2	Form of Certificate of Ordinary Shares (incorporated herein by reference to Exhibit 4.7 to amendment no. 5 to Norwegian Cruise Line Holdings Ltd.’s registration statement on Form S-1 filed on January 8, 2013 (File No. 333-175579))

9.1	Deed of Trust, dated January 24, 2013, by and between Norwegian Cruise Line Holdings Ltd. and State House Trust Company Limited (incorporated herein by reference to Exhibit 9.1 to Norwegian Cruise Line Holdings Ltd.’s Form 8-K filed on February 8, 2013 (File No. 001-35784))

10.1	€258.0 million Pride of America Loan, dated as of April 4, 2003, by and among Ship Holding LLC and a syndicate of international banks and related Guarantee by NCL Corporation Ltd. (incorporated herein by reference to Exhibit 4(e) to NCL Corporation Ltd.’s registration statement on Form F-4 filed on October 3, 2005 (File No. 333-128780)) +

10.2	Supplemental Amendment, dated June 1, 2005, to €258.0 million Pride of America Loan, dated as of April 4, 2003, by and among Pride of America Ship Holding, Inc., NCL Corporation Ltd. and a syndicate of international banks (incorporated herein by reference to Exhibit 4.6 to NCL Corporation Ltd.’s annual report on Form 20-F filed on March 29, 2006 (File No. 333-128780))

10.3	Seventh Supplemental Deed , dated November 13, 2006, to €258.0 million Pride of America Loan, dated as of April 4, 2003, as amended, by an agreement dated April 20, 2004, by and among Pride of America Ship Holding, Inc. and a syndicate of international banks and related Guarantee by NCL Corporation Ltd. (incorporated herein by reference to Exhibit 4.27 to NCL Corporation Ltd.’s annual report on Form 20-F filed on March 6, 2007 (File No. 333-128780)) +

10.4	Eighth Supplemental Deed, dated December 21, 2007, to €258.0 million Pride of America Loan, dated as of April 4, 2003, as amended, by and among Pride of America Ship Holding, Inc., NCL Corporation Ltd. and a syndicate of international banks and related amended and restated Guarantees by NCL Corporation Ltd. (incorporated herein by reference to Exhibit 4.58 to NCL Corporation Ltd.’s annual report on Form 20-F filed on March 13, 2008 (File No. 333-128780)) +

10.5	Ninth Supplemental Deed, dated April 2, 2009, to €258.0 million Pride of America Loan, dated as of April 4, 2003, as amended, by and among Pride of America Ship Holding, Inc., NCL Corporation Ltd. and a syndicate of international banks and related amended and restated Guarantee by NCL Corporation Ltd. (incorporated herein by reference to Exhibit 4.36 to Amendment No. 1 to NCL Corporation Ltd.’s annual report on Form 20-F filed on May 25, 2010 (File No. 333-128780)) +

10.6	Tenth Supplemental Deed, dated July 22, 2010, to €258.0 million Pride of America Loan, dated as of April 4, 2003, as amended, by and among Pride of America Ship Holding, LLC, NCL Corporation Ltd. and a syndicate of international banks (incorporated herein by reference to Exhibit 10.6 to amendment no. 4 to NCL Corporation Ltd.’s registration statement on Form S-1 filed on June 9, 2011 (File No. 333-170141)) +

10.7	Eleventh Supplemental Deed, dated November 18, 2010, to €258.0 million Pride of America Loan, dated as of April 4, 2003, as amended, by and among Pride of America Ship Holding, LLC, NCL Corporation Ltd. and a syndicate of international banks (incorporated herein by reference to Exhibit 10.7 to amendment no. 4 to NCL Corporation Ltd.’s registration statement on Form S-1 filed on June 9, 2011 (File No. 333-170141))

Exhibit Number	Description of Exhibit

10.8	Twelfth Supplemental Deed, dated as of June 1, 2012, to €258.0 million Pride of America Loan, dated as of April 4, 2003, as amended, by and among Pride of America Ship Holding, LLC, NCL Corporation Ltd. and a syndicate of international banks and related amended and restated Guarantees by NCL Corporation Ltd. (incorporated herein by reference to Exhibit 10.1 to NCL Corporation Ltd.’s report on Form 6-K/A filed on January 8, 2013 (File No. 333-128780)) +

10.9	Thirteenth Supplemental Deed, dated June 21, 2013, to €258.0 million Pride of America Loan dated as of April 4, 2003 (as amended), by and among Pride of America Ship Holding, LLC, NCL Corporation Ltd., as guarantor, NCL America Holdings, LLC, as shareholder, NCL America LLC, as manager, NCL (Bahamas) Ltd., as Sub-Agent, HSBC Bank PLC, as agent and trustee, KFW IPEX-Bank GmbH, as Hermes agent, and a syndicate of financial institutions party thereto as lenders (incorporated herein by reference to Exhibit 10.3 to Norwegian Cruise Line Holdings Ltd.’s report on Form 8-K/A filed on July 11, 2013 (File No. 001-35784)) +

10.10	$334.1 million Norwegian Jewel Loan, dated as of April 20, 2004, by and among Norwegian Jewel Limited and a syndicate of international banks and related Guarantee by NCL Corporation Ltd. (incorporated herein by reference to Exhibit 4(h) to NCL Corporation Ltd.’s registration statement on Form F-4 filed on October 3, 2005 (File No. 333-128780)) +

10.11	First Supplemental Deed, dated as of September 30, 2005, to $334.1 million Norwegian Jewel Loan, by and among Norwegian Jewel Limited, NCL Corporation Ltd. and a syndicate of international banks (incorporated herein by reference to Exhibit 4.11 to NCL Corporation Ltd.’s annual report on Form 20-F filed on March 29, 2006 (File No. 333-128780))

10.12	Second Supplemental Deed, dated April 4, 2006, and Third Supplemental Deed, dated November 13, 2006, to $334.1 million Norwegian Jewel Loan, dated as of April 20, 2004, as amended, by and among Norwegian Jewel Limited and a syndicate of international banks and related Guarantee by NCL Corporation Ltd. (incorporated herein by reference to Exhibit 4.30 to NCL Corporation Ltd.’s annual report on Form 20-F filed on March 6, 2007 (File No. 333-128780)) +

10.13	Fourth Supplemental Deed, dated December 21, 2007, to $334.1 million Norwegian Jewel Loan, dated as of April 20, 2004, as amended, by and among Norwegian Jewel Limited, NCL Corporation Ltd. and a syndicate of international banks and related amended and restated Guarantee by NCL Corporation Ltd. (incorporated herein by reference to Exhibit 4.57 to NCL Corporation Ltd.’s annual report on Form 20-F filed on March 13, 2008 (File No. 333-128780)) +

10.14	Fifth Supplemental Deed, dated April 2, 2009, to $334.1 million Norwegian Jewel Loan, dated as of April 20, 2004, as amended, by and among Norwegian Jewel Limited, NCL Corporation Ltd. and a syndicate of international banks and related amended and restated Guarantee by NCL Corporation Ltd. (incorporated herein by reference to Exhibit 4.35 to Amendment No. 1 to NCL Corporation Ltd.’s annual report on Form 20-F filed on May 25, 2010 (File No. 333-128780)) +

10.15	Sixth Supplemental Deed, dated July 22, 2010, to $334.1 million Norwegian Jewel Loan, dated as of April 20, 2004, as amended, by and among Norwegian Jewel Limited, NCL Corporation Ltd. and a syndicate of international banks (incorporated herein by reference to Exhibit 10.17 to amendment no. 4 to NCL Corporation Ltd.’s registration statement on Form S-1 filed on June 9, 2011 (File No. 333-170141)) +

10.16	Seventh Supplemental Deed, dated November 18, 2010, to $334.1 million Norwegian Jewel Loan, dated as of April 20, 2004, as amended, by and among Norwegian Jewel Limited, NCL Corporation Ltd. and a syndicate of international banks (incorporated herein by reference to Exhibit 10.18 to amendment no. 4 to NCL Corporation Ltd.’s registration statement on Form S-1 filed on June 9, 2011 (File No. 333-170141))

10.17	Eighth Supplemental Deed, dated June 1, 2012, to $334.1 million Norwegian Jewel Loan, dated as of April 20, 2004, as amended, by and among Norwegian Jewel Limited, NCL Corporation Ltd. and a syndicate of international banks and related amended and restated Guarantee by NCL Corporation Ltd. (incorporated herein by reference to Exhibit 10.2 to NCL Corporation Ltd.’s report on Form 6-K/A filed on January 8, 2013 (File No. 333-128780)) +

10.18	Ninth Supplemental Deed, dated June 21, 2013 to $334.1 million Norwegian Jewel Loan dated as of April 20, 2004 (as amended), by and among Norwegian Jewel Limited, NCL Corporation Ltd., as

Exhibit Number	Description of Exhibit
guarantor, NCL International, Ltd., as shareholder, NCL (Bahamas) Ltd., as manager, HSBC Bank PLC, as agent and trustee, Commerzbank Aktiengesellschaft, as Hermes agent, and a syndicate of financial institutions party thereto as lenders (incorporated herein by reference to Exhibit 10.5 to Norwegian Cruise Line Holdings Ltd.’s report on Form 8-K/A filed on July 11, 2013 (File No. 001-35784)) +

10.19	€308.1 million Pride of Hawai’i Loan, dated as of April 20, 2004, as amended, by and among Pride of Hawai’i, Inc. and a syndicate of international banks and related Guarantee by NCL Corporation Ltd. (incorporated herein by reference to Exhibit 4(i) to NCL Corporation Ltd.’s registration statement on Form F-4 filed on October 3, 2005 (File No. 333-128780)) +

10.20	Second Supplemental Deed, dated as of September 30, 2005, to €308.1 million Pride of Hawai’i Loan, by and among Pride of Hawai’i, Inc., NCL Corporation Ltd. and a syndicate of international banks (incorporated herein by reference to Exhibit 4.13 to NCL Corporation Ltd.’s annual report on Form 20-F filed on March 29, 2006 (File No. 333-128780))

10.21	Third Supplemental Deed, dated November 13, 2006, to €308.1 million Pride of Hawai’i Loan, dated as of April 20, 2004, as amended, by and among Pride of Hawai’i, Inc. and a syndicate of international banks and related Guarantee by NCL Corporation Ltd. (incorporated herein by reference to Exhibit 4.31 to NCL Corporation Ltd.’s annual report on Form 20-F filed on March 6, 2007 (File No. 333-128780)) +

10.22	Fourth Supplemental Deed, dated December 21, 2007, to €308.1 million Pride of Hawai’i Loan, dated as of April 20, 2004, as amended, by and among Pride of Hawai’i, Inc., NCL Corporation Ltd. and a syndicate of international banks and related amended and restated Guarantee by NCL Corporation Ltd. (incorporated herein by reference to Exhibit 4.59 to NCL Corporation Ltd.’s annual report on Form 20-F filed on March 13, 2008 (File No. 333-128780)) +

10.23	Fifth Supplemental Deed, dated February 10, 2008, to €308.1 million Pride of Hawai’i Loan, dated as of April 20, 2004, as amended, by and among Pride of Hawai’i, Inc., NCL Corporation Ltd. and a syndicate of international banks (incorporated herein by reference to Exhibit 4.60 to NCL Corporation Ltd.’s annual report on Form 20-F filed on March 13, 2008 (File No. 333-128780)) +

10.24	Sixth Supplemental Deed, dated April 2, 2009, to €308.1 million Pride of Hawai’i Loan, dated as of April 20, 2004, as amended, by and among Pride of Hawai’i, Inc., NCL Corporation Ltd. and a syndicate of international banks and related amended and restated Guarantee by NCL Corporation Ltd. (incorporated herein by reference to Exhibit 4.37 to Amendment No. 1 to NCL Corporation Ltd.’s annual report on Form 20-F filed on May 25, 2010 (File No. 333-128780)) +

10.25	Seventh Supplemental Deed, dated October 19, 2009, to €308.1 million Pride of Hawai’i Loan, dated as of April 20, 2004, as amended, by and among Pride of Hawai’i, Inc., NCL Corporation Ltd. and a syndicate of international banks (incorporated herein by reference to Exhibit 10.25 to amendment no. 4 to NCL Corporation Ltd.’s registration statement on Form S-1 filed on June 9, 2011 (File No. 333-170141))

10.26	Eighth Supplemental Deed, dated July 22, 2010, to €308.1 million Pride of Hawai’i Loan, dated as of April 20, 2004, as amended, by and among Pride of Hawai’i, LLC, NCL Corporation Ltd. and a syndicate of international banks (incorporated herein by reference to Exhibit 10.26 to amendment no. 4 to NCL Corporation Ltd.’s registration statement on Form S-1 filed on June 9, 2011 (File No. 333-170141)) +

10.27	Ninth Supplemental Deed, dated November 18, 2010, to €308.1 million Pride of Hawai’i Loan, dated as of April 20, 2004, as amended, by and among Pride of Hawai’i, LLC, NCL Corporation Ltd. and a syndicate of international banks (incorporated herein by reference to Exhibit 10.27 to amendment no. 4 to NCL Corporation Ltd.’s registration statement on Form S-1 filed on June 9, 2011 (File No. 333-170141))

10.28	Tenth Supplemental Deed, dated June 1, 2012, to €308.1 million Pride of Hawai’i Loan, dated as of April 20, 2004, as amended, by and among Pride of Hawai’i, LLC, NCL Corporation Ltd. and a syndicate of international banks and related amended and restated Guarantee by NCL Corporation Ltd. (incorporated herein by reference to Exhibit 10.3 to NCL Corporation Ltd.’s report on Form 6-K/A filed on January 8, 2013 (File No. 333-128780)) +

10.29	Eleventh Supplemental Deed, dated June 21, 2013, to €308.0 million Pride of Hawai’i Loan dated as of April 20, 2004 (as amended), by and among Pride of Hawaii, LLC, NCL Corporation Ltd., as guarantor, NCL America Holdings, LLC, as shareholder, NCL (Bahamas) Ltd., as bareboat charterer, HSBC Bank PLC, as agent and trustee, KFW IPEX-Bank GmbH, as Hermes agent, and a syndicate of financial institutions party thereto as lenders (incorporated herein by reference to Exhibit 10.4 to Norwegian Cruise Line Holdings Ltd.’s report on Form 8-K/A filed on July 11, 2013 (File No. 001-35784)) +

Exhibit Number	Description of Exhibit

10.30	€662.9 million Syndicated Loan Facility, dated September 22, 2006, by and among F3 Two, Ltd. and a syndicate of international banks and related Guarantee by NCL Corporation Ltd., for the construction of Hull D33 at Aker Yards S.A. (incorporated herein by reference to Exhibit 4.34 to our annual report on Form 20-F filed on March 6, 2007 (File No. 333-128780)) +

10.31	First Supplemental Deed, dated December 21, 2007, to €662.9 million Norwegian Epic Loan, dated as of September 22, 2006, as amended, by and among F3 Two, Ltd., NCL Corporation Ltd. and a syndicate of international banks and related amended and restated Guarantee by NCL Corporation Ltd. (incorporated herein by reference to Exhibit 4.63 to NCL Corporation Ltd.’s annual report on Form 20-F filed on March 13, 2008 (File No. 333-128780)) +

10.32	Second Supplemental Deed, dated April 24, 2008, to €662.9 million Norwegian Epic Loan, dated as of September 22, 2006, as amended, by and among F3 Two, Ltd., NCL Corporation Ltd. and a syndicate of international banks (incorporated herein by reference to Exhibit 4.70 to NCL Corporation Ltd.’s annual report on Form 20-F filed on April 7, 2009 (File No. 333-128780)) +

10.33	Third Supplemental Deed, dated April 2, 2009, to €662.9 million Norwegian Epic Loan, dated as of September 22, 2006, as amended, by and among F3 Two, Ltd., NCL Corporation Ltd. and a syndicate of international banks and related amended and restated Guarantee by NCL Corporation Ltd. (incorporated herein by reference to Exhibit 4.33 to Amendment No. 1 to NCL Corporation Ltd.’s annual report on Form 20-F filed on May 25, 2010 (File No. 333-128780)) +

10.34	Fourth Supplemental Deed, dated June 9, 2010, to €662.9 million Norwegian Epic Loan, dated as of September 22, 2006, as amended, by and among Norwegian Epic, Ltd., NCL Corporation Ltd. and a syndicate of international banks (incorporated herein by reference to Exhibit 10.41 to amendment no. 4 to NCL Corporation Ltd.’s registration statement on Form S-1 filed on June 9, 2011 (File No. 333-170141)) +

10.35	Fifth Supplemental Deed, dated July 22, 2010, to €662.9 million Norwegian Epic Loan, dated as of September 22, 2006, as amended, by and among Norwegian Epic, Ltd., NCL Corporation Ltd. and a syndicate of international banks (incorporated herein by reference to Exhibit 10.42 to amendment no. 4 to NCL Corporation Ltd.’s registration statement on Form S-1 filed on June 9, 2011 (File No. 333-170141)) +

10.36	Sixth Supplemental Deed, dated June 1, 2012, to €662.9 million Norwegian Epic Loan, dated as of September 22, 2006, as amended, by and among F3 Two, Ltd., NCL Corporation Ltd. and a syndicate of international banks and related amended and restated Guarantee by NCL Corporation Ltd. (incorporated herein by reference to Exhibit 10.5 to NCL Corporation Ltd.’s report on Form 6-K/A filed on January 8, 2013 (File No. 333-128780)) +

10.37	Office Lease Agreement, dated as of November 27, 2006, by and between NCL (Bahamas) Ltd. and Hines Reit Airport Corporate Center LLC and related Guarantee by NCL Corporation Ltd., and First Amendment, dated November 27, 2006 (incorporated herein by reference to Exhibit 4.46 to NCL Corporation Ltd.’s annual report on Form 20-F filed on March 6, 2007 (File No. 333-128780)) +

10.38	Amendment No. 1, dated December 1, 2006, Amendment No. 2, dated March 20, 2007, Amendment No. 3, dated July 31, 2007, and Amendment No. 4, dated December 10, 2007, to Office Lease Agreement, dated December 1, 2006, as amended, by and between Hines Reit Airport Corporate Center LLC and NCL (Bahamas) Ltd. (incorporated herein by reference to Exhibit 4.64 to NCL Corporation Ltd.’s annual report on Form 20-F filed on March 13, 2008 (File No. 333-128780)) +

10.39	Amendment No. 5, dated February 2, 2010, to Office Lease Agreement, dated December 1, 2006, as amended, by and between Hines Reit Airport Corporate Center LLC and NCL (Bahamas) Ltd. (incorporated herein by reference to Exhibit 10.45 to amendment no. 2 to NCL Corporation Ltd.’s registration statement on Form S-1 filed on January 31, 2011 (File No. 333-170141))

10.40	Amendment No. 6, dated April 1, 2012, and Amendment No. 7, dated June 19, 2012, to Office Lease Agreement, dated December 1, 2006, as amended, by and between Hines Reit Airport Corporate Center LLC and NCL (Bahamas) Ltd. (incorporated herein by reference to Exhibit 10.6 to NCL Corporation Ltd.’s report on Form 6-K filed on November 2, 2012 (File No. 333-128780)) +

Exhibit Number	Description of Exhibit

10.41	Shareholders’ Agreement, dated January 24, 2013, by and among Norwegian Cruise Line Holdings Ltd., Genting Hong Kong Limited, Star NCLC Holdings Ltd., AAA Guarantor—Co-Invest VI (B), L.P., AIF VI NCL (AIV), L.P., AIF VI NCL (AIV II), L.P., AIF VI NCL (AIV III), L.P., AIF VI NCL (AIV IV), L.P., Apollo Overseas Partners (Delaware) VI, L.P., Apollo Overseas Partners (Delaware 892) VI, L.P., Apollo Overseas Partners VI, L.P., Apollo Overseas Partners (Germany) VI, L.P., TPG Viking, L.P., TPG Viking AIV I, L.P., TPG Viking AIV II, L.P. and TPG Viking AIV III, L.P. (incorporated herein by reference to Exhibit 10.1 to Norwegian Cruise Line Holdings Ltd.’s Form 8-K filed on January 30, 2013 (File No. 001-35784))

10.42	Shipbuilding Contract for Hull No. S.692, dated September 24, 2010, by and among Meyer Werft GMBH, Breakaway Two, Ltd. and NCL Corporation Ltd. (incorporated herein by reference to Exhibit 10.56 to amendment no. 2 to NCL Corporation Ltd.’s registration statement on Form S-1 filed on January 31, 2011 (File No. 333-170141)) +

10.43	Shipbuilding Contract for Hull identified therein, dated September 14, 2012, by and among Meyer Werft GMBH, Breakaway Three, Ltd. and NCL Corporation Ltd. (incorporated herein by reference to Exhibit 10.8 to NCL Corporation Ltd.’s report on Form 6-K/A filed on January 8, 2013 (File No. 333-128780)) +

10.44	Addendum No. 1, dated October 12, 2012, to Shipbuilding Contract for Hull identified therein, dated September 14, 2012, as amended, by and among Meyer Werft GMBH, Breakaway Three, Ltd. and NCL Corporation Ltd. (incorporated herein by reference to Exhibit 10.9 to NCL Corporation Ltd.’s report on Form 6-K filed on November 2, 2012 (File No. 333-128780)) +

10.45	Addendum No. 2, dated October 15, 2012, to Shipbuilding Contract for Hull identified therein, dated September 14, 2012, as amended, by and among Meyer Werft GMBH, Breakaway Three, Ltd. and NCL Corporation Ltd. (incorporated herein by reference to Exhibit 10.10 to NCL Corporation Ltd.’s report on Form 6-K/A filed on January 8, 2013 (File No. 333-128780)) +

10.46	Shipbuilding Contract for Hull identified therein, dated September 14, 2012, by and among Meyer Werft GMBH, Breakaway Four, Ltd. and NCL Corporation Ltd. (incorporated herein by reference to Exhibit 10.11 to NCL Corporation Ltd.’s report on Form 6-K/A filed on January 8, 2013 (File No. 333-128780)) +

10.47	Addendum No. 1, dated October 15, 2012, to Shipbuilding Contract for Hull identified therein, dated September 14, 2012, as amended, by and among Meyer Werft GMBH, Breakaway Four, Ltd. and NCL Corporation Ltd. (incorporated herein by reference to Exhibit 10.12 to NCL Corporation Ltd.’s report on Form 6-K/A filed on January 8, 2013 (File No. 333-128780)) +

10.48	€529.8 million Breakaway One Credit Agreement, dated November 18, 2010, by and among Breakaway One, Ltd. and a syndicate of international banks and related Guarantee by NCL Corporation Ltd. (incorporated herein by reference to Exhibit 10.57 to amendment no. 4 to NCL Corporation Ltd.’s registration statement on Form S-1 filed on June 9, 2011 (File No. 333-170141)) +

10.49	First Amendment, dated May 31, 2012, to €529.8 million Breakaway One Credit Agreement, dated November 18, 2010, as amended, by and among Breakaway One, Ltd. and a syndicate of international banks (incorporated herein by reference to Exhibit 10.13 to NCL Corporation Ltd.’s report on Form 6-K filed on November 2, 2012 (File No. 333-128780)) +

10.50	€529.8 million Breakaway Two Credit Agreement, dated as of November 18, 2010, by and among Breakaway Two, Ltd. and a syndicate of international banks and related Guarantee by NCL Corporation Ltd. (incorporated herein by reference to Exhibit 10.58 to amendment no. 4 to NCL Corporation Ltd.’s registration statement on Form S-1 filed on June 9, 2011 (File No. 333-170141)) +

10.51	First Amendment, dated December 21, 2010, to €529.8 million Breakaway Two Credit Agreement, dated as of November 18, 2010, by and among Breakaway Two, Ltd. and a syndicate of international banks and a related Guarantee by NCL Corporation Ltd. (incorporated herein by reference to Exhibit 10.59 to amendment no. 2 to NCL Corporation Ltd.’s registration statement on Form S-1 filed on January 31, 2011 (File No. 333-170141))

10.52	Second Amendment, dated May 31, 2012, to €529.8 million Breakaway Two Credit Agreement, dated as of November 18, 2010, by and among Breakaway Two, Ltd. and a syndicate of international banks (incorporated herein by reference to Exhibit 10.14 to NCL Corporation Ltd.’s report on Form 6-K filed on November 2, 2012 (File No. 333-128780)) +

Exhibit Number	Description of Exhibit

10.53	€126.1 million Pride of Hawai’i Credit Agreement, dated November 18, 2010, by and among Pride of Hawaii, LLC and a syndicate of international banks and related Guarantee by NCL Corporation Ltd. (incorporated herein by reference to Exhibit 10.60 to amendment no. 4 to NCL Corporation Ltd.’s registration statement on Form S-1 filed on June 9, 2011 (File No. 333-170141)) +

10.54	First Amendment, dated November 29, 2011, to €126.1 million Pride of Hawai’i Credit Agreement, dated November 18, 2010, as amended, by and among Pride of Hawaii, LLC and a syndicate of international banks (incorporated herein by reference to Exhibit 4.59 to NCL Corporation Ltd.’s annual report on Form 20-F filed on February 22, 2012 (File No. 333-128780))

10.55	Second Amendment, dated May 31, 2012, to €126.1 million Pride of Hawai’i Credit Agreement, dated November 18, 2010, as amended, by and among Pride of Hawaii, LLC and a syndicate of international banks (incorporated herein by reference to Exhibit 10.15 to NCL Corporation Ltd.’s report on Form 6-K filed on November 2, 2012 (File No. 333-128780)) +

10.56	Third Supplemental Deed, dated June 21, 2013 to €126.1 million Pride of Hawai’i Credit Agreement dated as of November 18, 2010 (as amended), by and among Pride of Hawaii, LLC, NCL Corporation Ltd., as guarantor, KFW IPEX-Bank GmbH, as facility agent, collateral agent and Hermes agent, and a syndicate of financial institutions party thereto as lenders (incorporated herein by reference to Exhibit 10.1 to Norwegian Cruise Line Holdings Ltd.’s report on Form 8-K/A filed on July 11, 2013 (File No. 001-35784)) +

10.57	€126.1 million Norwegian Jewel Credit Agreement, dated November 18, 2010, by and among Norwegian Jewel Limited and a syndicate of international banks and related Guarantee by NCL Corporation Ltd. (incorporated herein by reference to Exhibit 10.61 to amendment no. 4 to NCL Corporation Ltd.’s registration statement on Form S-1 filed on June 9, 2011 (File No. 333-170141)) +

10.58	First Amendment, dated November 29, 2011, to €126.1 million Norwegian Jewel Credit Agreement, dated November 18, 2010, as amended, by and among Norwegian Jewel Limited and a syndicate of international banks (incorporated herein by reference to Exhibit 4.58 to NCL Corporation Ltd.’s annual report on Form 20-F filed on February 22, 2012 (File No. 333-128780))

10.59	Second Amendment, dated May 31, 2012, to €126.1 million Norwegian Jewel Credit Agreement, dated November 18, 2010, as amended, by and among Norwegian Jewel Limited and a syndicate of international banks (incorporated herein by reference to Exhibit 10.16 to NCL Corporation Ltd.’s report on Form 6-K filed on November 2, 2012 (File No. 333-128780)) +

10.60	Third Supplemental Deed, dated June 21, 2013 to €126.1 million Norwegian Jewel Credit Agreement dated as of November 18, 2010 (as amended), by and among Norwegian Jewel Limited, NCL Corporation Ltd., as guarantor, KFW IPEX-Bank GmbH, as facility agent and collateral agent, Commerzbank Aktiengesellschaft, as the Hermes Agent, and a syndicate of financial institutions party thereto as lenders (incorporated herein by reference to Exhibit 10.2 to Norwegian Cruise Line Holdings Ltd.’s report on Form 8-K/A filed on July 11, 2013 (File No. 001-35784)) +

10.61	€590.5 million Breakaway Three Credit Agreement, dated October 12, 2012, by and among Breakaway Three, Ltd. and various other lenders therein defined and a related Guaranty by NCL Corporation Ltd. (incorporated herein by reference to Exhibit 10.17 to NCL Corporation Ltd.’s report on Form 6-K/A filed on January 8, 2013 (File No. 333-128780)) +

10.62	€590.5 million Breakaway Four Credit Agreement, dated October 12, 2012, by and among Breakaway Four, Ltd. and various other lenders therein defined and a related Guaranty by NCL Corporation Ltd. (incorporated herein by reference to Exhibit 10.18 to NCL Corporation Ltd.’s report on Form 6-K/A filed on January 8, 2013 (File No. 333-128780)) +

10.63	Credit Agreement dated as of May 24, 2013, by and among NCL Corporation Ltd., Deutsche Bank Trust Company Americas, as administrative agent and as collateral agent, DNB Bank ASA and Nordea Bank Finland Plc, New York Branch, as co-syndication agents, and a syndicate of other banks party thereto as joint bookrunners, arrangers, co-documentation agents and lenders (incorporated herein by reference to Exhibit 10.1 to Norwegian Cruise Line Holdings Ltd.’s report on Form 8-K/A filed on July 11, 2013 (File No. 001-35784 )) +

Exhibit Number	Description of Exhibit

10.64	Amended and Restated Employment Agreement by and between NCL (Bahamas) Ltd. and Kevin M. Sheehan, entered into on June 6, 2013, and effective on April 1, 2013 (incorporated herein by reference to Exhibit 10.1 to Norwegian Cruise Line Holdings Ltd.’s report on Form 10-Q Filed on July 30, 2013 (File No. 001-35784))*

10.65	Employment Agreement by and between NCL (Bahamas) Ltd. and Wendy A. Beck, entered into on October 21, 2010 (incorporated herein by reference to Exhibit 10.63 to amendment no. 3 to NCL Corporation Ltd.’s registration statement on Form S-1 filed on February 11, 2011 (File No. 333-170141))*

10.66	Employment Agreement by and between NCL (Bahamas) Ltd. and Andrew Stuart, entered into on July 9, 2008 (incorporated herein by reference to Exhibit 10.64 to amendment no. 3 to NCL Corporation Ltd.’s registration statement on Form S-1 filed on February 11, 2011 (File No. 333-170141))*

10.67	Employment Agreement by and between NCL (Bahamas) Ltd. and Maria Miller, entered into on June 1, 2009 (incorporated herein by reference to Exhibit 10.65 to amendment no. 3 to NCL Corporation Ltd.’s registration statement on Form S-1 filed on February 11, 2011 (File No. 333-170141))*

10.68	Employment Agreement by and between NCL (Bahamas) Ltd. and Robert Becker, entered into on March 17, 2008 (incorporated herein by reference to Exhibit 10.66 to amendment no. 3 to NCL Corporation Ltd.’s registration statement on Form S-1 filed on February 11, 2011 (File No. 333-170141))*

10.69	NCL (Bahamas) Ltd. Senior Management Retirement Savings Plan, amended and restated as of January 1, 2008 (incorporated herein by reference to Exhibit 10.67 to amendment no. 3 to NCL Corporation Ltd.’s registration statement on Form S-1 filed on February 11, 2011 (File No. 333-170141))*

10.70	NCL (Bahamas) Ltd. Supplemental Executive Retirement Plan, amended and restated as of January 1, 2008 (incorporated herein by reference to Exhibit 10.68 to amendment no. 3 to NCL Corporation Ltd.’s registration statement on Form S-1 filed on February 11, 2011 (File No. 333-170141))*

10.71	Form of Indemnification Agreement by and between Norwegian Cruise Line Holdings Ltd. and each of its directors, executive officers and certain other officers (incorporated herein by reference to Exhibit 10.89 to amendment no. 5 to Norwegian Cruise Line Holdings Ltd.’s registration statement on Form S-1 filed on January 8, 2013 (File No. 333-175579))

10.72	Memorandum of Agreement, dated June 1, 2012, and Addendum No. 1 thereto, dated June 1, 2012, entered into by and among Norwegian Sky, Ltd. and the parties named therein (incorporated herein by reference to Exhibit 10.19 to NCL Corporation Ltd.’s report on Form 6-K filed on November 2, 2012 (File No. 333-128780)) +

10.73	Driving Demand Bonus Program (incorporated herein by reference to Exhibit 10.91 to amendment no. 5 to Norwegian Cruise Line Holdings Ltd.’s registration statement on Form S-1 filed on January 8, 2013 (File No. 333-175579))*

10.74	Form of Profits Sharing Agreement Award Notice (incorporated herein by reference to Exhibit 10.92 to amendment no. 5 to Norwegian Cruise Line Holdings Ltd.’s registration statement on Form S-1 filed on January 8, 2013 (File No. 333-175579))*

10.75	Norwegian Cruise Line Holdings Ltd. 2013 Performance Incentive Plan (incorporated herein by reference to Exhibit 10.93 to amendment no. 5 to Norwegian Cruise Line Holdings Ltd.’s registration statement on Form S-1 filed on January 8, 2013 (File No. 333-175579))*

10.76	Form of Notice of Grant of Option and Terms and Conditions of Option (incorporated herein by reference to Exhibit 10.1 to Norwegian Cruise Line Holdings Ltd.’s Form 10-Q filed on May 8, 2013 (File No. 001-35784))*

10.77	Contribution and Exchange Agreement by and among Norwegian Cruise Line Holdings, Ltd., TPG Viking I, L.P., TPG Viking II, L.P. and TPG Viking AIV III, L.P. (incorporated herein by reference to Exhibit 10.4 to Norwegian Cruise Line Holdings Ltd.’s Form 8-K filed on January 30, 2013 (File No. 001-35784))

10.78	Contribution and Exchange Agreement by and among Norwegian Cruise Line Holdings, Ltd., NCL Investment Limited and NCL Investment II Ltd. (incorporated herein by reference to Exhibit 10.2 to Norwegian Cruise Line Holdings Ltd.’s Form 8-K filed on January 30, 2013 (File No. 001-35784))

Exhibit Number	Description of Exhibit

10.79	Contribution and Exchange Agreement by and between Norwegian Cruise Line Holdings, Ltd., and Star NCLC Holdings Ltd. (incorporated herein by reference to Exhibit 10.3 to Norwegian Cruise Line Holdings Ltd.’s Form 8-K filed on January 30, 2013 (File No. 001-35784))

10.80	Amended and Restated United States Tax Agreement for NCL Corporation Ltd. (including Annex A-Form Exchange Agreement for NCL Corporation Ltd.) (incorporated herein by reference to Exhibit 10.5 to Norwegian Cruise Line Holdings Ltd.’s Form 8-K filed on January 30, 2013 (File No. 001-35784))

10.81	Form of Director Restricted Share Award Agreement (incorporated herein by reference to Exhibit 10.2 to Norwegian Cruise Lind Holdings Ltd.’s Form 10-Q filed on July 30, 2013 (File No. 001-35784))*

21.1**	List of Subsidiaries of Norwegian Cruise Line Holdings Ltd.

23.1**	Consent of PricewaterhouseCoopers LLP, independent registered certified public accounting firm

24.1**	Power of Attorney (included on Signatures page of this Annual Report on Form 10-K)

31.1**	Certification of the Annual Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the President and Chief Executive Officer

31.2**	Certification of the Annual Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Executive Vice President and Chief Financial Officer

32.1***	Certification of the Annual Report Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer and Chief Financial Officer

101***	The following materials from Norwegian Cruise Line Holdings Ltd.’s Annual Report on Form 10-K formatted in Extensible Business Reporting Language (XBRL), as follows: (i) Consolidated Statements of Operations of NCLH for the years ended December 31, 2013, 2012 and 2011; (ii) Consolidated Statements of Comprehensive Income of NCLH for the years ended December 31, 2013, 2012 and 2011; (iii) Consolidated Balance Sheets of NCLH as of December 31, 2013 and 2012; (iv) Consolidated Statements of Cash Flows of NCLH for the years ended December 31, 2013, 2012 and 2011; (v) Consolidated Statements of Changes in Shareholders’ Equity of NCLH for the years ended December 31, 2013, 2012 and 2011; (vi) the Notes to the Consolidated Financial Statements; and (vii) Schedule II Valuation and Qualifying Accounts tagged in summary and detail.

+	Confidential treatment has been granted with respect to certain portions of this exhibit. Omitted portions have been filed separately with the SEC.
*	Management contract or compensatory plan.
**	Filed herewith.
***	Furnished herewith.

Norwegian Cruise Line Holdings Ltd. Schedule II Valuation and Qualifying Accounts

		Additions
Description	Balance 12/31/10	Charged to	Charged to		Deductions - see(A)	Balance 12/31/11
		costs and expenses	Other accounts - describe

Valuation allowance on deferred tax assets	109,349				(11,438)	97,911

(A) Amount relates to (a) utilization of deferred tax assets and (b) revaluation of deferred tax assets from their functional currency to USD.

		Additions
Description	Balance 12/31/11	Charged to	Charged to		Deductions - describe	Balance 12/31/12
		costs and expenses	Other accounts - see	(A)

Valuation allowance on deferred tax assets	97,911		15,284			113,195

(A) Amount relates to (a) utilization of deferred tax assets and (b) revaluation of deferred tax assets from their functional currency to USD.

		Additions
Description	Balance 12/31/12	Charged to	Charged to		Deductions - see(A)	Balance 12/31/13
		costs and expenses	Other accounts - describe

Valuation allowance on deferred tax assets	113,195				(28,500)	84,695

(A) Amount relates to (a) utilization of deferred tax assets and (b) revaluation of deferred tax assets from their functional currency to USD.

Report of Independent Registered Certified Public Accounting Firm

To the Board of Directors and Shareholders of Norwegian Cruise Line Holdings Ltd.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, comprehensive income, changes in shareholders’ equity, and cash flows present fairly, in all material respects, the financial position of Norwegian Cruise Line Holdings Ltd. and its subsidiaries at December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our audits (which was an integrated audit in 2013). We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Miami, Florida

February 21, 2014

Norwegian Cruise Line Holdings Ltd.

Consolidated Statements of Operations

(in thousands, except share and per share data)

	Year Ended December 31,
	2013	2012	2011
Revenue
Passenger ticket	$1,815,869	$1,604,563	$1,563,363
Onboard and other	754,425	671,683	655,961

Total revenue	2,570,294	2,276,246	2,219,324

Cruise operating expense
Commissions, transportation and other	455,816	410,531	410,709
Onboard and other	195,526	173,916	169,329
Payroll and related	340,430	293,059	290,822
Fuel	303,439	283,678	243,503
Food	136,785	125,807	124,933
Other	225,663	191,442	228,580

Total cruise operating expense	1,657,659	1,478,433	1,467,876

Other operating expense
Marketing, general and administrative	301,155	251,183	251,351
Depreciation and amortization	215,593	189,537	183,985

Total other operating expense	516,748	440,720	435,336

Operating income	395,887	357,093	316,112

Non-operating income (expense)
Interest expense, net	(282,602)	(189,930)	(190,187)
Other income (expense)	1,403	2,099	2,634

Total non-operating income (expense)	(281,199)	(187,831)	(187,553)

Net income before income taxes	114,688	169,262	128,559
Income tax expense	(11,802)	(706)	(1,700)

Net income	102,886	168,556	126,859
Net income attributable to non-controlling interest	1,172	—	—

Net income attributable to Norwegian Cruise Line Holdings Ltd.	$101,714	$168,556	$126,859

Weighted-average shares outstanding (1)
Basic	202,993,839	178,232,850	177,869,461

Diluted	209,239,484	179,023,683	178,859,720

Earnings per share
Basic	$0.50	$0.95	$0.71

Diluted	$0.49	$0.94	$0.71

(1)	We have retrospectively applied the exchange of ordinary shares due to the Corporate Reorganization as the effect is substantially the same as a stock split.

The accompanying notes are an integral part of these consolidated financial statements.

Norwegian Cruise Line Holdings Ltd.

Consolidated Statements of Comprehensive Income

(in thousands)

	Year Ended December 31,
	2013	2012	2011
Net income	$102,886	$168,556	$126,859

Other comprehensive income (loss):
Shipboard Retirement Plan	2,538	(1,330)	(2,615)
Cash flow hedges:
Net unrealized gain related to cash flow hedges	2,247	19,907	15,198
Amount realized and reclassified into earnings	(4,128)	(16,402)	(36,686)

Total other comprehensive income (loss)	657	2,175	(24,103)

Total comprehensive income	103,543	170,731	102,756
Comprehensive income attributable to non-controlling interest	900	—	—

Comprehensive income attributable to Norwegian Cruise Line Holdings Ltd.	$102,643	$170,731	$102,756

The accompanying notes are an integral part of these consolidated financial statements.

Norwegian Cruise Line Holdings Ltd.

Consolidated Balance Sheets

(in thousands, except share data)

	December 31,
	2013	2012
Assets
Current assets:
Cash and cash equivalents	$56,467	$45,500
Accounts receivable, net	18,260	15,062
Inventories	43,715	39,681
Prepaid expenses and other assets	64,482	64,686

Total current assets	182,924	164,929
Property and equipment, net	5,647,670	4,960,142
Goodwill and tradenames	611,330	611,330
Other long-term assets	209,054	202,026

Total assets	$6,650,978	$5,938,427

Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of long-term debt	$286,575	$221,233
Accounts payable	86,788	79,126
Accrued expenses and other liabilities	253,752	231,040
Due to Affiliate	36,544	59,897
Advance ticket sales	411,829	353,793

Total current liabilities	1,075,488	945,089
Long-term debt	2,841,214	2,764,120
Due to Affiliate	55,128	147,364
Other long-term liabilities	47,882	63,070

Total liabilities	4,019,712	3,919,643

Commitments and contingencies (Note 10)
Shareholders’ equity:
Ordinary shares, $.001 par value; 490,000,000 shares authorized; 205,160,340 shares issued and outstanding at December 31, 2013, and $.0012 par value; 40,000,000 shares authorized; 21,000,000 shares issued and outstanding at December 31, 2012	205	25
Additional paid-in capital	2,822,864	2,327,097
Accumulated other comprehensive income (loss)	(16,690)	(17,619)
Retained earnings (deficit)	(197,471)	(299,185)

Total shareholders’ equity controlling interest	2,608,908	2,010,318
Non-controlling interest	22,358	8,466

Total shareholders’ equity	2,631,266	2,018,784

Total liabilities and shareholders’ equity	$6,650,978	$5,938,427

The accompanying notes are an integral part of these consolidated financial statements.

Norwegian Cruise Line Holdings Ltd.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2013	2012	2011
Cash flows from operating activities
Net income	$102,886	$168,556	$126,859
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	245,111	216,137	211,049
Loss (gain) on derivatives	(861)	1,945	(2,338)
Deferred income taxes, net	2,844	—	—
Write-off of deferred financing fees	36,357	2,358	—
Share-based compensation expense	23,075	5,160	1,211
Premium on debt issuance	—	6,000	—
Changes in operating assets and liabilities:
Accounts receivable, net	(3,198)	(4,592)	(280)
Inventories	(4,034)	(3,447)	(3,471)
Prepaid expenses and other assets	(15,667)	(3,490)	(4,264)
Accounts payable	7,662	(1,228)	15,928
Accrued expenses and other liabilities	25,925	(3,107)	(15,876)
Advance ticket sales	55,181	14,302	28,172

Net cash provided by operating activities	475,281	398,594	356,990

Cash flows from investing activities
Additions to property and equipment and other	(894,851)	(303,840)	(184,797)

Net cash used in investing activities	(894,851)	(303,840)	(184,797)

Cash flows from financing activities
Repayments of long-term debt	(2,393,613)	(859,422)	(439,959)
Repayments to Affiliate	(116,694)	—	—
Proceeds from long-term debt	2,522,311	800,618	273,375
Proceeds from the issuance of ordinary shares, net	473,914	—	—
Proceeds from the exercise of share options	2,020	—	—
Deferred financing fees and other	(57,401)	(49,376)	(1,730)

Net cash provided by (used in) financing activities	430,537	(108,180)	(168,314)

Net increase (decrease) in cash and cash equivalents	10,967	(13,426)	3,879
Cash and cash equivalents at beginning of year	45,500	58,926	55,047

Cash and cash equivalents at end of year	$56,467	$45,500	$58,926

Supplemental disclosures (Note 11)

The accompanying notes are an integral part of these consolidated financial statements.

Norwegian Cruise Line Holdings Ltd.

Consolidated Statements of Changes in Shareholders’ Equity

(in thousands)

	Ordinary Shares	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Non-controlling Interest	Total Shareholders’ Equity
Balance, December 31, 2010	$25	$2,324,197	$4,309	$(594,600)	$6,595	$1,740,526

Share-based compensation	—	—	—	—	1,211	1,211
Transactions with Affiliates, net	—	(30)	—	—	—	(30)
Other comprehensive loss	—	—	(24,103)	—	—	(24,103)
Net income	—	—	—	126,859	—	126,859

Balance, December 31, 2011	25	2,324,167	(19,794)	(467,741)	7,806	1,844,463

Share-based compensation	—	—	—	—	660	660
Transactions with Affiliates, net	—	2,930	—	—	—	2,930
Other comprehensive income	—	—	2,175	—	—	2,175
Net income	—	—	—	168,556	—	168,556

Balance, December 31, 2012	25	2,327,097	(17,619)	(299,185)	8,466	2,018,784

Share-based compensation	—	33,056	—	—	19	33,075
Transactions with Affiliates, net	—	(70)	—	—	—	(70)
Corporate Reorganization	—	(20,176)			20,176	—
IPO proceeds, net	179	473,735	—	—	—	473,914
Proceeds from the exercise of share options	1	2,019	—	—	—	2,020
Other comprehensive income	—	—	929	—	(272)	657
Net income	—	—	—	101,714	1,172	102,886
Transfers from non-controlling interest	—	7,203	—	—	(7,203)	—

Balance, December 31, 2013	$205	$2,822,864	$(16,690)	$(197,471)	$22,358	$2,631,266

The accompanying notes are an integral part of these consolidated financial statements.

Norwegian Cruise Line Holdings Ltd.

Notes to the Consolidated Financial Statements

1.	Description of Business and Organization

We are a leading global cruise line operator, offering cruise experiences for travelers with a wide variety of itineraries. We strive to offer an innovative and differentiated cruise vacation with the goal of providing our guests the highest levels of overall satisfaction on their cruise experience. In turn, we aim to generate the highest customer loyalty and greatest numbers of repeat guests. We created a distinctive style of cruising called “Freestyle Cruising” on all of our ships, which we believe provides our guests with the freedom and flexibility associated with a resort style atmosphere and experience as well as more dining options than a traditional cruise. As of December 31, 2013, we operated 12 ships offering cruises in Alaska, the Bahamas, Bermuda, the Caribbean, Europe, Hawaii, Mexico, New England, Central and South America, North Africa and Scandinavia (we refer you to Note 13—“Subsequent Events”).

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

In connection with the consummation of our IPO in January 2013, NCLC’s ordinary shares were exchanged for the ordinary shares of NCLH, and NCLH became the owner of 100% of the ordinary shares and parent company of NCLC (the “Corporate Reorganization”). Accordingly, NCLH contributed $460.0 million to NCLC and the historical financial statements of NCLC became those of NCLH. As a result of the Corporate Reorganization, the Management NCL Corporation Units created a non-controlling interest within NCLH.

The Corporate Reorganization was effected solely for the purpose of reorganizing our corporate structure. NCLH had not, prior to the completion of the Corporate Reorganization, conducted any activities other than those incidental to its formation and to preparations for the Corporate Reorganization and our IPO. As a result of the aforementioned transactions and the Secondary Offerings, the Sponsors owned 62.7% of NCLH’s ordinary shares as of December 31, 2013.

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

Accounts Receivable

Accounts receivable are shown net of an allowance for doubtful accounts of $1.3 million and $1.4 million as of December 31, 2013 and 2012, respectively.

Inventories

Inventories mainly consist of provisions, supplies and fuel and are carried at the lower of cost or market using the first-in, first-out method of accounting.

Advertising Costs

Advertising costs incurred that result in tangible assets, including brochures, are treated as prepaid expenses and charged to expense as consumed. Advertising costs of $7.6 million and $8.3 million as of December 31, 2013 and 2012, respectively, are included in prepaid expenses and other assets. Expenses related to advertising costs totaled $89.0 million, $83.7 million and $79.9 million for the years ended December 31, 2013, 2012 and 2011, respectively.

Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted-average number of shares outstanding during each period. Diluted earnings per share incorporates the incremental shares issuable upon conversion of potentially dilutive shares. A reconciliation between basic and diluted earnings per share was as follows (in thousands, except share data):

	Year Ended December 31,
	2013	2012	2011
Net income attributable to Norwegian Cruise Line Holdings Ltd.	$101,714	$168,556	$126,859

Net income	$102,886	$168,556	$126,859

Basic weighted-average shares outstanding (1)	202,993,839	178,232,850	177,869,461
Potentially dilutive shares	6,245,645	790,833	990,259

Diluted weighted-average shares outstanding (1)	209,239,484	179,023,683	178,859,720

Basic earnings per share	$0.50	$0.95	$0.71
Diluted earnings per share	$0.49	$0.94	$0.71

(1)	We have retrospectively applied the exchange of ordinary shares due to the Corporate Reorganization as the effect is substantially the same as a stock split.

Property and Equipment

Property and equipment are recorded at cost. Major renewals and improvements that we believe add value to our ships are capitalized as a cost of the ship while costs of repairs and maintenance, including Dry-dock costs, are charged to expense as incurred. During ship construction, certain interest is capitalized as a cost of the ship. Gains or losses on the sale of property and equipment are recorded as a component of operating income (expense) in our consolidated statements of operations.

Depreciation is computed on the straight-line basis over the estimated useful lives of the assets and after a 15% reduction for the estimated residual values of ships as follows:

Useful Life
Ships	30 years
Buildings	15-30 years
Computer hardware and software	3-5 years
Other property and equipment	3-40 years
Leasehold improvements	Shorter of lease term or asset life

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

Goodwill and Tradenames

Goodwill represents the excess of cost over the fair value of net assets acquired. We review goodwill and our tradenames for impairment annually as of December 31 or whenever events or changes in circumstances indicate that the carrying amount of goodwill and our tradenames may not be fully recoverable.

We have concluded that our business has a single reportable segment, with each ship considered to be a component. Each component constitutes a business for which discrete financial information is available and management regularly reviews the operating results and, therefore, each component is considered a reporting unit. Our reporting units have similar economic characteristics, including similar margins and similar products and services; therefore, we aggregate all of the reporting units in assessing goodwill.

The impairment review of goodwill is based on a combined approach using the expected future cash flows of our ships to determine a fair value of our aggregate reporting unit and NCLH’s market value. Our discounted cash flow valuation reflects our projection for growth and profitability, taking into account our assessment of future market conditions and demand, as well as a determination of a cost of capital that incorporates both business and financial risks. We believe that the combined approach is the most representative method to assess fair value as it utilizes expectations of long-term growth as well as current market conditions.

Revenue and Expense Recognition

Deposits received from guests for future voyages are recorded as advance ticket sales and are subsequently recognized as passenger ticket revenue along with onboard and other revenue, and all associated direct costs of a voyage are recognized as cruise operating expenses on a pro rata basis over the period of the voyage.

Revenue and expenses include taxes assessed by a governmental authority that are directly imposed on a revenue-producing transaction between a seller and a customer. The amounts included on a gross basis are $147.6 million, $133.6 million and $129.4 million for the years ended December 31, 2013, 2012 and 2011, respectively.

Foreign Currency

The majority of our transactions are settled in U.S. dollars. We translate assets and liabilities of our foreign subsidiaries at exchange rates in effect at the balance sheet date. Gains or losses resulting from transactions denominated in other currencies are recognized in our consolidated statements of operations within other income (expense) and such gains or losses were immaterial for the years ended December 31, 2013, 2012 and 2011.

Derivative Instruments and Hedging Activity

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

Share-Based Compensation

We recognize expense for our share-based compensation awards using a fair-value-based method. Share-based compensation expense is recognized over the requisite service period for awards that are based on service period and not contingent upon any future performance. We refer you to Note 8—“Employee Benefits and Share Option Plans.”

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

Although we sell cruises on an international basis, our passenger ticket revenue is primarily attributed to guests who make reservations in North America. Revenue attributable to North American guests was 82% for the years ended December 31, 2013 and 2012 and 83% for the year ended December 31, 2011. Substantially all of our long–lived assets are located outside of the U.S. and consist primarily of our ships.

3.	Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) for the year ended December 31, 2013 was as follows (in thousands):

	Accumulated Other Comprehensive Income (Loss)	Change Related to Cash Flow Hedges		Change Related to Shipboard Retirement Plan
Accumulated other comprehensive income (loss) at beginning of period	$(17,619)	$(7,872)		$(9,747)
Current period other comprehensive loss before reclassifications	6,104	3,177		2,927
Amounts reclassified	(5,175)	(5,837	)(1)	662 (2)

Accumulated other comprehensive income (loss) at end of period	$(16,690)	$(10,532	)(3)	$(6,158)

(1)	We refer you to Note 7—“Fair Value Measurements and Derivatives” for the affected line items in the Consolidated Statements of Operations.
(2)	Amortization of prior-service cost and actuarial loss reclassified to payroll and related expense.
(3)	Of the existing amounts related to derivatives designated as cash flow hedges, approximately $1.5 million of income is expected to be reclassified into earnings in the next 12 months.

4.	Property and Equipment

Property and equipment consisted of the following (in thousands):

	December 31,
	2013	2012
Ships	$6,542,073	$5,601,375
Ships under construction	297,624	376,007
Land	1,009	1,009
Other	273,077	233,235

	7,113,783	6,211,626
Less: accumulated depreciation and amortization	(1,466,113)	(1,251,484)

Total	$5,647,670	$4,960,142

Depreciation and amortization expense for the years ended December 31, 2013, 2012 and 2011 was $215.6 million, $189.5 million and $184.0 million, respectively. Repairs and maintenance expenses including Dry-dock expenses were $67.1 million, $44.7 million and $64.7 million for the years ended December 31, 2013, 2012 and 2011, respectively.

Ships under construction include progress payments to the shipyard, planning and design fees, loan interest and commitment fees and other associated costs. Interest costs associated with the construction of ships that were capitalized during the construction period amounted to $26.3 million, $22.1 million and $16.7 million for the years ended December 31, 2013, 2012 and 2011, respectively.

5.	Long-Term Debt

Long-term debt consisted of the following:

	Interest Rate December 31,		Maturities Through	Balance December 31,
	2013	2012		2013	2012
				(in thousands)
€662.9 million Norwegian Epic Term Loan (1)	2.02%	2.19%	2022	$599,996	$662,729
€624.0 million Norwegian Pearl and Norwegian Gem Revolving Credit Facility (1)	—	3.40%	—	—	549,022
$625.0 million Senior Secured Revolving Credit Facility	2.16 - 2.17%	—	2018	231,000	—
$675.0 million Term Loan Facility	2.17%	—	2018	658,125	—
$450.0 million 11.75% Senior Secured Notes (2)	—	11.75%	—	—	446,571
€308.1 million Pride of Hawai’i Loan (1)	1.19%	2.18%	2018	167,392	232,583
$350.0 million 9.50% Senior Unsecured Notes (3)	—	9.50%	—	—	355,419
$300.0 million 5.00% Senior Notes (4)	5.00%	—	2018	298,618	—
$334.1 million Norwegian Jewel Term Loan	1.19%	3.06% - 6.86%	2017	108,087	150,359
€258.0 million Pride of America Hermes Loan (1)	1.19%	3.06% - 6.47%	2017	88,936	133,468
$750.0 million Senior Secured Revolving Credit Facility	—	4.25%	—	—	91,000
€529.8 million Breakaway One Loan (1)	1.84%	1.91%	2025	650,685	150,996
€529.8 million Breakaway Two Loan (1)	4.50%	4.50%	2026	144,947	112,809
€590.5 million Breakaway Three Loan (1)	2.98%	2.98%	2027	34,045	34,045
€590.5 million Breakaway Four Loan (1)	2.98%	—	2029	35,057	—
€40.0 million Pride of America Commercial Loan (1)	—	3.06% - 7.35%	—	—	20,288
€126 million Norwegian Jewel Term Loan	1.14 - 1.19%	1.92%	2016	47,837	22,134
€126 million Norwegian Jade Term Loan	1.14 - 1.19%	1.92%	2017	48,105	22,134
Capital lease obligations	1.62 - 5.00%	3.00% - 5.00%	2020	14,959	1,796

Total debt				3,127,789	2,985,353
Less: current portion of long-term debt				(286,575)	(221,233)

Total long-term debt				$2,841,214	$2,764,120

(1)	Currently U.S. dollar-denominated.
(2)	Net of unamortized original issue discount of $3.4 million as of December 31, 2012.

(3)	Net of unamortized premium of $5.4 million as of December 31, 2012.
(4)	Net of unamortized original issue discount of $1.4 million as of December 31, 2013.

In June 2013, NCLC and certain of its subsidiaries entered into supplemental deeds to the $334.1 million Norwegian Jewel Term Loan, Breakaway One and Two Term Loan Facilities, €258.0 million Pride of America Hermes Loan, and €308.1 million Pride of Hawai’i Loan. The supplemental deeds amended and restated those credit facilities, reducing the interest rate per annum to a rate equal to the sum of (a) an adjusted LIBOR rate, (b) an applicable margin of 0.95% and (c) certain customary mandatory costs to compensate lenders for the cost of compliance with various financial regulations. In connection with these amendments, we terminated the €40.0 million Pride of America Commercial Loan agreement, dated as of April 4, 2003, as amended and restated on June 1, 2012, by and among Pride of America Ship Holding, LLC, as borrower, and a syndicate of international banks, and related guarantee by NCLC which had an aggregate outstanding principal balance thereunder of $16.8 million.

In May 2013, NCLC entered into a credit agreement which provides senior secured financing of $1.3 billion, consisting of (i) a $675 million term loan facility maturing on May 24, 2018 (the “Term Loan Facility”), all of which was borrowed for the purpose of refinancing existing senior debt, and (ii) a $625 million senior secured revolving credit facility maturing on May 24, 2018 (the “Revolving Loan Facility” and together with the Term Loan Facility, the “New Senior Secured Credit Facilities”).

Borrowings under the New Senior Secured Credit Facilities bear interest at a rate per annum equal to (a) an adjusted LIBOR rate or (b) a base rate determined by reference to the highest of (i) the federal funds rate plus 0.50%, (ii) the prime rate of Deutsche Bank and (iii) the adjusted LIBOR rate, in each case plus an applicable margin that is determined by reference to a total leverage ratio, with an applicable margin of between 2.25% and 1.50% with respect to euro currency loans and between 1.25% and 0.50% with respect to base rate loans. The initial applicable margin for borrowings is 2.25% with respect to euro currency borrowings and 1.25% with respect to base rate borrowings.

In addition to paying interest on outstanding principal under the New Senior Secured Credit Facilities, a commitment fee rate is determined by reference to a total leverage ratio, with a maximum commitment fee rate of 40% of the applicable margin for euro currency loans. The Term Loan Facility will be paid in quarterly installments which commenced in September 2013, in a principal amount equal to (a) in the case of installments payable on or prior to May 24, 2015, 1.25% of the loans outstanding immediately after the closing date under the Term Loan Facility and (b) in the case of installments payable after May 24, 2015, 2.50% of the loans outstanding immediately after the closing date under the Term Loan Facility, with the remaining unpaid principal amount of loans under the Term Loan Facility due and payable in full at maturity on May 24, 2018. Principal amounts outstanding under the Revolving Loan Facility are due and payable in full at maturity on May 24, 2018.

In connection with entering into the New Senior Secured Credit Facilities, the $750.0 million Senior Secured Revolving Credit Facility and the €624.0 million Norwegian Pearl and Norwegian Gem Revolving Credit Facility were terminated. In addition, the $227.5 million remaining balance of our 9.50% senior unsecured notes, plus premium and accrued and unpaid interest, was redeemed in full on June 28, 2013.

In April 2013, we took delivery of Norwegian Breakaway. To finance the payment due upon delivery, we drew $528.0 million of our €529.8 million Breakaway One Loan which is due April 2025. Also, we drew $57.7 million of our €126.1 million Norwegian Jewel Term Loan and €126.1 million Norwegian Jade Term Loan which will come due April 2016. The loans bear interest at LIBOR plus 1.6%.

In February 2013, NCLC issued $300.0 million aggregate principal amount of senior unsecured notes bearing interest at a rate of 5% per annum and maturing on February 15, 2018 (the “Notes Offering”). Interest on the notes will be payable semiannually on February 15 and August 15 of each year, which commenced on August 15, 2013. The notes were issued at 99.451%.

We used the net proceeds that we received from our IPO and the Notes Offering, aggregating approximately $770.0 million, to pay down debt, including, (i) a prepayment of an aggregate $55.6 million that became payable upon the consummation of our IPO consisting of $21.3 million on our €624.0 million Norwegian Pearl and Norwegian Gem Revolving Credit Facility, $14.7 million on our €308.1 million Pride of Hawai’i Loan, $8.0 million on our $334.1 million Norwegian Jewel Term Loan, $10.1 million on our €258.0 million Pride of America Hermes Loan and $1.5 million on our €40.0 million Pride of America Commercial Loan, (ii) a payment to Genting HK of $79.7 million in connection with the Norwegian Sky purchase agreement, (iii) a full redemption of our $450.0 million 11.75% Senior Secured Notes due 2016 and (iv) a partial redemption of $122.5 million aggregate principal amount of our 9.50% senior unsecured notes. Expenses related to these debt prepayments were approximately $90.5 million and were recognized in interest expense.

Costs incurred in connection with the arranging of loan financing have been deferred and are amortized over the life of the loan agreement. The amortization included in interest expense, net was $64.9 million (including a $37.3 million write-off of deferred financing fees), $28.2 million (including a $2.4 million write-off of deferred financing fees) and $26.1 million for the years ended December 31, 2013, 2012 and 2011, respectively.

Our debt agreements contain covenants that, among other things, require us to maintain a minimum level of liquidity, as well as limit our net funded debt-to-capital ratio, maintain certain other ratios and restrict our ability to pay dividends. Our ships and substantially all other property and equipment are pledged as collateral for our debt. We believe we were in compliance with these covenants as of December 31, 2013. There are no restrictions in the agreements that limit intercompany borrowings or dividends between our subsidiaries that would impact our ability to meet our cash obligations.

The following are scheduled principal repayments on long-term debt including capital lease obligations as of December 31, 2013 for each of the next five years (in thousands):

Year	Amount
2014	$286,575
2015	323,512
2016	322,295
2017	292,942
2018	1,124,638
Thereafter	777,827

Total	$3,127,789

We had an accrued interest liability of $10.2 million and $20.9 million as of December 31, 2013 and 2012, respectively.

6.	Related Party Disclosures

Transactions with Genting HK, the Apollo Funds and the TPG Viking Funds

As of December 31, 2013, the ownership percentages of NCLH’s ordinary shares were as follows:

Shareholder	Number of Shares	Percentage Ownership
Genting HK (1)	64,319,334	31.4%
Apollo Funds (2)	48,239,500	23.5%
TPG Viking Funds (3)	16,079,834	7.8%

(1)	Genting HK owns our ordinary shares indirectly through Star NCLC Holdings Ltd., a Bermuda wholly-owned subsidiary.
(2)	The Apollo Funds include AAA Guarantor—Co-Invest VI (B), L.P., AIF VI NCL (AIV), L.P., AIF VI NCL (AIV II), L.P., AIF VI NCL (AIV III), L.P., AIF VI NCL (AIV IV), L.P., Apollo Overseas Partners (Delaware) VI, L.P., Apollo Overseas Partners (Delaware 892) VI, L.P., Apollo Overseas Partners VI, L.P. and Apollo Overseas Partners (Germany) VI, L.P.
(3)	The TPG Viking Funds include TPG Viking, L.P., a Delaware limited partnership, TPG Viking AIV I, L.P., a Cayman Islands exempted limited partnership, TPG Viking AIV II, L.P., a Cayman Islands exempted limited partnership and TPG Viking AIV III, L.P., a Delaware limited partnership.

Following our IPO, NCLH contributed $460.0 million to NCLC. We have paid $166.7 million to Genting HK in connection with the Norwegian Sky purchase agreement through December 31, 2013.

In May 2011, we entered into an agreement with Star Cruise Management Limited, a wholly-owned subsidiary of Genting HK, whereby Star Cruise Management Limited will provide sales, marketing and promotional services in the Asia Pacific region. We pay a monthly commission fee based on net cruise revenue generated under the agreement and have paid $1.8 million under the contract through December 31, 2013.

In January 2011, we entered into an agreement with Crystal Aim Limited, a wholly-owned subsidiary of Genting HK, for the operation of a call center. Compensation under the agreement is based on an hourly rate for the services provided. We have paid approximately $0.8 million under the contract through December 31, 2013.

In July 2010, we agreed to extend the Charter of Norwegian Sky from Genting HK to December 31, 2012. This agreement included two one-year extension options which require the mutual consent of each party. The new agreement also provided us with an option to purchase the ship during the Charter period which we exercised in June 2012. The purchase price was $259.3 million, which consisted of a $50.0 million cash payment and a $209.3 million payable to Genting HK, which is to be repaid over seven equal semi-annual payments beginning June 2013 and has a weighted-average interest rate of 1.52% through maturity. The fair value of the payable was $205.5 million based on discounting the future payments at an imputed interest rate of 2.26% per annum, which was commensurate with the Company’s borrowing rate for similar assets. The agreement also stipulated that in the event that an IPO is effectuated on or before May 31, 2013 by Norwegian Cruise line Holdings Ltd., then $79.7 million shall become payable to Genting HK within fourteen days of our IPO effective date, and the remaining balance is to be repaid over seven equal semi-annual payments beginning June 2013. The payable is collateralized by a mortgage and an interest in all earnings, proceeds of insurance and certain other interests related to the ship and is included in the balance sheet caption “Due to Affiliate” on our consolidated balance sheet.

In July 2009, we entered into an agreement with Caesars Entertainment establishing a marketing alliance which incorporates cross company marketing, purchasing and loyalty programs. Caesars Entertainment is owned by Affiliates of both Apollo and TPG.

In November 2006, we entered into an agreement with Sabre Inc., an affiliate of TPG, for the use of reservation software. We pay a commission fee based on the number of annual bookings made through the system. We have paid approximately $7.8 million under the contract through December 31, 2013.

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

The following table sets forth our derivatives measured at fair value and discloses the balance sheet location (in thousands):

	Balance Sheet location	Asset		Liability
		December 31, 2013	December 31, 2012	December 31, 2013	December 31, 2012
Fuel swaps designated as hedging instruments
	Prepaid expenses and other assets	$5,024	$5,955	$666	$876

	Other long-term assets	6,869	3,969	9	388

	Accrued expenses and other liabilities	—	188	—	204

	Other long-term liabilities	—	391	—	42
Fuel collars designated as hedging instruments
	Prepaid expenses and other assets	452	1,615	195	530

	Accrued expenses and other liabilities	—	51	—	69

	Other long-term liabilities	—	1,908	—	1,230

Fuel options not designated as hedging instruments
	Prepaid expenses and other assets	—	—	195	304
	Other long-term liabilities	—	—	—	1,231
Foreign currency options designated as hedging instruments
	Accrued expenses and other liabilities	—	—	9,815	20,267
	Other long-term liabilities	—	—	—	16,443
Foreign currency forward contracts designated as hedging instruments
	Prepaid expenses and other assets	2,624	11,685	—	—

	Accrued expenses and other liabilities	—	—	6,582	—
Foreign currency collar designated as a hedging instrument
	Prepaid expenses and other assets	12,502	—	—	—
	Other long-term assets	—	9,765	—	1,613
Interest rate swaps designated as hedging instruments
	Accrued expenses and other liabilities	—	—	1,707	—
	Other long-term liabilities	—	—	1,374	—

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

Our derivative contracts include rights of offset with our counterparties. We have elected to net certain assets and liabilities within counterparties. We are not required to post cash collateral related to our derivative instruments. The following table discloses the amounts recognized within assets and liabilities (in thousands):

December 31, 2013	Gross Amounts	Gross Amounts Offset	Total Net Amounts	Gross Amounts Not Offset	Net Amounts

Assets	$27,471	$(1,065)	$26,406	$(15,126)	$11,280
Liabilities	19,478	—	19,478	(19,478)	—

December 31, 2012	Gross Amounts	Gross Amounts Offset	Total Net Amounts	Gross Amounts Not Offset	Net Amounts

Assets	$32,989	$(3,711)	$29,278	$(11,685)	$17,593
Liabilities	39,486	(2,538)	36,948	(36,710)	238

Fuel Swaps

As of December 31, 2013, we had fuel swaps maturing through December 31, 2016 which are used to mitigate the financial impact of volatility in fuel prices pertaining to approximately 641,000 metric tons of our projected fuel purchases. The effects on the consolidated financial statements of the fuel swaps which were designated as cash flow hedges were as follows (in thousands):

	Year Ended December 31,
	2013	2012	2011
Gain recognized in other comprehensive income (loss) – effective portion	$8,532	$18,906	$29,928
Gain (loss) recognized in other income (expense) – ineffective portion	(345)	(509)	457
Amount reclassified from accumulated other comprehensive income (loss) into fuel expense	(6,250)	(14,448)	(36,686)

Fuel Collars and Options

As of December 31, 2013, we had fuel collars and fuel options maturing through December 31, 2014 which are used to mitigate the financial impact of volatility in fuel prices pertaining to approximately 34,000 metric tons of our projected fuel purchases. The effects on the consolidated financial statements of the fuel collars which were designated as cash flow hedges were as follows (in thousands):

	Year Ended December 31,
	2013	2012	2011
Gain (loss) recognized in other comprehensive income (loss) – effective portion	$(1,152)	$592	$(147)
Gain (loss) recognized in other income (expense) – ineffective portion	(26)	165	(302)
Amount reclassified from accumulated other comprehensive income (loss) into fuel expense	1,547	(1,954)	—

The effects of the fuel options on the consolidated financial statements which were not designated as hedging instruments were as follows (in thousands):

	Year Ended December 31,
	2013	2012	2011
Gain recognized in other income (expense)	$1,340	$3,218	$2,422

Foreign Currency Options

As of December 31, 2013, we had foreign currency derivatives consisting of call options with deferred premiums which are used to mitigate the financial impact of volatility in foreign currency exchange rates related to our ship construction contracts denominated in euros. If the spot rate at the date the ships are delivered is less than the strike price under these option contracts we would pay the deferred premium and not exercise the foreign currency options. The notional amount of our foreign currency options was €100.0 million, or $137.4 million based on the euro/U.S. dollar exchange rate as of December 31, 2013. The effects on the consolidated financial statements of the foreign currency options which were designated as cash flow hedges were as follows (in thousands):

	Year Ended December 31,
	2013	2012	2011
Loss recognized in other comprehensive loss – effective portion	$(3,304)	$(19,428)	$(14,583)
Loss recognized in other income (expense) – ineffective portion	(97)	(864)	(239)
Amount reclassified from accumulated comprehensive income (loss) into depreciation and amortization expense	470	—	—

Foreign Currency Forward Contracts

As of December 31, 2013, we had foreign currency forward contracts which are used to mitigate the financial impact of volatility in foreign currency exchange rates related to our ship construction contracts denominated in euros. The notional amount of our foreign currency forward contracts was €175.0 million, or $240.5 million based on the euro/U.S. dollar exchange rate as of December 31, 2013. The effects on the consolidated financial statements of the foreign currency forward contracts which were designated as cash flow hedges were as follows (in thousands):

	Year Ended December 31,
	2013	2012	2011
Gain (loss) recognized in other comprehensive income (loss) – effective portion	$(2,983)	$11,685	$—
Loss recognized in other income (expense) – ineffective portion	67	—	—
Amount reclassified from accumulated comprehensive income (loss) into depreciation and amortization expense	(84)	—	—

As of December 31, 2013, the effects on the consolidated financial statements of the foreign currency forward contracts which were not designated as hedging instruments were as follows (in thousands):

	Year Ended December 31,
	2013	2012	2011
Gain recognized in other income (expense)	$20	$—	$—

Foreign Currency Collar

As of December 31, 2013, we had a foreign currency collar used to mitigate the volatility of foreign currency exchange rates related to our ship construction contracts denominated in euros. The notional amount of our foreign currency collar was €100.0 million, or $137.4 million based on the euro/U.S. dollar exchange rate as of December 31, 2013. The effects on the consolidated financial statements of the foreign currency collar which was designated as a cash flow hedge was as follows (in thousands):

	Year Ended December 31,
	2013	2012	2011
Gain recognized in other comprehensive income (loss) – effective portion	$4,350	$8,152	$—

Interest Rate Swaps

As of December 31, 2013, we had interest rate swap agreements to modify our exposure to interest rate movements and to manage our interest expense. The notional amount of outstanding debt associated with the interest rate swap agreements was $660.4 million. The effects on the consolidated financial statements of the interest rates swaps which were designated as cash flow hedges were as follows (in thousands):

	Year Ended December 31,
	2013	2012	2011
Loss recognized in other comprehensive income (loss) – effective portion	$(3,196)	$—	$—
Amount reclassified from other comprehensive income (loss) into interest expense, net	189	—	—

Other

The carrying amounts reported in the consolidated balance sheets of all other financial assets and liabilities approximate fair value.

Long-Term Debt

As of December 31, 2013 and 2012, the fair value of our long-term debt, including the current portion, was $3,146.4 million and $3,106.9 million, respectively, which was $18.6 million and $121.5 million higher, respectively, than the carrying values. The difference between the fair value and carrying value of our long-term debt is due to our fixed and variable rate debt obligations carrying interest rates that are above or below market rates at the measurement dates. The fair value of our long-term debt was calculated based on estimated rates for the same or similar instruments with similar terms and remaining maturities resulting in Level 2 inputs in the fair value hierarchy. Market risk associated with our long-term variable rate debt is the potential increase in interest expense from an increase in interest rates. The calculation of the fair value of our long-term debt is considered a Level 2 input.

Non-recurring Measurements of Non-financial Assets

Goodwill and other long-lived assets, principally tradenames, are reviewed for impairment on an annual basis or earlier if there is an event or change in circumstances that would indicate that the carrying value of these assets could not be fully recovered.

If the carrying amount of the asset exceeds the estimated expected undiscounted future cash flows, we measure the amount of the impairment by comparing the carrying amount of the asset to its fair value. We estimate fair value based on the best information available making whatever estimates, judgments and projections considered necessary. The estimation of fair value measured by discounting expected future cash flows at discount rates commensurate with the risk involved are considered Level 3 inputs. We do not believe that we have any impairment to our goodwill or tradenames as of December 31, 2013. We believe our estimates and judgments with respect to our goodwill and tradenames are reasonable. Nonetheless, if there was a material change in assumptions used in the determination of such fair values or if there is a material change in the conditions or circumstances that influence such assets, we could be required to record an impairment charge.

In February 2012, we acquired Sixthman, a company specializing in developing and delivering music oriented Charters. The purchase price was $7.5 million, consisting of $4.0 million in cash and $3.5 million in contingent consideration. In 2012, this resulted in recording $8.5 million of goodwill and tradenames related to the acquisition.

8.	Employee Benefits and Share Option Plans

Management NCL Corporation Units

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

In connection with the Corporate Reorganization, NCLC’s outstanding profits interests granted under its profits sharing agreement to management (or former management) of NCLC were exchanged for an economically equivalent number of NCL Corporation Units. We refer to the NCL Corporation Units exchanged for profits interests granted under the profits sharing agreement as “Management NCL Corporation Units.” The Management NCL Corporation Units received upon the exchange of outstanding profits interests are subject to the same time-based vesting requirements and performance-based vesting requirements applicable to the profits interests for which they were exchanged.

The Management NCL Corporation Units, generally consist of fifty percent of “Time-Based Units” (“TBUs”) and fifty percent of “Performance-Based Units” (“PBUs”).The TBUs generally vest over five years and upon a distribution event, the vesting amount of the PBUs is based on the amount of proceeds that are realized above certain hurdles.

The termination of employment results in forfeiture of any non-vested TBUs and all PBUs. TBUs that are vested can be either continued by the Company or cancelled and paid to the employee. Cancellation can take place any time after termination but not before two years after the grant date.

We will not grant any additional profits interests under the profits sharing agreement, and new long-term incentive awards have been and will be granted under NCLH’s new long-term incentive plan.

	Number of Management NCL Corporation Units		TBUs Weighted- Average Grant-Date Fair Value	PBUs Weighted- Average Grant- Date Fair Value
	TBUs	PBUs
Outstanding as of December 31, 2012	2,265,554	3,495,737	$3.53	$3.56
Exchanged for NCLH shares	(510,917)	(528,382)	$3.78	$3.47
Forfeited	(4,978)	(7,322)	$2.96	$4.92

Outstanding as of December 31, 2013	1,749,659	2,960,033	$3.45	$3.57

Vested and expected to vest as of December 31, 2013	1,663,732	2,455,563	$3.50	$3.56

Exchangeable as of December 31, 2013	1,320,027	437,682	$3.77	$3.34

Non-vested as of December 31, 2013	429,632	2,522,351	$2.50	$3.61

The fair value of each Management NCL Corporation Unit award was estimated on the date of grant using a binomial lattice pricing model. The total intrinsic value of units exchanged during the year 2013 was $33.3 million. There were no units exchanged during the years 2012 and 2011. As of December 31, 2013, there was approximately $1.0 million of total unrecognized compensation cost, net of estimate forfeitures, related to Management NLC Corporation Units which is expected to be recognized over a weighted-average period of 3.8 years. The total fair value of shares vested during the years ended December 31, 2013, 2012 and 2011 was $1.4 million.

Share Option Awards

In January 2013, the Company adopted the 2013 Performance Incentive Plan which provides for the issuance of up to 15,035,106 of share options and ordinary shares, with no more than 5,000,000 shares being granted to one individual in any calendar year. Share options are generally granted with an exercise price equal to the market price of NCLH shares at the date of grant. The vesting period is typically set at 4 or 5 years with a contractual life ranging from 7 to 10 years. The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model. The estimated fair value of the options, less estimated forfeitures, is amortized over the vesting period using the straight-line vesting method. The assumptions used within the option-pricing model are as follows:

2013
Dividend yield	0%
Expected stock price volatility	50.40%-54.80%
Risk-free interest rate	0.8%-1.82%
Expected unit life	5.00-6.25 years

Expected volatility was determined based on the historical share prices of our competitors. When we accumulate sufficient historical share price data, we will use our volatility to determine fair value. The risk-free rate was based on United States Treasury zero coupon issues with a remaining term equal to the expected option term at grant date. The expected term was calculated under the simplified method. Our forfeiture assumption is derived from historical turnover rates and those estimates are revised as appropriate to reflect the actual forfeiture results.

The following is a summary of option activity under our share option plan for the year ended December 31, 2013:

	Number of Share Option Awards		Weighted-Average Exercise Price		Weighted- Average Contractual Term	Aggregate Intrinsic Value
	TBUs	PBUs	TBUs	PBUs	(years)	(in thousands)
Outstanding as of January 1, 2013	—	—	$—	$—
Granted	3,394,114	1,579,939	25.15	19.00
Exercised	(106,339)	—	19.00	—
Forfeited	(45,132)	(7,423)	24.30	19.00

Outstanding as of December 31, 2013	3,242,643	1,572,516	$25.36	$19.00	7.26	$58,684

Vested and expected to vest as of December 31, 2013	2,902,762	1,258,012	$25.20	$19.00	7.28	$50,525

Exercisable as of December 31, 2013	771,084	—	$19.00	$—	6.05	$12,700

The weighted-average grant-date fair value of options granted during the year 2013 was $6.38. There were no options granted during 2012 or 2011. The total intrinsic value of options exercised during the year 2013 was $1.4 million and total cash received by the Company from exercises was $2.0 million. There were no options exercised during the years 2012 and 2011. As of December 31, 2013, there was approximately $23.8 million of total unrecognized compensation cost net of estimate forfeitures, related to share options granted under our share-based incentive plans which is expected to be recognized over a weighted-average period of 3.4 years.

Restricted Share Awards

The following is a summary of restricted share activity for the year ended December 31, 2013:

	Number of Restricted Share Awards	Weighted- Average Grant- Date Fair Value
Nonvested as of January 1, 2013	—	$—
Granted	17,210	23.24
Vested as of December 31, 2013	(6,454)	23.24
Forfeited	—	—

Non-vested as of December 31, 2013	10,756	$23.24

As of December 31, 2013, there was $0.2 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the employee share option plan. The cost is expected to be recognized over a weighted-average period of 1.3 years. Restricted shares vest in substantially equal quarterly installments over 2 years. The total fair value of shares vested during the year ended December 31, 2013 was $0.2 million.

The share-based compensation expense for the years ended December 31, 2013, 2012 and 2011 was $23.1 million, which includes $18.5 million of non-recurring charges associated with the Corporate Reorganization, $5.2 million and $1.2 million, respectively, and was recorded in marketing general and administrative expense.

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

Our contributions are reduced by contributions forfeited by those employees who leave the 401(k) Plan prior to vesting fully in the contributions. Forfeited contributions of $0.1 million were utilized in each of the years ended December 31, 2013 and 2012 and $0.2 million in 2011.

We maintain a Supplemental Executive Retirement Plan (“SERP”), which is a legacy unfunded defined contribution plan for certain of our executives who were employed by the Company in an executive capacity prior to 2008. The SERP was frozen to future participation following that date. Messrs. Sheehan and Stuart are the only Named Executive Officers who are eligible to participate in the SERP. The SERP provides for Company contributions on behalf of the participants to compensate them for the benefits that are limited under the 401(k) Plan. We credit participants under the SERP for amounts that would have been contributed by us to the Company’s previous Defined Contribution Retirement Plan and the former 401(k) Plan without regard to any limitations imposed by the Code. Participants do not make any elective contributions under this plan. As of December 31, 2013 and 2012, the aggregate balance of participants’ deferred compensation accounts under the SERP Plan was $0.5 million and $0.4 million, respectively.

We recorded expenses related to the above 401(k) Plan and SERP of $3.3 million, $2.8 million and $2.6 million for the years ended December 31, 2013, 2012 and 2011, respectively.

We maintain a Senior Management Retirement Savings Plan (“SMRSP”), which is a legacy unfunded defined contribution plan for certain of our employees who were employed by the Company prior to 2001. The SMRSP provides for Company contributions on behalf of the participants to compensate them for the difference between the qualified plan benefits that were previously available under the Company’s cash balance pension plan and the redesigned 401(k) Plan. We credit participants under the SMRSP Plan for the difference in the amount that would have been contributed by us to the Company’s previous Norwegian Cruise Line Pension Plan and the qualified plan maximums of the new 401(k) Plan.

Effective January 2009, we implemented the Shipboard Retirement Plan which computes benefits based on years of service, subject to eligibility requirements of the Shipboard Retirement Plan. The Shipboard Retirement Plan is unfunded with no plan assets. The current portion of the projected benefit obligation of $0.8 million and $0.7 million was included in accrued expenses and other liabilities as of December 31, 2013 and 2012, respectively, and $14.8 million and $15.5 million was included in other long-term liabilities in our consolidated balance sheet as of December 31, 2013 and 2012, respectively. The amounts related to the Shipboard Retirement Plan were as follows (in thousands):

	As of or for the Year Ended December 31,
	2013	2012	2011
Pension expense:
Service cost	$1,498	$1,367	$1,072
Interest cost	603	604	531
Amortization of prior service cost	378	378	378
Amortization of actuarial loss	90	13	—

Total pension expense	$2,569	$2,362	$1,981

Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$16,221	$13,329	$9,478
Service cost	1,498	1,367	1,072
Interest cost	603	604	531
Actuarial gain (loss)	(2,070)	1,721	2,993
Direct benefit payments	(682)	(800)	(745)

Projected benefit obligation at end of year	$15,570	$16,221	$13,329

Amounts recognized in the consolidated balance sheets:
Projected benefit obligation	$15,570	$16,221	$13,329

Amounts recognized in accumulated other comprehensive income (loss):
Prior service cost	$(6,049)	$(6,427)	$(6,805)
Accumulated actuarial loss	(1,160)	(3,320)	(1,612)

Accumulated other comprehensive income (loss)	$(7,209)	$(9,747)	$(8,417)

The discount rates used in the net periodic benefit cost calculation for the years ended December 31, 2013, 2012 and 2011 were 3.8%, 4.7% and 5.5%, respectively, and the actuarial loss is amortized over 19.14 years. The discount rate is used to measure and recognize obligations, including adjustments to other comprehensive income (loss), and to determine expense during the periods. It is determined by using bond indices which reflect yields on a broad maturity and industry universe of high-quality corporate bonds.

The pension benefits expected to be paid in each of the next five years and in aggregate for the five years thereafter are as follows (in thousands):

Year	Amount
2014	$790
2015	805
2016	816
2017	880
2018	944
Next five years	6,169

9.	Income Taxes

We are incorporated in Bermuda. Under current Bermuda law, we are not subject to tax on income or capital gains. We have received from the Minister of Finance under The Exempted Undertakings Tax Protection Act 1966, as amended, an assurance that, in the event that Bermuda enacts legislation imposing tax computed on profits, income, any capital asset, gain or appreciation, or any tax in the nature of estate duty or inheritance, then the imposition of any such tax shall not be applicable to us or to any of our operations or shares, debentures or other obligations, until March 31, 2035.

The components of the provision for income taxes consisted of the following (in thousands):

	Year Ended December 31,
	2013	2012	2011
Current:
Bermuda	$—	$—	$—
United States	8,098	—	—
Foreign -Other	860	706	1,700

Total current	8,958	706	1,700

Deferred:
Bermuda	—	—	—
United States	2,844	—	—
Foreign -Other	—	—	—

Total deferred:	2,844	—	—

Income tax expense	$11,802	$706	$1,700

Our reconciliation of income tax expense computed by applying our Bermuda statutory rate and reported income tax expense was as follows (in thousands):

	Year Ended December 31,
	2013	2012	2011
Tax at Bermuda statutory rate	$—	$—	$—
Foreign income taxes at different rates	14,020	706	1,700

Benefit from global tax platform	(6,074)	—	—
Tax contingencies	1,394	—	—
Expense from change in tax status	2,462	—	—

Income tax expense	$11,802	$706	$1,700

Deferred tax assets and liabilities were as follows:

	As of December 31,
	2013	2012
Deferred tax assets:
Loss carryforwards	$28,351	$30,945
Shares in foreign subsidiary	59,587	81,715
Other	2,920	535

	90,858	113,195
Valuation allowance	(84,695)	(113,195)

Total net deferred assets	6,163	—

Deferred tax liabilities:
Property and equipment	(6,367)	—

Total deferred tax liabilities	(6,367)	—

Net deferred tax liability	$(204)	$—

Included above are deferred tax assets associated with our prior operations in Norway in which we have provided a full valuation allowance. As of December 31, 2013, we have Norway net operating loss carryforwards of $88.0 million which can be carried forward indefinitely, U.S. net operating loss carryforwards of $3.6 million which expire in 2033 and U.S. state net operating loss carryforwards of $42.3 million expiring between the years 2025 to 2033.

As a result of the Corporate Reorganization, we obtained certain U.S. net operating losses of our corporate shareholders. These loss carryforwards were subject to Section 382 of the code which may limit the amount of taxable income that can be offset by net operating loss carryforwards after a change in control (generally greater than 50% change in ownership). We anticipate that Section 382 will not result in a significant limitation on the use of these net operating loss carryforwards and accordingly we expect some or all of these loss carryforwards to be utilized during 2013.

The following is a tabular reconciliation of the total amounts of unrecognized tax benefits (in thousands):

Year Ended December 31, 2013
Unrecognized tax benefits, beginning of year	$—
Gross increases (decreases) in tax positions from prior periods	9,500
Gross increases in tax positions in current period	1,394
Settlement of tax positions/lapse of statute of limitations	—

Unrecognized tax benefits, end of year	$10,894

If the $10.9 million unrecognized tax benefits at December 31, 2013 were recognized, the entire amount would affect the effective tax rate. We believe that there will not be a significant increase or decrease to the tax positions within twelve months of the reporting date. We recognize interest and penalties related to unrecognized tax benefits in income tax expense. We file income tax returns in the U.S. federal jurisdiction, various U.S. state jurisdictions and foreign jurisdictions. We generally are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by authorities for years prior to 2005.

10.	Commitments and Contingencies

Operating Leases

Total expense under non-cancelable operating lease commitments, primarily for offices, motor vehicles and office equipment was $9.4 million, $9.5 million and $9.1 million for the years ended December 31, 2013, 2012 and 2011, respectively.

As of December 31, 2013, minimum annual rentals for non-cancelable leases with initial or remaining terms in excess of one year were as follows (in thousands):

Year	Amount
2014	$6,740
2015	5,997
2016	5,344
2017	5,344
2018	5,511
Thereafter	7,480

Total	$36,416

Rental payments applicable to such operating leases are recognized on a straight-line basis over the term of the lease.

Ship Construction Contracts

We have orders with Meyer Werft for two ships for delivery in the fourth quarter of 2015 and the first quarter of 2017. These ships, Norwegian Escape and Norwegian Bliss, will be the largest in our fleet at approximately 163,000 Gross Tons with 4,200 Berths each and will be similar in design and innovation to our Breakaway Class Ships. The combined contract cost of these two ships is approximately €1.4 billion, or $1.9 billion based on the euro/U.S. dollar exchange rate as of December 31, 2013. We have export credit financing in place that provides financing for 80% of their contract price.

In connection with the contracts to build the ships, we do not anticipate any contractual breaches or cancellation to occur. However, if any would occur, it could result in, among other things, the forfeiture of prior deposits or payments made by us and potential claims and impairment losses which may materially impact our business, financial condition and results of operations.

As of December 31, 2013, minimum annual payments for non-cancelable ship construction contracts with initial or remaining terms in excess of one year were as follows (in thousands):

Year	Amount
2014	$810,081
2015	951,356
2016	57,586
2017	775,045
2018	—
Thereafter	—

Total	$2,594,068

Port Facility Commitments

As of December 31, 2013, future commitments to pay for usage of certain port facilities were as follows (in thousands):

Year	Amount
2014	$28,589
2015	28,699
2016	29,976
2017	30,061
2018	21,372
Thereafter	62,072

Total	$200,769

The FMC requires evidence of financial responsibility for those offering transportation on passenger ships operating out of U.S. ports to indemnify passengers in the event of non-performance of the transportation. Accordingly, we are required to maintain a $15.0 million third-party performance guarantee on our behalf in respect of liabilities for non-performance of transportation and other obligations to passengers. Recent regulations have revised the financial requirements with respect to both death/injury and non-performance coverages to increase the $15.0 million performance guarantee to $22.0 million effective April 2, 2014 and to $30.0 million effective April 2, 2015. Also, we have a legal requirement for us to maintain a security guarantee based on cruise business originated from the United Kingdom and have a bond with the Association of British Travel Agents currently valued at British Pound Sterling 5.7 million. We also are required to establish financial responsibility by other jurisdictions to meet liability in the event of non-performance of our obligations to passengers from those jurisdictions.

Litigation

In July 2009, a class action complaint was filed against NCL (Bahamas) Ltd. in the United States District Court, Southern District of Florida, on behalf of a purported class of crew members alleging inappropriate deductions of their wages pursuant to the Seaman’s Wage Act and wrongful termination resulting in a loss of retirement benefits. In December 2010, the Court denied the plaintiffs’ Motion for Class Certification. In February 2011, the plaintiffs filed a Motion for Reconsideration as to the Court’s Order on Class Certification which was denied. The Court tried six individual plaintiffs’ claims, and in September 2012 awarded wages aggregating approximately $100,000 to such plaintiffs. In October 2013, the United States Court of Appeals for the Eleventh Circuit affirmed the Court’s rulings as to the denial of Class Certification and the trial verdict. The Plaintiffs’ have filed a petition for a writ of certiorari in the United States Supreme Court seeking review of the appellate court’s decision. We intend to continue to vigorously defend this action and are not able at this time to estimate the impact of these proceedings.

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

11.	Supplemental Cash Flow Information

For the years ended December 31, 2013, 2012 and 2011 we paid interest and related fees of $316.9 million, $240.6 million and $186.7 million, respectively. For the year ended December 31, 2013, we had a non-cash investing activity in connection with capital leases of $15.5 million. For the years ended December 31, 2013, 2012 and 2011 we paid income taxes of $1.1 million, $0.4 million and $0.9 million, respectively. For the year ended December 31, 2013, we had a non-cash financing activity of $10.0 million in connection with the modification of certain fully-vested Management NCL Corporation Units from liability to equity award status.

12.	Condensed Financial Information of the Registrant

Our debt agreements limit or prohibit, and any of our future debt arrangements may restrict, among other things, the ability of our subsidiaries, including NCLC, to pay distributions to NCLH and our ability to pay cash dividends to our shareholders. We are a holding company and depend upon our subsidiaries for their ability to pay distributions to us to finance any dividend or pay any other obligations of NCLH. The following is our condensed financial information.

Norwegian Cruise Line Holdings Ltd.

Condensed Statements of Operations

(in thousands, except share and per share data)

	Years Ended December 31,
	2013	2012	2011
Other operating expense
Marketing, general and administrative expense	$2,890	$—	$—

Total other operating expense	2,890	—	—

Non-operating income (expense)
Equity in earnings of subsidiaries	118,643	168,556	126,859

Total non-operating income (expense)	118,643	168,556	126,859

Net income before income taxes	115,753	168,556	126,859

Income tax expense	(14,039)	—	—

Net income	$101,714	$168,556	$126,859

Earnings per share
Basic	$0.50	$0.95	$0.71

Diluted	$0.49	$0.94	$0.71

Weighted-average shares outstanding
Basic	202,993,839	178,232,850	177,869,461

Diluted	209,239,484	179,023,683	178,859,720

Comprehensive income
Net income	$101,714	$168,556	$126,859
Total other comprehensive income (loss)	929	2,175	(24,103)

Total other comprehensive income	$102,643	$170,731	$102,756

Norwegian Cruise Line Holdings Ltd.

Condensed Balance Sheets

(in thousands, except for share data)

	December 31,
	2013	2012
Assets
Cash and cash equivalents	$4,336	$—
Other assets	25,831	5,943
Due from NCLC	9,705	—
Investment in subsidiaries	2,609,903	2,010,318

Total assets	$2,649,775	$2,016,261

Liabilities and Shareholders’ Equity
Liabilities:
Accrued expenses	$27,225	$—
Deferred tax liability	13,642	—
Due to NCLC	—	5,943

Total liabilities	40,867	5,943

Shareholders’ equity:
Ordinary shares, $.001 par value; 490,000,000 shares authorized; 205,160,340 shares issued and outstanding at December 31, 2013, and $.0012 par value; 40,000,000 shares authorized; 21,000,000 shares issued and outstanding at December 31, 2012	205	25
Additional paid-in capital	2,822,864	2,327,097
Accumulated other comprehensive income (loss)	(16,690)	(17,619)
Retained earnings (deficit)	(197,471)	(299,185)

Total shareholders’ equity	2,608,908	2,010,318

Total liabilities and shareholders’ equity	$2,649,775	$2,016,261

Norwegian Cruise Line Holdings Ltd.

Condensed Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2013	2012	2011
Cash flows from operating activities
Net income	$101,714	$168,556	$126,859
Adjustments to reconcile net income to net cash used in operating activities:
Equity in earnings of subsidiaries	(118,643)	(168,556)	(126,859)
Deferred income taxes, net	13,642	—	—
Changes in operating assets and liabilities:
Other assets	(19,888)	—	—
Due from NCLC	(9,705)	—	—
Accrued expenses	27,225	—	—
Due to NCLC	(5,943)	—	—

Net cash flows used in operating activities	(11,598)	—	—

Cash flows from investing activities
Investment in subsidiary	(460,000)	—	—

Net cash flows used in investing activities	(460,000)	—	—

Cash flows from financing activities
Proceeds from the issuance of ordinary shares	473,914	—	—
Proceeds from the exercise of share options	2,020	—	—

Net cash flows provided by financing activities	475,934	—	—

Net increase in cash and cash equivalents	4,336	—	—

Cash and cash equivalents at end of year	$4,336	$—	$—

13.	Subsequent Events

Norwegian Getaway was delivered in January 2014. This ship is approximately 144,000 Gross Tons with 4,000 Berths. We have export credit financing for 90% of the contract price.

14.	Quarterly Selected Financial Data (Unaudited) (in thousands, except per share data)

	First Quarter			Second Quarter			Third Quarter			Fourth Quarter
	2013		2012	2013		2012	2013		2012	2013		2012
Total revenue	$527,631		$515,430	$644,433		$583,234	$797,885		$674,411	$600,345		$503,171
Operating income	30,988		46,444	95,389		87,006	208,080		174,138	61,430		49,505
Net income (loss) attributable to Norwegian Cruise Line Holdings Ltd.	(96,395	)(1)	3,284	(8,841	)(2)	36,031	170,858	(3)	128,188	36,092	(4)	1,053	(5)
Earnings (loss) per share:
Basic	$(0.49)		$0.02	$(0.04)		$0.20	$0.84		$0.72	$0.18		$0.01
Diluted	$(0.49)		$0.02	$(0.04)		$0.20	$0.82		$0.72	$0.17		$0.01

The seasonality of the North American cruise industry generally results in the greatest demand for cruises during the summer months. This predictable seasonality in demand has resulted in fluctuations in our revenue and results of operations. The seasonality of our results is increased due to ships being taken out of service for regularly scheduled Dry-docks, which we typically scheduled during non-peak demand periods.

(1)	Includes $110.4 million of expenses associated with debt prepayments, non-cash compensation, changes in corporate entity structure and other supplemental adjustments.
(2)	Includes $69.1 million of expenses associated with debt prepayments, non-cash compensation, changes in corporate entity structure and other supplemental adjustments.
(3)	Includes $9.3 million of expenses associated with non-cash compensation, changes in corporate entity structure and a Secondary Offering.
(4)	Includes $4.1 million of expenses, net related to non-cash compensation, a Secondary Offering and benefits incurred from changes in corporate entity structure.
(5)	Includes a non-recurring share-based compensation charge of $4.5 million related to a former CEO.