Form 10-Q
period 2014-03-31
Norwegian Cruise Line Holdings Ltd.
filed 2014-05-01
CIK 1513761

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

There were 205,237,204 ordinary shares outstanding as of April 28, 2014.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Norwegian Cruise Line Holdings Ltd.

Consolidated Statements of Operations

(Unaudited)

(in thousands, except share and per share data)

	Three Months Ended March 31,
	2014	2013
Revenue
Passenger ticket	$458,490	$358,928
Onboard and other	205,538	168,703

Total revenue	664,028	527,631

Cruise operating expense
Commissions, transportation and other	116,810	94,579
Onboard and other	47,924	42,371
Payroll and related	99,066	74,039
Fuel	79,040	72,498
Food	37,683	29,962
Other	65,387	49,240

Total cruise operating expense	445,910	362,689

Other operating expense
Marketing, general and administrative	83,389	85,206
Depreciation and amortization	61,640	48,748

Total other operating expense	145,029	133,954

Operating income	73,089	30,988

Non-operating income (expense)
Interest expense, net	(31,172)	(127,656)
Other income	388	1,364

Total non-operating income (expense)	(30,784)	(126,292)

Net income (loss) before income taxes	42,305	(95,304)
Income tax benefit (expense)	9,387	(2,196)

Net income (loss)	51,692	(97,500)
Net income (loss) attributable to non-controlling interest	425	(1,105)

Net income (loss) attributable to Norwegian Cruise Line Holdings Ltd.	$51,267	$(96,395)

Weighted-average shares outstanding
Basic	205,163,256	198,350,433

Diluted	211,013,814	198,350,433

Earnings (loss) per share
Basic	$0.25	$(0.49)

Diluted	$0.24	$(0.49)

The accompanying notes are an integral part of these consolidated financial statements.

Norwegian Cruise Line Holdings Ltd.

Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

(in thousands)

	Three Months Ended March 31,
	2014	2013
Net income (loss)	$51,692	$(97,500)

Other comprehensive loss:
Shipboard Retirement Plan	94	117
Cash flow hedges:
Net unrealized loss	(15,356)	(19,696)
Amount realized and reclassified into earnings	153	(1,836)

Total other comprehensive loss	(15,109)	(21,415)

Total comprehensive income (loss)	36,583	(118,915)
Comprehensive income (loss) attributable to non-controlling interest	288	(1,595)

Total comprehensive income (loss) attributable to Norwegian Cruise Line Holdings Ltd.	$36,295	$(117,320)

The accompanying notes are an integral part of these consolidated financial statements.

Norwegian Cruise Line Holdings Ltd.

Consolidated Balance Sheets

(Unaudited)

(in thousands, except share data)

	March 31, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$64,760	$56,467
Accounts receivable, net	18,000	18,260
Inventories	48,106	43,715
Prepaid expenses and other assets	56,359	64,482

Total current assets	187,225	182,924
Property and equipment, net	6,327,263	5,647,670
Goodwill and tradenames	611,330	611,330
Other long-term assets	193,081	209,054

Total assets	$7,318,899	$6,650,978

Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of long-term debt	$363,697	$286,575
Accounts payable	79,590	86,788
Accrued expenses and other liabilities	244,884	253,752
Due to Affiliate	36,783	36,544
Advance ticket sales	531,936	411,829

Total current liabilities	1,256,890	1,075,488
Long-term debt	3,290,493	2,841,214
Due to Affiliate	55,269	55,128
Other long-term liabilities	46,282	47,882

Total liabilities	4,648,934	4,019,712

Commitments and contingencies (Note 7)
Shareholders’ equity:
Ordinary shares, $.001 par value; 490,000,000 shares authorized; 205,236,705 and 205,160,340 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively	205	205
Additional paid-in capital	2,812,641	2,822,864
Accumulated other comprehensive income (loss)	(31,662)	(16,690)
Retained earnings (deficit)	(146,204)	(197,471)

Total shareholders’ equity controlling interest	2,634,980	2,608,908
Non-controlling interest	34,985	22,358

Total shareholders’ equity	2,669,965	2,631,266

Total liabilities and shareholders’ equity	$7,318,899	$6,650,978

The accompanying notes are an integral part of these consolidated financial statements.

Norwegian Cruise Line Holdings Ltd.

Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Three Months Ended March 31,
	2014	2013
Cash flows from operating activities
Net income (loss)	$51,692	$(97,500)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization expense	69,708	55,480
Loss (gain) on derivatives	(75)	112
Deferred income taxes, net	1,027	2,043
Write-off of deferred financing fees	—	14,042
Share-based compensation expense	1,835	18,753
Changes in operating assets and liabilities:
Accounts receivable, net	260	1,675
Inventories	(4,391)	(2,610)
Prepaid expenses and other assets	(6,476)	488
Accounts payable	(7,198)	(11,427)
Accrued expenses and other liabilities	3,432	(8,307)
Advance ticket sales	118,320	109,346

Net cash provided by operating activities	228,134	82,095

Cash flows from investing activities
Additions to property and equipment	(746,310)	(85,152)

Net cash used in investing activities	(746,310)	(85,152)

Cash flows from financing activities
Repayments of long-term debt	(258,125)	(1,093,009)
Repayments to Affiliate	—	(79,651)
Proceeds from long-term debt	784,451	744,525
Proceeds from the issuance of ordinary shares, net	—	473,017
Proceeds from the exercise of share options	340	—
Deferred financing fees and other	(197)	(6,124)

Net cash provided by financing activities	526,469	38,758

Net increase in cash and cash equivalents	8,293	35,701
Cash and cash equivalents at beginning of period	56,467	45,500

Cash and cash equivalents at end of period	$64,760	$81,201

The accompanying notes are an integral part of these consolidated financial statements.

Norwegian Cruise Line Holdings Ltd.

Consolidated Statements of Changes in Shareholders’ Equity

(Unaudited)

(in thousands)

	Ordinary Shares	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Non-controlling Interest	Total Shareholders’ Equity
Balance, December 31, 2012	$25	$2,327,097	$(17,619)	$(299,185)	$8,466	$2,018,784

Share-based compensation	—	28,734	—	—	19	28,753
Transactions with Affiliates, net	—	(51)	—	—	—	(51)
Corporate Reorganization	—	(20,176)	—	—	20,176	—
IPO proceeds, net	179	472,838	—	—	—	473,017
Other comprehensive loss	—	—	(20,925)	—	(490)	(21,415)
Net loss	—	—	—	(96,395)	(1,105)	(97,500)
Transfers to non-controlling interest	—	(1,807)	—	—	1,807	—

Balance, March 31, 2013	$204	$2,806,635	$(38,544)	$(395,580)	$28,873	$2,401,588

Balance, December 31, 2013	$205	$2,822,864	$(16,690)	$(197,471)	$22,358	$2,631,266

Share-based compensation	—	1,835	—	—	—	1,835
Transactions with Affiliates, net	—	(59)	—	—	—	(59)
Proceeds from the exercise of share options	—	340	—	—	—	340
Other comprehensive loss	—	—	(14,972)	—	(137)	(15,109)
Net income	—	—	—	51,267	425	51,692
Transfers to non-controlling interest	—	(12,339)	—	—	12,339	—

Balance, March 31, 2014	$205	$2,812,641	$(31,662)	$(146,204)	$34,985	$2,669,965

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

Our operations are seasonal and results for interim periods are not necessarily indicative of the results for the entire fiscal year. Historically, demand for cruises has been strongest during the summer months. The interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2013, which are included in our most recently filed Annual Report on Form 10-K.

Earnings (Loss) Per Share

A reconciliation between basic and diluted earnings (loss) per share was as follows (in thousands, except share and per share data):

	Three Months Ended March 31,
	2014	2013
Net income (loss) attributable to Norwegian Cruise Line Holdings Ltd.	$51,267	$(96,395)

Net income (loss)	$51,692	$(97,500)

Basic weighted-average shares outstanding	205,163,256	198,350,433
Dilutive effect of awards	5,850,558	—

Diluted weighted-average shares outstanding	211,013,814	198,350,433

Basic earnings (loss) per share	$0.25	$(0.49)

Diluted earnings (loss) per share	$0.24	$(0.49)

Diluted loss per share for the three months ended March 31, 2013 did not include 6,174,132 shares because the effect of including them would have been antidilutive.

Revenue and Expense Recognition

Revenue and expense includes taxes assessed by governmental authorities that are directly imposed on a revenue-producing transaction between a seller and a customer. The amounts included in revenue and expense on a gross basis were $37.9 million and $31.4 million for the three months ended March 31, 2014 and 2013, respectively.

2.	Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) for the three months ended March 31, 2014 was as follows (in thousands):

	Accumulated Other Comprehensive Income (Loss)	Change Related to Cash Flow Hedges		Change Related to Shipboard Retirement Plan
Accumulated other comprehensive income (loss) at beginning of period	$(16,690)	$(10,532)		$(6,158)
Current period other comprehensive loss before reclassifications	(15,217)	(15,217)		—
Amounts reclassified	245	152	(1)	93 (2)

Accumulated other comprehensive income (loss) at end of period	$(31,662)	$(25,597	)(3)	$(6,065)

(1)	We refer you to Note 6— “Fair Value Measurements and Derivatives” for the affected line items in the Consolidated Statements of Operations.
(2)	Amortization of prior-service cost and actuarial loss reclassified to payroll and related expense.
(3)	Includes $3.0 million of income expected to be reclassified into earnings in the next 12 months.

3.	Property and Equipment, Net

Norwegian Getaway was delivered in January 2014.

4.	Related Party Disclosures

In March 2014, the Selling Shareholders sold 15,000,000 ordinary shares of NCLH in the Secondary Offering. We did not receive any proceeds from this offering. As of March 31, 2014, the relative ownership percentages of NCLH’s ordinary shares were as follows: Genting HK (27.7%), the Apollo Funds (19.9%), the TPG Viking Funds (7.8%), and public shareholders (44.6%). As of March 31, 2014, NCLH had a 97.8% economic interest in NCLC.

5.	Income Tax Benefit (Expense)

NCLH is treated as a corporation for U.S. federal income tax purposes. The income tax benefit in 2014 primarily related to a change in our corporate entity structure which was completed in 2013. For the year ended December 31, 2013, the tax provision reflected an interest expense deduction based on a method supported by the information available at such time. During the three months ended March 31, 2014, we received additional information which allowed us to elect another acceptable tax method, resulting in a tax benefit of $11.1 million.

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

Derivatives

We are exposed to market risk attributable to changes in interest rates, foreign currency exchange rates and fuel prices. We attempt to minimize these risks through a combination of our normal operating and financing activities and through the use of derivatives. We assess whether derivatives used in hedging transactions are “highly effective” in offsetting changes in the cash flow of our hedged forecasted transactions. We use regression analysis for this hedge relationship and high effectiveness is achieved when a statistically valid relationship reflects a high degree of offset and correlation between the fair values of the derivative and the hedged forecasted transaction. Cash flows from the derivatives are classified in the same category as the cash flows from the underlying hedged transaction. The determination of ineffectiveness is based on the amount of dollar offset between the cumulative change in fair value of the derivative and the cumulative change in fair value of the hedged transaction at the end of the reporting period. If it is determined that a derivative is not highly effective as a hedge, or if the hedged forecasted transaction is no longer probable of occurring, then the amount recognized in accumulated other comprehensive income (loss) is released to earnings. In addition, the ineffective portion of our highly effective hedges is recognized in earnings immediately and reported in other income in our consolidated statements of operations. There are no amounts excluded from the assessment of hedge effectiveness and there are no credit-risk-related contingent features in our derivative agreements.

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

The following table sets forth our derivatives measured at fair value and discloses the balance sheet location (in thousands):

	Balance Sheet location	Asset		Liability
		March 31, 2014	December 31, 2013	March 31, 2014	December 31, 2013
Fuel swaps designated as hedging instruments
	Prepaid expenses and other assets	$1,695	$5,024	$27	$666

	Other long-term assets	252	6,869	98	9

	Accrued expenses and other liabilities	1,110	—	1,646	—

	Other long-term liabilities	809	—	1,353	—
Fuel collars designated as hedging instruments
	Prepaid expenses and other assets	—	452	—	195

	Accrued expenses and other liabilities	152	—	110	—

Fuel options not designated as hedging instruments
	Prepaid expenses and other assets	—	—	—	195
	Accrued expenses and other liabilities	—	—	110	—
Foreign currency options designated as hedging instruments
	Accrued expenses and other liabilities	—	—	—	9,815
Foreign currency forward contracts designated as hedging instruments
	Prepaid expenses and other assets	—	2,624	—	—

	Accrued expenses and other liabilities	—	—	—	6,582
Foreign currency collar designated as a hedging instrument
	Prepaid expenses and other assets	—	12,502	—	—
Interest rate swaps designated as hedging instruments
	Accrued expenses and other liabilities	—	—	2,590	1,707
	Other long-term liabilities	—	—	1,724	1,374

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

Our derivative contracts include rights of offset with our counterparties. We have elected to net certain assets and liabilities within counterparties. We are not required to post cash collateral related to our derivative instruments. The following table discloses the amounts recognized within assets and liabilities (in thousands):

March 31, 2014	Gross Amounts	Gross Amounts Offset	Total Net Amounts	Gross Amounts Not Offset	Net Amounts
Assets	$1,947	$(125)	$1,822	$—	$1,822
Liabilities	7,533	(2,071)	5,462	(4,314)	1,148

December 31, 2013	Gross Amounts	Gross Amounts Offset	Total Net Amounts	Gross Amounts Not Offset	Net Amounts
Assets	$27,471	$(1,065)	$26,406	$(15,126)	$11,280
Liabilities	19,478	—	19,478	(19,478)	—

Fuel Swaps

As of March 31, 2014, we had fuel swaps maturing through December 31, 2016 which are used to mitigate the financial impact of volatility in fuel prices pertaining to approximately 624,000 metric tons of our projected fuel purchases. The effects on the consolidated financial statements of the fuel swaps which were designated as cash flow hedges were as follows (in thousands):

	Three Months Ended March 31,
	2014	2013
Gain (loss) recognized in other comprehensive loss – effective portion	$(9,771)	$4,706
Gain (loss) recognized in other income – ineffective portion	(416)	221
Amount reclassified from accumulated other comprehensive income (loss) into fuel expense	(705)	(2,263)

Fuel Collars and Options

As of March 31, 2014, we had fuel collars and options maturing through December 31, 2014 which are used to mitigate the financial impact of volatility in fuel prices pertaining to approximately 26,000 metric tons of our projected fuel purchases. The effects on the consolidated financial statements of the fuel collars which were designated as cash flow hedges were as follows (in thousands):

	Three Months Ended March 31,
	2014	2013
Loss recognized in other comprehensive loss – effective portion	$(324)	$(35)
Gain recognized in other income – ineffective portion	108	8
Amount reclassified from accumulated other comprehensive income (loss) into fuel expense	370	427

The effects on the consolidated financial statements of the fuel options which were not designated as hedging instruments were as follows (in thousands):

	Three Months Ended March 31,
	2014	2013
Gain recognized in other income	$85	$856

Foreign Currency Forward Contracts

We had foreign currency forward contracts that matured through January 2014 which were used to mitigate the financial impact of volatility in foreign currency exchange rates related to our ship construction contracts denominated in euros. The effects on the consolidated financial statements of the foreign currency forward contracts which were designated as cash flow hedges were as follows (in thousands):

	Three Months Ended March 31,
	2014	2013
Loss recognized in other comprehensive loss – effective portion	$(1,076)	$(16,633)
Gain (loss) recognized in other income – ineffective portion	(1)	68
Amount reclassified from accumulated other comprehensive income (loss) into depreciation and amortization expense	(53)	—

The effects on the consolidated financial statements of the foreign currency forward contracts which were not designated as hedging instruments were as follows (in thousands):

	Three Months Ended March 31,
	2014	2013
Gain recognized in other income	$—	$20

Foreign Currency Options

We had foreign currency options that matured through January 2014, which consisted of call options with deferred premiums. These options were used to mitigate the financial impact of volatility in foreign currency exchange rates related to our ship construction contracts denominated in euros. If the spot rate at the date the ships were delivered was less than the strike price under these option contracts, we would have paid the deferred premium and would not exercise the foreign currency options.

The effects on the consolidated financial statements of the foreign currency options which were designated as cash flow hedges were as follows (in thousands):

	Three Months Ended March 31,
	2014	2013
Loss recognized in other comprehensive loss – effective portion	$(1,157)	$(4,012)
Loss recognized in other income – ineffective portion	(241)	(298)
Amount reclassified from accumulated other comprehensive income (loss) into depreciation and amortization expense	279	—

Foreign Currency Collar

We had a foreign currency collar that matured in January 2014. The collar was used to mitigate the volatility of foreign currency exchange rates related to our ship construction contracts denominated in euros.

The effects on the consolidated financial statements of the foreign currency collar which was designated as a cash flow hedge was as follows (in thousands):

	Three Months Ended March 31,
	2014	2013
Loss recognized in other comprehensive income – effective portion	$(1,588)	$(3,722)
Amount reclassified from accumulated other comprehensive income (loss) into depreciation and amortization expense	(60)	—

Interest Rate Swaps

As of March 31, 2014, we had interest rate swap agreements to modify our exposure to interest rate movements and to manage our interest expense. The notional amount of outstanding debt associated with the interest rate swap agreements was $699.4 million.

The effects on the consolidated financial statements of the interest rates swaps which were designated as cash flow hedges were as follows (in thousands):

	Three Months Ended March 31,
	2014	2013
Loss recognized in other comprehensive loss – effective portion	$(1,440)	$—
Amount reclassified from accumulated other comprehensive income (loss) into interest expense, net	322	—

Long-Term Debt

As of March 31, 2014 and December 31, 2013, the fair value of our long-term debt, including the current portion, was $3,776.7 million and $3,146.4 million, which was $122.5 million and $18.6 million higher, respectively, than the carrying values. The difference between the fair value and carrying value of our long-term debt is due to our fixed and variable rate debt obligations carrying interest rates that are above or below market rates at the measurement dates. The fair value of our long-term debt was calculated based on estimated rates for the same or similar instruments with similar terms and remaining maturities. The calculation of the fair value of our long-term debt is considered a Level 2 input.

Other

The carrying amounts reported in the consolidated balance sheets of all financial assets and liabilities other than our long-term debt approximate fair value.

7.	Commitments and Contingencies

Ship Construction Contracts

We have two ships on order with Meyer Werft for delivery in the fourth quarter of 2015 and the first quarter of 2017. These ships, Norwegian Escape and Norwegian Bliss, will be the largest in our fleet at approximately 163,000 Gross Tons with 4,200 Berths each and will be similar in design and innovation to our Breakaway Class Ships. The combined contract cost of these two ships is approximately €1.4 billion, or $1.9 billion based on the euro/U.S. dollar exchange rate as of March 31, 2014. We have export credit financing in place that provides financing for 80% of their contract prices.

In connection with the contracts to build the ships, we do not anticipate any contractual breaches or cancellation to occur. However, if any would occur, it could result in, among other things, the forfeiture of prior deposits or payments made by us and potential claims and impairment losses which may materially impact our business, financial condition and results of operations.

Litigation

In July 2009, a class action complaint was filed against NCL (Bahamas) Ltd. in the United States District Court, Southern District of Florida, on behalf of a purported class of crew members alleging inappropriate deductions of their wages pursuant to the Seaman’s Wage Act and wrongful termination resulting in a loss of retirement benefits. In December 2010, the Court denied the plaintiffs’ Motion for Class Certification. In February 2011, the plaintiffs filed a Motion for Reconsideration as to the Court’s Order on Class Certification which was denied. The Court tried six individual plaintiffs’ claims, and in September 2012 awarded wages aggregating approximately $100,000 to such plaintiffs. In October 2013, the United States Court of Appeals for the Eleventh Circuit affirmed the Court’s rulings as to the denial of Class Certification and the trial verdict. The Plaintiffs filed a petition for a writ of certiorari in the United States Supreme Court seeking review of the appellate court’s decision which was denied in March 2014. We are vigorously defending this action and are not able at this time to estimate the impact of these proceedings.

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

In the normal course of our business, various other claims and lawsuits have been filed or are pending against us. Most of these claims and lawsuits are covered by insurance and, accordingly, the maximum amount of our liability is typically limited to our deductible amount. Nonetheless, the ultimate outcome of these claims and lawsuits that are not covered by insurance cannot be determined at this time. We have evaluated our overall exposure with respect to all of our threatened and pending litigation and, to the extent required, we have accrued amounts for all estimable probable losses associated with our deemed exposure. We are currently unable to estimate any other reasonably possible contingent losses beyond those accrued, as discovery is not complete nor is adequate information available to estimate such range of loss or potential recovery. We intend to vigorously defend our legal position on all claims and, to the extent necessary, seek recovery.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Concerning Forward-Looking Statements

Certain statements in this report constitute forward-looking statements intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical facts in this report, including, without limitation, those regarding our business strategy, financial position, results of operations, plans, prospects and objectives of management for future operations (including development plans and objectives relating to our activities), are forward-looking statements. Many, but not all of these statements can be found by looking for words like “expect,” “anticipate,” “goal,” “project,” “plan,” “believe,” “seek,” “will,” “may,” “forecast,” “estimate,” “intend” and “future” and for similar words. Forward-looking statements do not guarantee future performance and may involve risks, uncertainties and other factors which could cause our actual results, performance or achievements to differ materially from the future results, performance or achievements expressed or implied in those forward-looking statements. Examples of these risks, uncertainties and other factors include, but are not limited to:

•	the adverse impact of general economic conditions and related factors such as high levels of unemployment and underemployment, fuel price increases, declines in the securities and real estate markets, and perceptions of these conditions that decrease the level of disposable income of consumers or consumer confidence;

•	changes in cruise capacity, as well as capacity changes in the overall vacation industry;

•	intense competition from other cruise companies as well as non-cruise vacation alternatives which could affect our ability to compete effectively;

•	negative publicity surrounding the cruise industry;

•	changes in fuel prices and/or other cruise operating costs;

•	the risks associated with operating internationally, including changes in interest rates and/or foreign currency rates;

•	the continued borrowing availability under our credit facilities and compliance with our financial covenants;

•	our substantial indebtedness, including the inability to generate the necessary amount of cash to service our existing debt, and to repay our credit facilities;

•	our ability to incur significantly more debt despite our substantial existing indebtedness;

•	the impact of volatility and disruptions in the global credit and financial markets which may adversely affect our ability to borrow and could increase our counterparty credit risks, including those under our credit facilities, derivatives, contingent obligations, insurance contracts and new ship progress payment guarantees;

•	adverse events impacting the security of travel such as terrorist acts, acts of piracy, armed conflict and other international events;

•	the impact of any future changes relating to how external distribution channels sell and market our cruises;

•	the impact of any future increases in the price of, or major changes or reduction in, commercial airline services;

•	the impact of delays, costs and other factors resulting from emergency ship repairs as well as scheduled repairs, maintenance and refurbishment of our ships;

•	the delivery schedules and estimated costs of new ships on terms that are favorable or consistent with our expectations;

•	the impact of problems encountered at shipyards, as well as, any potential claim, impairment loss, cancellation or breach of contract in connection with our contracts with shipyards;

•	the impact of the spread of epidemics and viral outbreaks;

•	the uncertain political environment in countries where we operate;

•	the impact of weather and natural disasters;

•	accidents and other incidents affecting the health, safety, security and vacation satisfaction of guests or causing damage to ships, which could cause the modification of itineraries or cancellation of a cruise or series of cruises;

•	the impact of pending or threatened litigation and investigations;

•	our ability to obtain insurance coverage on terms that are favorable or consistent with our expectations;

•	the impact of any breaches in data security or other disturbances to our information technology and other networks;

•	the impact of amendments to our collective bargaining agreements for crew members and other employee relation issues;

•	the continued availability of attractive port destinations;

•	our ability to attract and retain key personnel and qualified shipboard crew, maintain good relations with employee unions, maintain or renegotiate our collective bargaining agreements on favorable terms and prevent any disruptions in work;

•	changes involving the tax, environmental, health, safety, security and other regulatory regimes in which we operate;

•	increases in our future fuel costs related to implementing IMO regulations, which require the use of higher priced low sulfur fuels in certain cruising areas;

•	the implementation of regulations in the U.S. requiring U.S. citizens to obtain passports for travel to additional foreign destinations; and

•	other factors set forth under “Risk Factors” in our most recently filed Annual Report on Form 10-K.

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

The interim consolidated financial statements should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2013, which are included in our most recently filed Annual Report on Form 10-K.

Terminology

For further information about our non-GAAP financial measures including a reconciliation to the most directly comparable GAAP financial measure, we refer you to “Results of Operations.”

Unless otherwise indicated in this report, the following terms have the meanings set forth below:

•	Adjusted EBITDA. EBITDA adjusted for other income and other supplemental adjustments.

•	Adjusted EPS. Adjusted Net Income divided by the number of dilutive weighted-average shares.

•	Adjusted Net Cruise Cost Excluding Fuel. Net Cruise Cost less fuel expense adjusted for supplemental adjustments.

•	Adjusted Net Income. Net income (loss) adjusted for supplemental adjustments.

•	Berths. Double occupancy capacity per stateroom (single occupancy per studio stateroom) even though many staterooms can accommodate three or more passengers.

•	Breakaway Class Ships. Norwegian Breakaway delivered in April 2013 and Norwegian Getaway delivered in January 2014.

•	Breakaway Two Credit Facility. €529.8 million Breakaway Two Credit Agreement, dated as of November 18, 2010, by and among Breakaway Two, Ltd. and a syndicate of international banks and related Guarantee by NCL Corporation Ltd., as amended.

•	Business Enhancement Capital Expenditures. Capital expenditures other than those related to new ship construction and ROI Capital Expenditures.

•	Capacity Days. Available Berths multiplied by the number of cruise days for the period.

•	Charter. The hire of a ship for a specified period of time.

•	Constant Currency. A calculation whereby foreign currency-denominated revenue and expenses in a period are converted at the U.S. dollar exchange rate of a comparable period in order to eliminate the effects of the foreign exchange fluctuations.

•	Dry-dock. A process whereby a ship is positioned in a large basin where all of the fresh/sea water is pumped out in order to carry out cleaning and repairs of those parts of a ship which are below the water line.

•	EBITDA. Earnings before interest, taxes, depreciation and amortization.

•	GAAP. Generally accepted accounting principles in the U.S.

•	Gross Cruise Cost. The sum of total cruise operating expense and marketing, general and administrative expense.

•	Gross Tons. A unit of enclosed passenger space on a cruise ship, such that one gross ton = 100 cubic feet or 2.831 cubic meters.

•	Gross Yield. Total revenue per Capacity Day.

•	IMO. International Maritime Organization, a United Nations agency that sets international standards for shipping.

•	Initial Public Offering ( or “IPO”). The initial public offering of 27,058,824 ordinary shares, par value $.001 per share, of NCLH, which was consummated on January 24, 2013.

•	Net Cruise Cost. Gross Cruise Cost less commissions, transportation and other expense and onboard and other expense.

•	Net Cruise Cost Excluding Fuel. Net Cruise Cost less fuel expense.

•	Net Revenue. Total revenue less commissions, transportation and other expense and onboard and other expense.

•	Net Yield. Net Revenue per Capacity Day.

•	Occupancy Percentage. The ratio of Passenger Cruise Days to Capacity Days. A percentage in excess of 100% indicates that three or more passengers occupied some staterooms.

•	Passenger Cruise Days. The number of passengers carried for the period, multiplied by the number of days in their respective cruises.

•	Revolving Loan Facility. $625.0 million senior secured revolving credit facility maturing on May 24, 2018.

•	ROI Capital Expenditures. Comprised of project-based capital expenditures which have a quantified return on investment.

•	Secondary Offering. Public offering in March 2014 resulting in the sale of 15,000,000 ordinary shares of NCLH by the Selling Shareholders.

•	Selling Shareholders. The Apollo Funds and Star NCLC Holdings Ltd. (“Star NCLC”). Genting HK owns NCLH’s ordinary shares indirectly through Star NCLC, its wholly-owned subsidiary.

•	Shipboard Retirement Plan. An unfunded defined benefit pension plan for certain crew members which computes benefits based on years of service, subject to certain requirements.

Non-GAAP Financial Measures

We use certain non-GAAP financial measures, such as Net Revenue, Net Yield, Net Cruise Cost, Adjusted Net Cruise Cost Excluding Fuel and Adjusted EBITDA to enable us to analyze our performance. See “Terminology” for the definitions of these non-GAAP financial measures. We utilize Net Revenue and Net Yield to manage our business on a day-to-day basis and believe that they are the most relevant measures of our revenue performance because they reflect the revenue earned by us net of significant variable costs. In measuring our ability to control costs in a manner that positively impacts net income, we believe changes in Net Cruise Cost and Adjusted Net Cruise Cost Excluding Fuel to be the most relevant indicators of our performance.

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

We believe that Adjusted EBITDA is appropriate as a supplemental financial measure as it is used by management to assess operating performance. We believe that Adjusted EBITDA is a useful measure in determining the Company’s performance as it reflects certain operating drivers of the Company’s business, such as sales growth, operating costs, marketing, general and administrative expense and other operating income and expense. Adjusted EBITDA is not a defined term under GAAP. Adjusted EBITDA is not intended to be a measure of liquidity or cash flows from operations or measures comparable to net income as it does not take into account certain requirements such as capital expenditures and related depreciation, principal and interest payments and tax payments and it includes other supplemental adjustments.

In addition, Adjusted Net Income and Adjusted EPS are supplemental financial measures used to demonstrate GAAP net income and earnings per share excluding certain charges. We use Adjusted Net Income and Adjusted EPS as key performance measures of our earnings performance, and we believe that both management and investors benefit from referring to these non-GAAP financial measures in assessing our performance and when planning, forecasting, and analyzing future periods. These non-GAAP financial measures also facilitate management’s internal comparison to our historical performance. These charges vary from period to period; accordingly, our presentation of Adjusted Net Income and Adjusted EPS may not be indicative of future adjustments or results.

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

Our cruise operating expense is classified as follows:

•	Commissions, transportation and other primarily consists of direct costs associated with passenger ticket revenue. These costs include travel agent commissions, air and land transportation expenses, related credit card fees, costs associated with service charges and certain port expenses.

•	Onboard and other primarily consists of direct costs that are incurred in connection with onboard and other revenue. These include costs incurred in connection with shore excursions, beverage sales and gaming.

•	Payroll and related consists of the cost of wages and benefits for shipboard employees.

•	Fuel includes fuel costs, the impact of certain fuel hedges and fuel delivery costs.

•	Food consists of food costs for passengers and crew.

•	Other consists of repairs and maintenance (including Dry-dock costs), ship insurance and other ship expenses.

Critical Accounting Policies

For a discussion of our critical accounting policies and estimates, see “Critical Accounting Policies” included in our Annual Report on Form 10-K for the year ended December 31, 2013 under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We have made no significant changes to our critical accounting policies and estimates from those described in our Annual Report on Form 10-K for the year ended December 31, 2013.

Executive Quarterly Overview

Norwegian Getaway was delivered in January 2014. This ship is approximately 144,000 Gross Tons with 4,000 Berths.

In March 2014, the Selling Shareholders sold 15,000,000 ordinary shares of NCLH in the Secondary Offering. We did not receive any proceeds from this offering.

For the first quarter of 2014, we reported Adjusted Net Income of $49.6 million and Adjusted EPS of $0.23, which excludes $2.7 million of expenses related to non-cash compensation, $1.9 million of expenses incurred from the Secondary Offering and $6.7 million of a tax benefit. On a GAAP basis, net income attributable to Norwegian Cruise Line Holdings Ltd. and diluted earnings per share were $51.3 million and $0.24, respectively.

Three months ended March 31, 2014 (“2014”) compared to the three months ended March 31, 2013 (“2013”)

Total revenue increased 25.9% to $664.0 million in 2014 compared to $527.6 million in 2013. Net Revenue in 2014 increased 27.8% to $499.3 million from $390.7 million in 2013 due to an increase in Capacity Days of 23.2% and Net Yield of 3.8%.The increase in Capacity Days was primarily due to the delivery of Norwegian Breakaway in April 2013 and Norwegian Getaway in January 2014.

Operating income was $73.1 million in 2014 compared to $31.0 million in 2013 and Adjusted EBITDA (we refer you to our “Results of Operations” below for a calculation of Adjusted EBITDA) improved 39.6% for the same period.

Results of Operations

The following table sets forth operating data as a percentage of total revenue:

	Three Months Ended March 31,
	2014	2013

Revenue
Passenger ticket	69.0%	68.0%
Onboard and other	31.0%	32.0%

Total revenue	100.0%	100.0%

Cruise operating expense
Commissions, transportation and other	17.6%	17.9%
Onboard and other	7.2%	8.0%
Payroll and related	14.9%	14.0%
Fuel	11.9%	13.7%
Food	5.8%	5.7%
Other	9.8%	9.4%

Total cruise operating expense	67.2%	68.7%

Other operating expense
Marketing, general and administrative	12.5%	16.2%
Depreciation and amortization	9.3%	9.2%

Total other operating expense	21.8%	25.4%

Operating income	11.0%	5.9%

Non-operating income (expense)
Interest expense, net	(4.7)%	(24.2)%
Other income	0.1%	0.2%

Total non-operating income (expense)	(4.6)%	(24.0)%

Net income (loss) before income taxes	6.4%	(18.1)%
Income tax benefit (expense)	1.4%	(0.4)%

Net income (loss)	7.8%	(18.5)%
Net income (loss) attributable to non-controlling interest	0.1%	(0.2)%

Net income (loss) attributable to Norwegian Cruise Line Holdings Ltd.	7.7%	(18.3)%

The following table sets forth selected statistical information:

	Three Months Ended March 31,
	2014	2013
Passengers carried	507,272	368,010
Passenger Cruise Days	3,075,402	2,528,192
Capacity Days	2,895,984	2,351,299
Occupancy Percentage	106.2%	107.5%

Net Revenue, Gross Yield and Net Yield were calculated as follows (in thousands, except Capacity Days and Yield data):

	Three Months Ended March 31,
	2014	2014 Constant Currency	2013
Passenger ticket revenue	$458,490	$459,348	$358,928
Onboard and other revenue	205,538	205,602	168,703

Total revenue	664,028	664,950	527,631
Less:
Commissions, transportation and other expense	116,810	117,034	94,579
Onboard and other expense	47,924	47,988	42,371

Net Revenue	$499,294	$499,928	$390,681

Capacity Days	2,895,984	2,895,984	2,351,299
Gross Yield	$229.29	$229.61	$224.40
Net Yield	$172.41	$172.63	$166.16

Gross Cruise Cost, Net Cruise Cost, Net Cruise Cost Excluding Fuel and Adjusted Net Cruise Cost Excluding Fuel were calculated as follows (in thousands, except Capacity Days and per Capacity Day data):

	Three Months Ended March 31,
	2014	2014 Constant Currency	2013
Total cruise operating expense	$445,910	$445,756	$362,689
Marketing, general and administrative expense	83,389	83,026	85,206

Gross Cruise Cost	529,299	528,782	447,895
Less:
Commissions, transportation and other expense	116,810	117,034	94,579
Onboard and other expense	47,924	47,988	42,371

Net Cruise Cost	364,565	363,760	310,945
Less: Fuel expense	79,040	79,040	72,498

Net Cruise Cost Excluding Fuel	285,525	284,720	238,447
Less: Other (1)	4,551	4,551	18,527

Adjusted Net Cruise Cost Excluding Fuel	$280,974	$280,169	$219,920

Capacity Days	2,895,984	2,895,984	2,351,299
Gross Cruise Cost per Capacity Day	$182.77	$182.59	$190.49
Net Cruise Cost per Capacity Day	$125.89	$125.61	$132.24
Net Cruise Cost Excluding Fuel per Capacity Day	$98.59	$98.32	$101.41
Adjusted Net Cruise Cost Excluding Fuel per Capacity Day	$97.02	$96.74	$93.53

(1)	Consists of expenses incurred from the Secondary Offering and non-cash compensation, of which 2013 includes $18.5 million of non-cash share-based compensation related to the IPO.

Adjusted Net Income and Adjusted EPS were calculated as follows (in thousands, except share and per share data):

	Three Months Ended March 31,
	2014	2013
Net income (loss) attributable to Norwegian Cruise Line Holdings Ltd.	$51,267	$(96,395)
Net income (loss) attributable to non-controlling interest	425	(1,105)

Net income (loss)	51,692	(97,500)
Non-cash compensation (1)	2,674	18,527
Expenses related to debt prepayments (2)	—	90,505
Other (3)	(4,808)	1,376

Adjusted Net Income	$49,558	$12,908

Diluted weighted–average shares outstanding – Net income (loss)	211,013,814	198,350,433 (4)

Diluted weighted–average shares outstanding – Adjusted Net Income	211,013,814	204,524,565

Diluted earnings (loss) per share	$0.24	$(0.49)

Adjusted EPS	$0.23	$0.06

(1)	2013 includes non-cash share-based compensation related to the IPO.
(2)	Consists of premiums, write-offs of deferred fees and other expenses related to prepayments of debt.
(3)	2014 includes a tax benefit of $6.7 million from a change in estimate of tax provision associated with a change in our corporate entity structure and expenses related to the Secondary Offering. 2013 includes tax expense related to the IPO and debt prepayments.
(4)	Due to a net loss, excludes 6,174,132 shares, as including these would be antidilutive.

EBITDA and Adjusted EBITDA was calculated as follows (in thousands):

	Three Months Ended March 31,
	2014	2013
Net income (loss) attributable to Norwegian Cruise Line Holdings Ltd.	$51,267	$(96,395)
Interest expense, net	31,172	127,656
Income tax (benefit) expense	(9,387)	2,196
Depreciation and amortization expense	61,640	48,748

EBITDA	134,692	82,205
Net income (loss) attributable to non-controlling interest	425	(1,105)
Other income	(388)	(1,364)
Other (1)	4,551	20,024

Adjusted EBITDA	$139,280	$99,760

(1)	Consists of expenses incurred from the Secondary Offering and non-cash compensation, of which 2013 includes $18.5 million of non-cash share-based compensation related to the IPO.

Three months ended March 31, 2014 (“2014”) compared to three months ended March 31, 2013 (“2013”)

Revenue

Total revenue increased 25.9% to $664.0 million in 2014 compared to $527.6 million in 2013. Net Revenue in 2014 increased 27.8% to $499.3 million from $390.7 million in 2013 due to an increase in Capacity Days of 23.2% and Net Yield of 3.8%.The increase in Capacity Days was primarily due to the delivery of Norwegian Breakaway in April 2013 and Norwegian Getaway in January 2014. The increase in Net Yield was due to an increase in passenger ticket pricing and higher onboard and other revenue, partially due to the introduction of Norwegian Breakaway and Norwegian Getaway to the fleet. On a Constant Currency basis, Net Yield increased 3.9% in 2014 compared to 2013.

Expense

Total cruise operating expense increased 22.9% in 2014 compared to 2013 primarily due to the increase in Capacity Days as discussed above. Total other operating expense increased 8.3% in 2014 compared to 2013 primarily due to an increase in depreciation and amortization expense related to the addition of Norwegian Breakaway and Norwegian Getaway partially offset by a decrease in general and administrative expenses as 2013 included non-cash, share-based compensation expenses recognized upon the realization of the IPO. On a Capacity Day basis, Net Cruise Cost decreased 4.8% (5.0% on a Constant Currency basis) due to a decrease in general and administrative expenses as discussed above and fuel expense, partially offset by certain inaugural and launch-related costs for Norwegian Getaway along with expenses related to the scheduled Dry-dock of Norwegian Spirit. The decrease in fuel expense was primarily the result of a 4.5% decrease in the average fuel price to $643 per metric ton in 2014 from $673 per metric ton in 2013. Adjusted Net Cruise Cost Excluding Fuel per Capacity Day increased 3.7% (3.4% on a Constant Currency basis) primarily due to the increase in expenses discussed above.

Interest expense, net decreased to $31.2 million in 2014 from $127.7 million in 2013 primarily due to lower interest rates resulting from the benefits from the redemption of higher rate debt and refinancing transactions partially offset by an increase in average debt outstanding. In addition, 2013 included $90.5 million of expenses associated with debt prepayments.

In 2014 we had an income tax benefit of $9.4 million compared to an expense of $2.2 million in the prior year. The income tax benefit in 2014 primarily related to a change in our corporate entity structure which was completed in 2013. For the year ended December 31, 2013, the tax provision reflected an interest expense deduction based on a method supported by the information available at such time. During the first quarter of 2014, we received additional information which allowed us to elect another acceptable tax method, resulting in a tax benefit of $11.1 million which includes a $6.7 million non-recurring benefit which has been excluded from Adjusted Net Income and Adjusted EPS for the three months ended March 31, 2014.

Liquidity and Capital Resources

General

As of March 31, 2014, our liquidity was $569.8 million consisting of $64.8 million in cash and cash equivalents and $505.0 million available under our Revolving Loan Facility. Our primary ongoing liquidity requirements are to finance working capital, capital expenditures and debt service.

As of March 31, 2014, we had a working capital deficit of $1,069.7 million. This deficit included $531.9 million of advance ticket sales, which represents the passenger ticket revenue we collect in advance of sailing dates; and accordingly, are substantially more like deferred revenue balances rather than actual current cash liabilities. Our business model, along with our Revolving Loan Facility, allows us to operate with a working capital deficit and still meet our operating, investing and financing needs.

Sources and Uses of Cash

In this section, references to “2014” refer to the three months ended March 31, 2014 and references to “2013” refer to the three months ended March 31, 2013.

Net cash provided by operating activities was $228.1 million in 2014 as compared to $82.1 million in 2013. The change in net cash provided by operating activities reflects net income in 2014 of $51.7 million compared to a net loss in 2013 of $97.5 million. The net cash provided by operating activities and net loss in 2013 included fees of $76.5 million related to prepayment of debt, as well as timing differences in cash receipts and payments relating to operating assets and liabilities.

Net cash used in investing activities was $746.3 million in 2014, primarily related to payments for delivery of Norwegian Getaway, as well as other ship improvements and shoreside projects. Net cash used in investing activities was $85.2 million in 2013, primarily related to the payments for construction of Norwegian Breakaway and Norwegian Getaway and other ship improvements and shoreside projects.

Net cash provided by financing activities was $526.5 million in 2014, primarily due to proceeds from the Breakaway Two Credit Facility. Net cash provided by financing activities was $38.8 million in 2013, primarily due to proceeds from the issuance of our $300.0 million 5% senior notes due 2018 as well as borrowings under other credit facilities. Also included are the proceeds from the issuance of ordinary shares partially offset by repayments of our $450.0 million 11.75% senior secured notes due 2016 and revolving credit facilities. Additionally, we made a payment related to the Norwegian Sky purchase agreement.

Future Capital Commitments

Future capital commitments consist of contracted commitments, including future expected capital expenditures for business enhancements and ship construction contracts. As of March 31, 2014 anticipated capital expenditures together with amounts for ship construction and related export credit financing were as follows (in thousands, based on the euro/U.S. dollar exchange rate as of March 31, 2014):

	Remaining Quarters	Full Year
	2014	2014	2015	2016
Ship construction	$86,788	$802,722	$979,641	$117,361
Ship financing	(46,156)	(706,586)	(775,097)	(46,156)

Ship construction net of financing	$40,632	$96,136	$204,544	$71,205

Business Enhancement Capital Expenditures including ROI Capital Expenditures (1)(2)(3)	$73,000	$98,000	$83,000	$90,000

Incremental ROI Capital Expenditures for exhaust gas scrubbers	$27,000	$27,000	$27,000	$10,000

(1)	Remaining Quarters and Full Year 2014 includes $37 million and $43 million in ROI Capital Expenditures, respectively.
(2)	Remaining Quarters and Full Year 2014, 2015 and 2016 exclude amounts for exhaust gas scrubbers.
(3)	Remaining Quarters and Full Year 2014 and 2015 include investment for development of our future cruise destination in Belize.

We have two ships on order with Meyer Werft for delivery in the fourth quarter of 2015 and the first quarter of 2017. These ships, Norwegian Escape and Norwegian Bliss, will be the largest in our fleet at approximately 163,000 Gross Tons with 4,200 Berths each and will be similar in design and innovation to our Breakaway Class Ships. The combined contract cost of these two additional ships is approximately €1.4 billion, or $1.9 billion based on the euro/U.S. dollar exchange rate as of March 31, 2014. We have export credit financing in place that provides financing for 80% of their contract prices.

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

Capitalized interest for the three months ended March 31, 2014 and 2013 was $5.1 million and $7.5 million, respectively, associated with the construction of Norwegian Breakaway and Norwegian Getaway.

Off-Balance Sheet Transactions

None.

Contractual Obligations

As of March 31, 2014, our contractual obligations, with initial or remaining terms in excess of one year, including interest payments on long-term debt obligations, were as follows (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt (1)	$3,654,190	$363,697	$792,338	$1,372,104	$1,126,051
Due to Affiliate (2)	92,052	36,783	55,269	—	—
Operating leases (3)	42,901	6,998	12,721	12,172	11,010
Ship construction contracts (4)	1,876,035	115,390	1,760,645	—	—
Port facilities (5)	265,251	29,522	66,944	59,675	109,110
Interest (6)	513,890	98,489	176,877	118,007	120,517
Other (7)	52,707	27,286	20,749	3,260	1,412

Total	$6,497,026	$678,165	$2,885,543	$1,565,218	$1,368,100

(1)	Net of unamortized original issue discount of $1.3 million. Also includes capital leases.
(2)	Primarily related to the purchase of Norwegian Sky.
(3)	Primarily for offices, motor vehicles and office equipment.
(4)	For Norwegian Escape and Norwegian Bliss based on the euro/U.S. dollar exchange rate as of March 31, 2014. Export credit financing is in place from a syndicate of banks.
(5)	Primarily for our usage of certain port facilities.
(6)	Includes fixed and variable rates with LIBOR held constant as of March 31, 2014.
(7)	Future commitments for service and maintenance contracts.

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

Funding Sources

Our debt agreements contain covenants that, among other things, require us to maintain a minimum level of liquidity, as well as limit our net funded debt-to-capital ratio, maintain certain other ratios and restrict our ability to pay dividends. Our ships and substantially all other property and equipment are pledged as collateral for our debt. We believe we were in compliance with these covenants as of March 31, 2014.

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

Interest Rate Risk

From time to time, we consider entering into interest rate swap agreements to modify our exposure to interest rate movements and to manage our interest expense. As of March 31, 2014, 31% of our debt was fixed and 69% was variable which includes the effects of the interest rate swap. The notional amount of outstanding debt associated with the interest rate swap agreements as of March 31, 2014 was $699.4 million. Based on our March 31, 2014 outstanding variable rate debt balance, a one percentage point increase in annual LIBOR interest rates would increase our annual interest expense by approximately $18.3 million excluding the effects of capitalization of interest.

Foreign Currency Exchange Rate Risk

We use foreign currency derivatives to hedge the exposure to volatility in foreign currency exchange rates related to our ship construction contracts denominated in euros. These derivatives hedge the foreign currency exchange rate risk on a portion of the final payments on our ship construction contracts. As of March 31, 2014 we did not have any foreign currency derivatives.

Fuel Price Risk

Our exposure to market risk for changes in fuel prices relates to the forecasted purchases of fuel on our ships. Fuel expense, as a percentage of our total cruise operating expense, was 17.7% and 20.0% for the three months ended March 31, 2014 and 2013, respectively. From time to time, we use fuel derivative agreements to mitigate the financial impact of fluctuations in fuel prices. As of March 31, 2014, we had hedged approximately 66%, 53% and 26% of our remaining 2014, 2015 and 2016 projected metric tons of fuel purchases, respectively. We estimate that a 10% increase in our weighted-average fuel price would increase our anticipated 2014 fuel expense by $22.6 million. This increase would be partially offset by an increase in the fair value of our fuel swap agreements and fuel collars and options of $13.5 million. Fair value of our derivative contracts is derived using valuation models that utilize the income valuation approach. These valuation models take into account the contract terms such as maturity, as well as other inputs such as fuel types, fuel curves, creditworthiness of the counterparty and the Company, as well as other data points.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of March 31, 2014. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our management’s evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2014 to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that it is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

In July 2009, a class action complaint was filed against NCL (Bahamas) Ltd. in the United States District Court, Southern District of Florida, on behalf of a purported class of crew members alleging inappropriate deductions of their wages pursuant to the Seaman’s Wage Act and wrongful termination resulting in a loss of retirement benefits. In December 2010, the Court denied the plaintiffs’ Motion for Class Certification. In February 2011, the plaintiffs filed a Motion for Reconsideration as to the Court’s Order on Class Certification which was denied. The Court tried six individual plaintiffs’ claims, and in September 2012 awarded wages aggregating approximately $100,000 to such plaintiffs. In October 2013, the United States Court of Appeals for the Eleventh Circuit affirmed the Court’s rulings as to the denial of Class Certification and the trial verdict. The Plaintiffs filed a petition for a writ of certiorari in the United States Supreme Court seeking review of the appellate court’s decision which was denied in March 2014. We are vigorously defending this action and are not able at this time to estimate the impact of these proceedings.

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

In the normal course of our business, various other claims and lawsuits have been filed or are pending against us. Most of these claims and lawsuits are covered by insurance and, accordingly, the maximum amount of our liability is typically limited to our deductible amount. Nonetheless, the ultimate outcome of these claims and lawsuits that are not covered by insurance cannot be determined at this time. We have evaluated our overall exposure with respect to all of our threatened and pending litigation and, to the extent required, we have accrued amounts for all estimable probable losses associated with our deemed exposure. We are currently unable to estimate any other reasonably possible contingent losses beyond those accrued, as discovery is not complete nor is adequate information available to estimate such range of loss or potential recovery. We intend to vigorously defend our legal position on all claims and, to the extent necessary, seek recovery.

Item 1A. Risk Factors

We refer you to our 2013 Annual Report on Form 10-K for a discussion of the risk factors that affect our business and financial results. There have been no material changes to those risk factors. We wish to caution the reader that the risk factors discussed in “Item 1A. Risk Factors” in our 2013 Annual Report on Form 10-K, and those described elsewhere in this report or other Securities and Exchange Commission filings, could cause future results to differ materially from those stated in any forward-looking statements.

Item  5. Other Information

None.

Item 6. Exhibits

10.1	Second Supplemental Deed, dated April 24, 2008, to €662.9 million Norwegian Epic Loan, dated as of September 22, 2006, as amended by and among F3 Two, Ltd., NCL Corporation Ltd. and a syndicate of international banks

10.2	First Amendment to the Amended and Restated United States Tax Agreement for NCL Corporation Ltd. (including Annex A-Form Exchange Agreement for NCL Corporation Ltd.), dated April 9, 2014

31.1*	Certification of the President and Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2*	Certification of the Executive Vice President and Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1**	Certifications of the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code

101**	The following unaudited financial statements from Norwegian Cruise Line Holdings Ltd.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, formatted in Extensible Business Reporting Language (XBRL), as follows:

(i)	the Consolidated Statements of Operations for the three months ended March 31, 2014 and 2013;

(ii)	the Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2014 and 2013;

(iii)	the Consolidated Balance Sheets as of March 31, 2014 and December 31, 2013;

(iv)	the Consolidated Statements of Cash Flows for the three months ended March 31, 2014 and 2013;

(v)	the Consolidated Statements of Changes in Shareholder’s Equity for the three months ended March 31, 2013 and 2014; and

(vi)	the Notes to the Consolidated Financial Statements, tagged in summary and detail.

*	Filed herewith
**	Furnished herewith

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

Dated: May 1, 2014