Form 10-Q
period 2014-06-30
Norwegian Cruise Line Holdings Ltd.
filed 2014-07-31
CIK 1513761

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

There were 203,203,767 ordinary shares outstanding as of July 28, 2014.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Norwegian Cruise Line Holdings Ltd.

Consolidated Statements of Operations

(Unaudited)

(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenue
Passenger ticket	$538,059	$457,619	$996,549	$816,547
Onboard and other	227,868	186,814	433,406	355,517
Total revenue	765,927	644,433	1,429,955	1,172,064
Cruise operating expense
Commissions, transportation and other	114,712	112,985	231,522	207,564
Onboard and other	55,467	49,316	103,391	91,687
Payroll and related	106,352	82,809	205,418	156,848
Fuel	77,832	75,582	156,872	148,080
Food	42,734	33,674	80,417	63,636
Other	73,699	66,713	139,086	115,953
Total cruise operating expense	470,796	421,079	916,706	783,768
Other operating expense
Marketing, general and administrative	83,084	74,111	166,473	159,317
Depreciation and amortization	63,459	53,854	125,099	102,602
Total other operating expense	146,543	127,965	291,572	261,919
Operating income	148,588	95,389	221,677	126,377
Non-operating income (expense)
Interest expense, net	(31,860)	(103,686)	(63,032)	(231,342)
Other income (expense)	(325)	429	63	1,794
Total non-operating income (expense)	(32,185)	(103,257)	(62,969)	(229,548)

Net income (loss) before income taxes	116,403	(7,868)	158,708	(103,171)
Income tax benefit (expense)	(3,124)	(1,047)	6,263	(3,244)
Net income (loss)	113,279	(8,915)	164,971	(106,415)
Net income (loss) attributable to non-controlling interest	1,663	(74)	2,088	(1,179)
Net income (loss) attributable to Norwegian Cruise Line Holdings Ltd.	$111,616	$(8,841)	$162,883	$(105,236)
Weighted-average shares outstanding
Basic	204,965,718	203,997,492	205,063,870	201,189,562
Diluted	210,472,991	203,997,492	210,742,655	201,189,562
Earnings (loss) per share
Basic	$0.54	$(0.04)	$0.79	$(0.52)
Diluted	$0.54	$(0.04)	$0.78	$(0.52)

The accompanying notes are an integral part of these consolidated financial statements.

Norwegian Cruise Line Holdings Ltd.

Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net income (loss)	$113,279	$(8,915)	$164,971	$(106,415)
Other comprehensive income (loss):
Shipboard Retirement Plan	95	117	189	234
Cash flow hedges:
Net unrealized income (loss) (1)	8,797	(9,064)	(6,559)	(28,620)
Amount realized and reclassified into earnings (2)	(147)	(236)	6	(2,011)
Total other comprehensive income (loss)	8,745	(9,183)	(6,364)	(30,397)
Total comprehensive income (loss)	122,024	(18,098)	158,607	(136,812)
Comprehensive income (loss) attributable to non-controlling interest	1,757	(193)	2,045	(1,788)
Total comprehensive income (loss) attributable to Norwegian Cruise Line Holdings Ltd.	$120,267	$(17,905)	$156,562	$(135,024)

(1)	Net of a deferred tax benefit of $657 and $797 for the three and six months ended June 30, 2013, respectively.
(2)	Net of a deferred tax expense of $12 and $73 for the three and six months ended June 30, 2013, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

Norwegian Cruise Line Holdings Ltd.

Consolidated Balance Sheets

(Unaudited)

(in thousands, except share data)

	June 30, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$63,483	$56,467
Accounts receivable, net	27,145	18,260
Inventories	52,566	43,715
Prepaid expenses and other assets	67,030	64,482
Total current assets	210,224	182,924
Property and equipment, net	6,305,328	5,647,670
Goodwill and tradenames	611,330	611,330
Other long-term assets	187,921	209,054
Total assets	$7,314,803	$6,650,978
Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of long-term debt	$372,911	$286,575
Accounts payable	102,755	86,788
Accrued expenses and other liabilities	256,569	253,752
Due to Affiliate	37,026	36,544
Advance ticket sales	610,639	411,829
Total current liabilities	1,379,900	1,075,488
Long-term debt	3,129,337	2,841,214
Due to Affiliate	36,880	55,128
Other long-term liabilities	53,905	47,882
Total liabilities	4,600,022	4,019,712
Commitments and contingencies (Note 8)
Shareholders’ equity:
Ordinary shares, $.001 par value; 490,000,000 shares authorized; 205,685,491 and 205,160,340 shares issued at June 30, 2014 and December 31, 2013, respectively	205	205
Additional paid-in capital	2,822,208	2,822,864
Accumulated other comprehensive income (loss)	(23,011)	(16,690)
Retained earnings (deficit)	(34,588)	(197,471)
Treasury shares (2,397,294 ordinary shares at cost)	(79,155)	—
Total shareholders’ equity controlling interest	2,685,659	2,608,908
Non-controlling interest	29,122	22,358
Total shareholders’ equity	2,714,781	2,631,266
Total liabilities and shareholders’ equity	$7,314,803	$6,650,978

The accompanying notes are an integral part of these consolidated financial statements.

Norwegian Cruise Line Holdings Ltd.

Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Six Months Ended June 30,
	2014	2013
Cash flows from operating activities
Net income (loss)	$164,971	$(106,415)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization expense	141,228	115,946
Gain on derivatives	(62)	(270)
Deferred income taxes, net	2,786	2,968
Write-off of deferred financing fees	—	36,357
Share-based compensation expense	5,079	19,356
Changes in operating assets and liabilities:
Accounts receivable, net	(8,885)	(1,308)
Inventories	(8,851)	(5,748)
Prepaid expenses and other assets	(8,943)	961
Accounts payable	15,967	17,974
Accrued expenses and other liabilities	20,905	(14,909)
Advance ticket sales	194,913	187,868
Net cash provided by operating activities	519,108	252,780
Cash flows from investing activities
Additions to property and equipment	(787,566)	(759,020)
Net cash used in investing activities	(787,566)	(759,020)
Cash flows from financing activities
Repayments of long-term debt	(540,237)	(2,081,520)
Repayments to Affiliate	(18,521)	(98,171)
Proceeds from long-term debt	914,545	2,289,253
Proceeds from the issuance of ordinary shares, net	—	473,017
Proceeds from the exercise of share options	2,158	—
Purchases of treasury shares	(79,155)	—
NCLC partnership tax distributions	(3,115)	—
Other	(201)	(38,999)
Net cash provided by financing activities	275,474	543,580
Net increase in cash and cash equivalents	7,016	37,340
Cash and cash equivalents at beginning of period	56,467	45,500
Cash and cash equivalents at end of period	$63,483	$82,840

The accompanying notes are an integral part of these consolidated financial statements.

Norwegian Cruise Line Holdings Ltd.

Consolidated Statements of Changes in Shareholders’ Equity

(Unaudited)

(in thousands)

	Ordinary Shares	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Treasury Shares	Non- controlling Interest	Total Shareholders’ Equity
Balance, December 31, 2012	$25	$2,327,097	$(17,619)	$(299,185)	$—	$8,466	$2,018,784

Share-based compensation	—	29,336	—	—	—	19	29,355
Transactions with Affiliates, net	—	(51)	—	—	—	—	(51)
Corporate Reorganization	—	(20,176)	—	—	—	20,176	—
IPO proceeds, net	179	472,838	—	—	—	—	473,017
Other comprehensive loss	—	—	(29,788)	—	—	(609)	(30,397)
Net loss	—	—	—	(105,236)	—	(1,179)	(106,415)
Transfers to non-controlling interest	—	(3,767)	—	—	—	3,767	—
Balance, June 30, 2013	$204	$2,805,277	$(47,407)	$(404,421)	$—	$30,640	$2,384,293

Balance, December 31, 2013	$205	$2,822,864	$(16,690)	$(197,471)	$—	$22,358	$2,631,266

Share-based compensation	—	5,079	—	—	—	—	5,079
Transactions with Affiliates, net	—	(59)	—	—	—	—	(59)
NCLC partnership tax distributions	—	—	—	—	—	(3,115)	(3,115)
Proceeds from the exercise of share options	—	2,158	—	—	—	—	2,158
Purchases of treasury shares	—	—	—	—	(79,155)	—	(79,155)
Other comprehensive loss	—	—	(6,321)	—	—	(43)	(6,364)
Net income	—	—	—	162,883	—	2,088	164,971
Transfers to non-controlling interest	—	(7,834)	—	—	—	7,834	—
Balance, June 30, 2014	$205	$2,822,208	$(23,011)	$(34,588)	$(79,155)	$29,122	$2,714,781

The accompanying notes are an integral part of these consolidated financial statements.

Norwegian Cruise Line Holdings Ltd.

Notes to Consolidated Financial Statements

(Unaudited)

Unless otherwise indicated or the context otherwise requires, references in this report to (i) the “Company,” “we,” “our,” “us” and “NCLH” refer to Norwegian Cruise Line Holdings Ltd. and/or its subsidiaries, (ii) “NCLC” refers to NCL Corporation Ltd. and/or its subsidiaries, (iii) “Norwegian Cruise Line” or “Norwegian” refers to the Norwegian Cruise Line brand and its predecessors, (iv) “Apollo” refers to Apollo Global Management, LLC and its subsidiaries and the “Apollo Funds” refers to one or more of AIF VI NCL (AIV), L.P., AIF VI NCL (AIV II), L.P., AIF VI NCL (AIV III), L.P., AIF VI NCL (AIV IV), L.P., AAA Guarantor-Co-Invest VI (B), L.P., Apollo Overseas Partners (Delaware) VI, L.P., Apollo Overseas Partners (Delaware 892) VI, L.P., Apollo Overseas Partners VI, L.P. and Apollo Overseas Partners (Germany) VI, L.P., (v) “TPG Global” refers to TPG Global, LLC, “TPG” refers to TPG Global and its affiliates and the “TPG Viking Funds” refers to one or more of TPG Viking, L.P., TPG Viking AIV I, L.P., TPG Viking AIV II, L.P., and TPG Viking AIV III, L.P. and/or certain other affiliated investment funds, each an affiliate of TPG, (vi) “Genting HK” refers to Genting Hong Kong Limited and/or its affiliates (formerly Star Cruises Limited and/or its affiliates) (Genting HK owns NCLH’s ordinary shares indirectly through Star NCLC Holdings Ltd. (“Star NCLC”)), and (vii) “Affiliate(s)” or “Sponsor(s)” refers to Genting HK, the Apollo Funds and/or the TPG Viking Funds. References to the “U.S.” are to the United States of America, “dollars” or “$” are to U.S. dollars and “euros” or “€” are to the official currency of the Eurozone.

1.	Corporate Reorganization

In February 2011, NCLH, a Bermuda limited company, was formed with the issuance to the Sponsors of, in aggregate, 10,000 ordinary shares, with a par value of $.001 per share. On January 24, 2013, NCLH consummated the IPO. In connection with the consummation of the IPO, the Sponsors’ ordinary shares in NCLC were exchanged for the ordinary shares of NCLH at a share exchange ratio of 1.0 to 8.42565 and NCLH became the owner of 100% of the ordinary shares (representing a 97.3% economic interest) and parent company of NCLC (the “Corporate Reorganization”). Accordingly, NCLH contributed $460.0 million to NCLC and the historical financial statements of NCLC became those of NCLH. The Corporate Reorganization was effected solely for the purpose of reorganizing our corporate structure. NCLH had not prior to the completion of the Corporate Reorganization conducted any activities other than those incidental to its formation and to preparations for the Corporate Reorganization and IPO. The Corporate Reorganization resulted in all parties being in the same economic position immediately prior to the IPO. As the economic position of the investors did not change as part of the Corporate Reorganization it is considered a nonsubstantive merger from an accounting perspective.

NCLC is treated as a partnership for U.S. federal income tax purposes, and the terms of the partnership (including the economic rights with respect thereto) are set forth in an amended and restated tax agreement for NCLC. Economic interests in NCLC are represented by the partnership interests established under the tax agreement, which we refer to as “NCL Corporation Units.” The NCL Corporation Units held by NCLH (as a result of its ownership of 100% of the ordinary shares of NCLC) represent a 97.9% economic interest in NCLC as of June 30, 2014. The remaining 2.1% economic interest in NCLC as of June 30, 2014 is in the form of Management NCL Corporation Units held by management (or former management). As a result of the aforementioned transactions and the Secondary Offerings, the Sponsors owned 55.9% of NCLH’s ordinary shares as of June 30, 2014.

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

Shareholder’s Equity

In connection with the Corporate Reorganization, previously granted profits interests to employees were exchanged for Management NCL Corporation Units (“Units”), and the vested Unit holders gained proportionate rights to distributions of the Company and were therefore allocated a proportionate share of the Company's equity. The effect of this change was a $20.2 million increase in the non-controlling interest.

During the six months ended June 30, 2014, following the effectiveness of NCLH’s registration statement on Form S-3, additional performance-based Units became eligible to participate in the earnings of NCLC, and as a result, a proportionate amount of the Company’s equity was allocated to the additional non-controlling interest.   Each Unit holder has the right, subject to the same time-based and performance-based vesting requirements of the profits interests, to exchange Units for the Company’s ordinary shares at a rate equal to one ordinary share for every Unit. When such an exchange occurs, this results in the exchange of non-controlling interest to controlling interest.  Accordingly, upon the exchange of a Unit for an ordinary share of the Company, a portion of the non-controlling interest balance is reclassified to additional paid-in capital. As of June 30, 2014, there was $7.8 million transferred to non-controlling interest.

As of June 30, 2014, Management NCL Corporation Unit holders were distributed cash to facilitate partnership tax payments of $3.1 million and $2.8 million of these distributions will be repaid to the Company upon exchange of each Unit holders’ Units.

On April 29, 2014, NCLH’s Board of Directors authorized, and NCLH announced, a three-year share repurchase program for up to $500.0 million. The share repurchases in the three months ended June 30, 2014 were made under this share repurchase program. NCLH may make repurchases in the open market, in privately negotiated transactions, in accelerated repurchase programs or in structured share repurchase programs, and any repurchases may be made pursuant to Rule 10b5-1 plans. During the three months ended June 30, 2014, NCLH repurchased approximately 2.4 million ordinary shares under its share repurchase program for $79.2 million, which shares are reflected as treasury shares at cost on the consolidated balance sheet as of June 30, 2014.

The Consolidated Statements of Changes in Shareholders’ Equity for the period ended June 30, 2013 has been revised for an immaterial change of approximately $1.2 million to correctly present the activities within Additional Paid-in Capital and Non-Controlling Interest, with no change in the ending balances.

Earnings (Loss) Per Share

A reconciliation between basic and diluted earnings (loss) per share was as follows (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net income (loss) attributable to Norwegian Cruise Line Holdings Ltd.	$111,616	$(8,841)	$162,883	$(105,236)
Net income (loss)	$113,279	$(8,915)	$164,971	$(106,415)

Basic weighted-average shares outstanding	204,965,718	203,997,492	205,063,870	201,189,562
Dilutive effect of awards	5,507,273	—	5,678,785	—
Diluted weighted-average shares outstanding	210,472,991	203,997,492	210,742,655	201,189,562
Basic earnings (loss) per share	$0.54	$(0.04)	$0.79	$(0.52)
Diluted earnings (loss) per share	$0.54	$(0.04)	$0.78	$(0.52)

Diluted loss per share for the three and six months ended June 30, 2013 did not include 6,728,789 and 6,325,138 shares, respectively, because the effect of including them would have been antidilutive.

Revenue and Expense Recognition

Revenue and expense includes taxes assessed by governmental authorities that are directly imposed on a revenue-producing transaction between a seller and a customer. The amounts included in revenue and expense on a gross basis were $44.6 million and $36.1 million for the three months ended June 30, 2014 and 2013, respectively, and $82.5 million and $67.5 million for the six months ended June 30, 2014 and 2013, respectively.

3.	Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) for the six months ended June 30, 2014 was as follows (in thousands):

	Accumulated Other Comprehensive Income (Loss)	Change Related to Cash Flow Hedges		Change Related to Shipboard Retirement Plan
Accumulated other comprehensive income (loss) at beginning of period	$(16,690)	$(10,532)		$(6,158)
Current period other comprehensive loss before reclassifications	(6,515)	(6,515)		—
Amounts reclassified	194	6	(1)	188 (2)
Accumulated other comprehensive income (loss) at end of period	$(23,011)	$ (17,041	)(3)	$(5,970)

(1)	We refer you to Note 7— “Fair Value Measurements and Derivatives” for the affected line items in the Consolidated Statements of Operations.
(2)	Amortization of prior-service cost and actuarial loss reclassified to payroll and related expense.
(3)	Includes $2.5 million of income expected to be reclassified into earnings in the next 12 months.

Accumulated other comprehensive income (loss) for the six months ended June 30, 2013 was as follows (in thousands):

	Accumulated Other Comprehensive Income (Loss)	Change Related to Cash Flow Hedges		Change Related to Shipboard Retirement Plan
Accumulated other comprehensive income (loss) at beginning of period	$(17,619)	$(7,872)		$(9,747)
Current period other comprehensive loss before reclassifications	(28,046)	(28,046)		—
Amounts reclassified	(1,742)	(1,971	)(1)	229 (2)
Accumulated other comprehensive income (loss) at end of period	$(47,407)	$(37,889)		$(9,518)

(1)	Amount reclassified to fuel expense.
(2)	Amortization of prior-service cost and actuarial loss reclassified to payroll and related expense.

4.	Property and Equipment, Net

The balance as of June 30, 2014 reflects the delivery of Norwegian Getaway in January 2014.

5.	Related Party Disclosures

In March 2014, the Selling Shareholders sold 15,000,000 ordinary shares of NCLH in the Secondary Offering. We did not receive any proceeds from this offering. As of June 30, 2014, the relative ownership percentages of NCLH’s ordinary shares were approximately as follows: Genting HK (28.0%), the Apollo Funds (20.0%), the TPG Viking Funds (7.9%), and public shareholders (44.1%). As of June 30, 2014, NCLH had a 97.9% economic interest in NCLC.

6.	Income Tax Benefit (Expense)

NCLH is treated as a corporation for U.S. federal income tax purposes. The income tax benefit in 2014 primarily related to a change in our corporate entity structure which was completed in 2013. For the year ended December 31, 2013, the tax provision reflected an interest expense deduction based on a method supported by the information available at such time. During the first quarter of 2014, we received additional information which allowed us to elect another acceptable tax method, resulting in a tax benefit of $11.1 million which is included in the results of operations for the six months ended June 30, 2014. For the six months ended June 30, 2013, income tax expense, net was $3.2 million, which consists of a one-time expense of $4.2 million due to a change in U.S. tax status from a partnership to a corporation in connection with the IPO, a benefit of $5.0 million in connection with our prepayments of debt, and a $4.0 million expense from our U.S. operations.

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

The following table sets forth our derivatives measured at fair value and discloses the balance sheet location (in thousands):

		Asset		Liability
	Balance Sheet location	June 30, 2014	December 31, 2013	June 30, 2014	December 31, 2013
Fuel swaps designated as hedging instruments
	Prepaid expenses and other assets	$7,020	$5,024	$184	$666

	Other long-term assets	4,351	6,869	41	9

	Other long-term liabilities	14	—	26	—
Fuel collars designated as hedging instruments
	Prepaid expenses and other assets	65	452	9	195

Fuel options not designated as hedging instruments
	Prepaid expenses and other assets	—	—	9	195
Foreign currency options designated as hedging instruments

		Asset		Liability
	Balance Sheet location	June 30, 2014	December 31, 2013	June 30, 2014	December 31, 2013
	Accrued expenses and other liabilities	—	—	—	9,815
Foreign currency forward contracts designated as hedging instruments
	Prepaid expenses and other assets	—	2,624	—	—

	Other long-term assets	88	—	—	—

	Accrued expenses and other liabilities	—	—	—	6,582
Foreign currency collar designated as a hedging instrument
	Prepaid expenses and other assets	—	12,502	—	—
Interest rate swaps designated as hedging instruments
	Accrued expenses and other liabilities	—	—	3,201	1,707

	Other long-term liabilities	—	—	3,581	1,374

The fair values of swap and forward contracts are determined based on inputs that are readily available in public markets or can be derived from information available in publicly quoted markets. The Company determines the value of options and collars utilizing an option pricing model based on inputs that are either readily available in public markets or can be derived from information available in publicly quoted markets. The option pricing model used by the Company is an industry standard model for valuing options and is used by the broker/dealer community. The inputs to this option pricing model are the option strike price, underlying price, risk-free rate of interest, time to expiration, and volatility. The fair value of option contracts considers both the intrinsic value and any remaining time value associated with those derivatives that have not yet settled. The Company also considers counterparty credit risk and its own credit risk in its determination of all estimated fair values. Our derivatives and financial instruments were categorized as Level 2 in the fair value hierarchy, and we had no derivatives or financial instruments categorized as Level 1 or Level 3.

Our derivative contracts include rights of offset with our counterparties. We have elected to net certain assets and liabilities within counterparties. We are not required to post cash collateral related to our derivative instruments. The following table discloses the amounts recognized within assets and liabilities (in thousands):

June 30, 2014	Gross Amounts	Gross Amounts Offset	Total Net Amounts	Gross Amounts Not Offset	Net Amounts
Assets	$11,524	$(243)	$11,281	$(88)	$11,193
Liabilities	6,808	(14)	6,794	(6,782)	12

December 31, 2013	Gross Amounts	Gross Amounts Offset	Total Net Amounts	Gross Amounts Not Offset	Net Amounts
Assets	$27,471	$(1,065)	$26,406	$(15,126)	$11,280
Liabilities	19,478	—	19,478	(19,478)	—

Fuel Swaps

As of June 30, 2014, we had fuel swaps maturing through December 31, 2016 which are used to mitigate the financial impact of volatility in fuel prices pertaining to approximately 656,000 metric tons of our projected fuel purchases. The effects on the consolidated financial statements of the fuel swaps which were designated as cash flow hedges were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Gain (loss) recognized in other comprehensive income (loss) – effective portion	$11,610	$(18,074)	$1,839	$(13,368)
Gain (loss) recognized in other income (expense) – ineffective portion	451	(320)	35	(99)
Amount reclassified from accumulated other comprehensive income (loss) into fuel expense	(1,218)	(736)	(1,923)	(2,999)

Fuel Collars and Options

As of June 30, 2014, we had fuel collars and options maturing through December 31, 2014 which are used to mitigate the financial impact of volatility in fuel prices pertaining to approximately 17,000 metric tons of our projected fuel purchases. The effects on the consolidated financial statements of the fuel collars which were designated as cash flow hedges were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Gain (loss) recognized in other comprehensive income (loss) – effective portion	$15	$(1,500)	$(309)	$(1,535)
Gain (loss) recognized in other income (expense) – ineffective portion	(1)	14	107	22
Amount reclassified from accumulated other comprehensive income (loss) into fuel expense	371	391	741	818

The effects on the consolidated financial statements of the fuel options which were not designated as hedging instruments were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Gain (loss) recognized in other income (expense)	$101	$(275)	$186	$581

Foreign Currency Forward Contracts

As of June 30, 2014, we had a foreign currency forward contract which is used to mitigate the financial impact of volatility in foreign currency exchange rates related to a ship construction contract denominated in euros. The notional amount of our foreign currency forward contract was €20.0 million, or $27.4 million based on the euro/U.S. dollar exchange rate as of June 30, 2014. The effects on the consolidated financial statements of the foreign currency forward contract which was designated as a cash flow hedge was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Gain (loss) recognized in other comprehensive income (loss) – effective portion	$88	$8,747	$(988)	$(7,886)
Gain (loss) recognized in other income (expense) – ineffective portion	—	(2)	(1)	66
Amount reclassified from accumulated other comprehensive income (loss) into depreciation and amortization expense	(64)	(20)	(117)	(20)

The effects on the consolidated financial statements of the foreign currency forward contracts which were not designated as hedging instruments were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Gain recognized in other income (expense)	$—	$—	$—	$20

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

The effects on the consolidated financial statements of the foreign currency options which were designated as cash flow hedges were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Loss recognized in other comprehensive income (loss) – effective portion	$—	$(341)	$(1,157)	$(4,353)
Loss recognized in other income (expense) – ineffective portion	—	(22)	(241)	(320)
Amount reclassified from accumulated other comprehensive income (loss) into depreciation and amortization expense	329	117	608	117

Foreign Currency Collar

We had a foreign currency collar that matured in January 2014. The collar was used to mitigate the volatility of foreign currency exchange rates related to a ship construction contract denominated in euros.

The effects on the consolidated financial statements of the foreign currency collar which was designated as a cash flow hedge was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Gain (loss) recognized in other comprehensive income (loss)– effective portion	$—	$1,447	$(1,588)	$(2,275)
Amount reclassified from accumulated other comprehensive income (loss) into depreciation and amortization expense	(91)	—	(151)	—

Interest Rate Swaps

As of June 30, 2014, we had interest rate swap agreements to mitigate our exposure to interest rate movements and to manage our interest expense. The notional amount of outstanding debt associated with the interest rate swap agreements was $654.0 million.

The effects on the consolidated financial statements of the interest rate swaps which were designated as cash flow hedges were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Loss recognized in other comprehensive income (loss) – effective portion	$(2,916)	$—	$(4,356)	$—
Amount reclassified from accumulated other comprehensive income (loss) into interest expense, net	526	—	848	—

Long-Term Debt

As of June 30, 2014 and December 31, 2013, the fair value of our long-term debt, including the current portion, was $3,626.1 million and $3,146.4 million, which was $123.9 million and $18.6 million higher, respectively, than the carrying values. The difference between the fair value and carrying value of our long-term debt is due to our fixed and variable rate debt obligations carrying interest rates that are above or below market rates at the measurement dates. The fair value of our long-term debt was calculated based on estimated rates for the same or similar instruments with similar terms and remaining maturities. The calculation of the fair value of our long-term debt is considered a Level 2 input.

Other

The carrying amounts reported in the consolidated balance sheets of all financial assets and liabilities other than our long-term debt approximate fair value.

8.	Commitments and Contingencies

Ship Construction Contracts

As of June 30, 2014, we have two ships on order with Meyer Werft for delivery in the fall of 2015 and the spring of 2017. These Breakaway Plus Class Ships will be approximately 163,000 Gross Tons and 4,200 Berths each. The combined contract cost of these two ships is approximately €1.4 billion, or $1.9 billion based on the euro/U.S. dollar exchange rate as of June 30, 2014. We have export credit financing in place that provides financing for 80% of their contract prices. We refer you to Note 9— “Subsequent Events” regarding orders for two additional Breakaway Plus Class Ships.

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

On July 8, 2014, we entered into agreements with Meyer Werft for two additional Breakaway Plus Class Ships for delivery in the spring of 2018 and the fall of 2019. Each ship will be approximately 164,600 Gross Tons and 4,200 Berths. The combined contract cost of these two additional ships is approximately €1.6 billion or $2.2 billion based on the euro/U.S. dollar exchange rate as of July 8, 2014. We have export credit financing in place that provides financing for 80% of their contract prices.

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
14

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

Unless otherwise indicated in this report, the following terms have the meanings set forth below:

•	Adjusted EBITDA. EBITDA adjusted for other income (expense) and other supplemental adjustments.

•	Adjusted EPS. Adjusted Net Income divided by the number of diluted weighted-average shares.

•	Adjusted Net Cruise Cost Excluding Fuel. Net Cruise Cost less fuel expense adjusted for supplemental adjustments.

•	Adjusted Net Income. Net income (loss) adjusted for supplemental adjustments.

•	Berths. Double occupancy capacity per stateroom (single occupancy per studio stateroom) even though many staterooms can accommodate three or more passengers.

•	Breakaway Class Ships. Norwegian Breakaway delivered in April 2013 and Norwegian Getaway delivered in January 2014.

•	Breakaway Plus Class Ships. The next generation of ships which are similar in design and innovation to Breakaway Class Ships.

•	Breakaway Two Credit Facility. €529.8 million Breakaway Two Credit Agreement, dated as of November 18, 2010, by and among Breakaway Two, Ltd. and a syndicate of international banks and related Guarantee by NCL Corporation Ltd., as amended.

•	Business Enhancement Capital Expenditures. Capital expenditures other than those related to new ship construction and ROI Capital Expenditures.

•	Capacity Days. Available Berths multiplied by the number of cruise days for the period.

•	Charter. The hire of a ship for a specified period of time.

•	Constant Currency. A calculation whereby foreign currency-denominated revenues and expenses in a period are converted at the U.S. dollar exchange rate of a comparable period in order to eliminate the effects of the foreign exchange fluctuations.

•	Dry-dock. A process whereby a ship is positioned in a large basin where all of the fresh/sea water is pumped out in order to carry out cleaning and repairs of those parts of a ship which are below the water line.

•	EBITDA. Earnings before interest, taxes, depreciation and amortization.

•	GAAP. Generally accepted accounting principles in the U.S.

•	Gross Cruise Cost. The sum of total cruise operating expense and marketing, general and administrative expense.

•	Gross Tons. A unit of enclosed passenger space on a cruise ship, such that one gross ton = 100 cubic feet or 2.831 cubic meters.

•	Gross Yield. Total revenue per Capacity Day.

•	IMO. International Maritime Organization, a United Nations agency that sets international standards for shipping.

•	Initial Public Offering (or “IPO”). The initial public offering of 27,058,824 ordinary shares, par value $.001 per share, of NCLH, which was consummated on January 24, 2013.

•	Net Cruise Cost. Gross Cruise Cost less commissions, transportation and other expense and onboard and other expense.

•	Net Cruise Cost Excluding Fuel. Net Cruise Cost less fuel expense.

•	Net Revenue. Total revenue less commissions, transportation and other expense and onboard and other expense.

•	Net Yield. Net Revenue per Capacity Day.

•	Occupancy Percentage. The ratio of Passenger Cruise Days to Capacity Days. A percentage in excess of 100% indicates that three or more passengers occupied some staterooms.

•	Passenger Cruise Days. The number of passengers carried for the period, multiplied by the number of days in their respective cruises.

•	Revolving Loan Facility. $625.0 million senior secured revolving credit facility maturing on May 24, 2018.

•	ROI Capital Expenditures. Comprised of project-based capital expenditures which have a quantified return on investment.

•	Secondary Offering. Public offering in March 2014 resulting in the sale of 15,000,000 ordinary shares of NCLH by the Selling Shareholders.

•	Selling Shareholders. The Apollo Funds and Star NCLC Holdings Ltd. (“Star NCLC”). Genting HK owns NCLH’s ordinary shares indirectly through Star NCLC, its wholly-owned subsidiary.

•	Shipboard Retirement Plan. An unfunded defined benefit pension plan for certain crew members which computes benefits based on years of service, subject to certain requirements.

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

Executive Quarterly Overview

For the second quarter of 2014, we reported Adjusted Net Income of $121.1 million and Adjusted EPS of $0.58, which excludes $5.0 million of expenses related to non-cash compensation and $2.8 million of other supplemental adjustments (we refer you to our “Results of Operations” below for a calculation of Adjusted Net Income and Adjusted EPS). On a GAAP basis, net income attributable to Norwegian Cruise Line Holdings Ltd. and diluted earnings per share were $111.6 million and $0.54, respectively.

Three months ended June 30, 2014 (“2014”) compared to the three months ended June 30, 2013 (“2013”)

Total revenue increased 18.9% to $765.9 million in 2014 compared to $644.4 million in 2013. Net Revenue in 2014 increased 23.6% to $595.7 million from $482.1 million in 2013 primarily due to an increase in Capacity Days of 19.6% and a Net Yield increase of 3.3%. The increase in Capacity Days was primarily due to the delivery of Norwegian Breakaway in April 2013 and Norwegian Getaway in January 2014. The Net Yield improvement was due to higher Occupancy Percentage, higher onboard and other revenue and benefits from initiatives to reduce our cost of sales. On a Constant Currency basis, Net Yield increased 3.0% in 2014 compared to 2013.

Operating income was $148.6 million in 2014 compared to $95.4 million in 2013 and Adjusted EBITDA (we refer you to our “Results of Operations” below for a calculation of Adjusted EBITDA) improved 44.0% for the same period.

Results of Operations

The following table sets forth operating data as a percentage of total revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenue
Passenger ticket	70.2%	71.0%	69.7%	69.7%
Onboard and other	29.8%	29.0%	30.3%	30.3%
Total revenue	100.0%	100.0%	100.0%	100.0%
Cruise operating expense
Commissions, transportation and other	15.0%	17.5%	16.2%	17.7%
Onboard and other	7.2%	7.7%	7.2%	7.8%
Payroll and related	13.9%	12.8%	14.4%	13.4%
Fuel	10.2%	11.7%	11.0%	12.7%
Food	5.6%	5.2%	5.6%	5.4%
Other	9.6%	10.4%	9.7%	9.9%
Total cruise operating expense	61.5%	65.3%	64.1%	66.9%
Other operating expense
Marketing, general and administrative	10.8%	11.5%	11.6%	13.6%
Depreciation and amortization	8.3%	8.4%	8.8%	8.7%
Total other operating expense	19.1%	19.9%	20.4%	22.3%
Operating income	19.4%	14.8%	15.5%	10.8%
Non-operating income (expense)
Interest expense, net	(4.2)%	(16.1)%	(4.4)%	(19.8)%
Other income (expense)	—%	0.1%	—%	0.2%
Total non-operating income (expense)	(4.2)%	(16.0)%	(4.4)%	(19.6)%

Net income (loss) before income taxes	15.2%	(1.2)%	11.1%	(8.8)%
Income tax benefit (expense)	(0.4)%	(0.2)%	0.4%	(0.3)%
Net income (loss)	14.8%	(1.4)%	11.5%	(9.1)%
Net income (loss) attributable to non-controlling interest	0.2%	—%	0.1%	(0.1)%
Net income (loss) attributable to Norwegian Cruise Line Holdings Ltd.	14.6%	(1.4)%	11.4%	(9.0)%

The following table sets forth selected statistical information:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Passengers carried	482,837	405,646	990,109	773,656
Passenger Cruise Days	3,394,649	2,763,358	6,470,051	5,291,550
Capacity Days	3,074,415	2,569,525	5,970,399	4,920,824
Occupancy Percentage	110.4%	107.5%	108.4%	107.5%

Net Revenue, Gross Yield and Net Yield were calculated as follows (in thousands, except Capacity Days and Yield data):

	Three Months Ended June 30,			Six Months Ended June 30,
	2014	2014 Constant Currency	2013	2014	2014 Constant Currency	2013
Passenger ticket revenue	$538,059	$536,242	$457,619	$996,549	$995,968	$816,547
Onboard and other revenue	227,868	228,003	186,814	433,406	433,605	355,517
Total revenue	765,927	764,245	644,433	1,429,955	1,429,573	1,172,064
Less:
Commissions, transportation and other expense	114,712	114,244	112,985	231,522	231,358	207,564
Onboard and other expense	55,467	55,601	49,316	103,391	103,589	91,687
Net Revenue	$595,748	$594,400	$482,132	$1,095,042	$1,094,626	$872,813
Capacity Days	3,074,415	3,074,415	2,569,525	5,970,399	5,970,399	4,920,824
Gross Yield	$249.13	$248.58	$250.80	$239.51	$239.44	$238.18
Net Yield	$193.78	$193.34	$187.63	$183.41	$183.34	$177.37

Gross Cruise Cost, Net Cruise Cost, Net Cruise Cost Excluding Fuel and Adjusted Net Cruise Cost Excluding Fuel were calculated as follows (in thousands, except Capacity Days and per Capacity Day data):

	Three Months Ended June 30,			Six Months Ended June 30,
	2014	2014 Constant Currency	2013	2014	2014 Constant Currency	2013
Total cruise operating expense	$470,796	$469,871	$421,079	$916,706	$915,696	$783,768
Marketing, general and administrative expense	83,084	82,603	74,111	166,473	165,630	159,317
Gross Cruise Cost	553,880	552,474	495,190	1,083,179	1,081,326	943,085
Less:
Commissions, transportation and other expense	114,712	114,244	112,985	231,522	231,358	207,564
Onboard and other expense	55,467	55,601	49,316	103,391	103,589	91,687
Net Cruise Cost	383,701	382,629	332,889	748,266	746,379	643,834
Less: Fuel expense	77,832	77,832	75,582	156,872	156,872	148,080
Net Cruise Cost Excluding Fuel	305,869	304,797	257,307	591,394	589,507	495,754
Less: Non-cash compensation	5,014	5,014	—	7,688	7,688	18,527
Secondary Offering expenses	—	—	—	1,877	1,877	—
Other(1)	2,331	2,331	1,923	2,331	2,331	1,923
Adjusted Net Cruise Cost Excluding Fuel	$298,524	$297,452	$255,384	$579,498	$577,611	$475,304
Capacity Days	3,074,415	3,074,415	2,569,525	5,970,399	5,970,399	4,920,824

Gross Cruise Cost per Capacity Day	$180.16	$179.70	$192.72	$181.42	$181.11	$191.65
Net Cruise Cost per Capacity Day	$124.80	$124.46	$129.55	$125.33	$125.01	$130.84
Net Cruise Cost Excluding Fuel per Capacity Day	$99.49	$99.14	$100.14	$99.05	$98.74	$100.75
Adjusted Net Cruise Cost Excluding Fuel per Capacity Day	$97.10	$96.75	$99.39	$97.06	$96.75	$96.59

(1)	Included in the three and six months ended June 30, 2014 and 2013 are expenses primarily associated with the tax restructuring and costs related to the settlement of a 2007 breach of contract claim.

Adjusted Net Income and Adjusted EPS were calculated as follows (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net income (loss) attributable to Norwegian Cruise Line Holdings Ltd.	$111,616	$(8,841)	$162,883	$(105,236)
Net income (loss) attributable to non-controlling interest	1,663	(74)	2,088	(1,179)
Net income (loss)	113,279	(8,915)	164,971	(106,415)
Non-cash share-based compensation related to the IPO	—	—	—	18,527
Non-cash compensation	5,014	509	7,688	509
Taxes related to changes in corporate structure and debt prepayments, net (1)	511	(2,146)	(6,174)	(770)
Expenses related to Secondary Offering	—	—	1,877	—
Expenses related to debt prepayments (2)	—	70,068	—	160,573
Other (3)	2,331	700	2,331	700
Adjusted Net Income	$121,135	$60,216	$170,693	$73,124

Diluted weighted–average shares outstanding – Net income (loss)	210,472,991	203,997,492 (4)	210,742,655	201,189,562 (5)
Diluted weighted–average shares outstanding – Adjusted Net Income	210,472,991	210,726,281	210,742,655	207,514,700
Diluted earnings (loss) per share	$0.54	$(0.04)	$0.78	$(0.52)
Adjusted EPS	$0.58	$0.29	$0.81	$0.35

(1)	The six months ended June 30, 2014 includes a tax benefit of $6.2 million from a change in estimate of tax provision associated with a change in our corporate entity structure. The six months ended June 30, 2013 includes a tax benefit related to the IPO and debt prepayments.
(2)	The six months ended 2013 consists of premiums, write-offs of deferred fees and other expenses related to prepayments of debt.
(3)	Included in the three and six months ended June 30, 2014 are expenses primarily associated with the tax restructuring and costs related to the settlement of a 2007 breach of contract claim. Included in the three and six months ended June 30, 2013 are expenses associated with the tax restructuring.
(4)	Due to a net loss, excludes 6,728,789 shares, as including these would be antidilutive.
(5)	Due to a net loss, excludes 6,325,138 shares, as including these would be antidilutive.

EBITDA and Adjusted EBITDA were calculated as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net income (loss) attributable to Norwegian Cruise Line Holdings Ltd.	$111,616	$(8,841)	$162,883	$(105,236)
Interest expense, net	31,860	103,686	63,032	231,342
Income tax (benefit) expense	3,124	1,047	(6,263)	3,244
Depreciation and amortization expense	63,459	53,854	125,099	102,602
EBITDA	210,059	149,746	344,751	231,952
Net income (loss) attributable to Non-controlling interest	1,663	(74)	2,088	(1,179)
Other (income) expense	325	(429)	(63)	(1,794)
Non-cash compensation	5,014	1,444	7,688	2,726
Non-cash share-based compensation related to the IPO	—	—	—	18,527
Expenses related to Secondary Offering	—	—	1,877	—
Other(1)	2,331	1,648	2,331	1,863
Adjusted EBITDA	$219,392	$152,335	$358,672	$252,095

(1)	Included in the three and six months ended June 30, 2014 and 2013 are expenses primarily associated with the tax restructuring and costs related to the settlement of a 2007 breach of contract claim.

Three months ended June 30, 2014 (“2014”) compared to three months ended June 30, 2013 (“2013”)

Revenue

Total revenue increased 18.9% to $765.9 million in 2014 compared to $644.4 million in 2013. Net Revenue in 2014 increased 23.6% to $595.7 million from $482.1 million in 2013 primarily due to an increase in Capacity Days of 19.6% and a Net Yield increase of 3.3%. The increase in Capacity Days was primarily due to the delivery of Norwegian Breakaway in April 2013 and Norwegian Getaway in January 2014. The Net Yield improvement was due to higher Occupancy Percentage, higher onboard and other revenue and benefits from initiatives to reduce our cost of sales. On a Constant Currency basis, Net Yield increased 3.0% in 2014 compared to 2013.

Expense

Total cruise operating expense increased 11.8% in 2014 compared to 2013 primarily due to the increase in Capacity Days discussed above. Total other operating expense increased 14.5% in 2014 compared to 2013 primarily due to an increase in depreciation and amortization expense related to the addition of Norwegian Breakaway and Norwegian Getaway. On a Capacity Day basis, Net Cruise Cost decreased 3.7% (3.9% on a Constant Currency basis) due to decreases in fuel expense and other cruise operating expense. The decrease in fuel expense was primarily the result of a 9.3% decrease in the average fuel price to $622 per metric ton in 2014 from $686 in 2013.  The decrease in other cruise operating expense is due to a decrease in expenses related to scheduled Dry-docks and cost saving initiatives. Adjusted Net Cruise Cost Excluding Fuel per Capacity Day decreased 2.3% (2.7% on a Constant Currency basis) primarily due to the decrease in expenses discussed above.

Interest expense, net decreased to $31.9 million in 2014 from $103.7 million in 2013 primarily due to lower average debt outstanding and lower interest rates resulting from the benefits from the redemption of higher rate debt and refinancing transactions. In addition, 2013 included $70.1 million of expenses associated with debt prepayments.

Six months ended June 30, 2014 (“2014”) compared to six months ended June 30, 2013 (“2013”)

Revenue

Total revenue increased 22.0% to $1.4 billion in 2014 compared to $1.2 billion in 2013. Net Revenue in 2014 increased 25.5% to $1,095.0 million from $872.8 million in 2013 due to an increase in Capacity Days of 21.3% and Net Yield of 3.4%.The increase in Capacity Days was primarily due to the delivery of Norwegian Breakaway in April 2013 and Norwegian Getaway in January 2014. The Net Yield improvement was due to higher Occupancy Percentage, higher onboard and other revenue and benefits from initiatives to reduce our cost of sales. On a Constant Currency basis, Net Yield increased 3.4% in 2014 compared to 2013.

Expense

Total cruise operating expense increased 17.0% in 2014 compared to 2013 primarily due to the increase in Capacity Days as discussed above. Total other operating expense increased 11.3% in 2014 compared to 2013 primarily due to an increase in depreciation and amortization expense related to the addition of Norwegian Breakaway and Norwegian Getaway and certain inaugural and launch-related costs for Norwegian Getaway. On a Capacity Day basis, Net Cruise Cost decreased 4.2% (4.5% on a Constant Currency basis) due to decreases in fuel expense and general and administrative expenses. The decrease in fuel expense was primarily the result of a 6.9% decrease in the average fuel price to $633 per metric ton in 2014 from $680 in 2013. The decrease in general and administrative expense was primarily due to non-cash expenses included in 2013 which related to share-based compensation recognized upon the realization of the IPO. Adjusted Net Cruise Cost Excluding Fuel per Capacity Day remained relatively unchanged on an as reported and Constant Currency basis.

Interest expense, net decreased to $63.0 million in 2014 from $231.3 million in 2013 primarily due to lower interest rates resulting from the benefits from the redemption of higher rate debt and refinancing transactions partially offset by an increase in average debt outstanding. In addition, 2013 included $160.6 million of expenses associated with debt prepayments partially offset by lower interest rates.

In 2014 we had an income tax benefit of $6.3 million compared to an expense of $3.2 million in the prior year. The income tax benefit in 2014 primarily related to a change in our corporate entity structure which was completed in 2013. For the year ended December 31, 2013, the tax provision reflected an interest expense deduction based on a method supported by the information available at such time. During the first quarter of 2014, we received additional information which allowed us to elect another acceptable tax method, resulting in a tax benefit of $11.1 million which includes a $6.2 million non-recurring benefit which has been excluded from Adjusted Net Income and Adjusted EPS for the six months ended June 30, 2014. Income tax expense, net for the six months ended June 30, 2013 was $3.2 million which consists of a one-time expense of $4.2 million due to a change in U.S. tax status from a partnership to a corporation in connection with the IPO, a benefit of $5.0 million in connection with our prepayments of debt, and a $4.0 million expense from our U.S. operations.

Liquidity and Capital Resources

General

As of June 30, 2014, our liquidity was $605.5 million consisting of $63.5 million in cash and cash equivalents and $542.0 million available under our Revolving Loan Facility. Our primary ongoing liquidity requirements are to finance working capital, capital expenditures and debt service.

As of June 30, 2014, we had a working capital deficit of $1,169.7 million. This deficit included $610.6 million of advance ticket sales, which represents the passenger ticket revenue we collect in advance of sailing dates; and accordingly, are substantially more like deferred revenue balances rather than actual current cash liabilities. Our business model, along with our Revolving Loan Facility, allows us to operate with a working capital deficit and still meet our operating, investing and financing needs.

Sources and Uses of Cash

In this section, references to “2014” refer to the six months ended June 30, 2014 and references to “2013” refer to the six months ended June 30, 2013.

Net cash provided by operating activities was $519.1 million in 2014 as compared to $252.8 million in 2013. The change in net cash provided by operating activities reflects net income in 2014 of $165.0 million compared to a net loss in 2013 of $106.4 million, as well as timing differences in cash receipts and payments relating to operating assets and liabilities. The net loss in 2013 included fees of $124.2 million related to prepayment of debt.

Net cash used in investing activities was $787.6 million in 2014, primarily related to payments for delivery of Norwegian Getaway, as well as other ship improvements and shoreside projects. Net cash used in investing activities was $759.0 million in 2013, primarily related to the payments for construction of Norwegian Breakaway and Norwegian Getaway and other ship improvements and shoreside projects.

Net cash provided by financing activities was $275.5 million in 2014, primarily due to proceeds from the Breakaway Two Credit Facility partially offset by repayments of our revolving credit facility and other borrowings. Net cash provided by financing activities was $543.6 million in 2013, primarily due to proceeds from the issuance of our $300.0 million 5% senior notes due 2018 as well as borrowings under other credit facilities. Also included are the proceeds from the issuance of ordinary shares partially offset by repayments of our $450.0 million 11.75% senior secured notes due 2016 and revolving credit facilities. Additionally, we made a payment related to the Norwegian Sky purchase agreement.

Future Capital Commitments

Future capital commitments consist of contracted commitments, including future expected capital expenditures for business enhancements and ship construction contracts. As of June 30, 2014 anticipated capital expenditures together with amounts for ship construction and related export credit financing were as follows (in thousands, based on the euro/U.S. dollar exchange rate as of June 30, 2014):

	Remaining Quarters	Full Year
	2014	2014	2015	2016
Ship construction	$77,234	$810,496	$975,971	$116,463
Ship financing	(45,898)	(706,328)	(771,021)	(45,898)
Ship construction net of financing	$31,336	$104,168	$204,950	$70,565
Business Enhancement Capital Expenditures including ROI Capital Expenditures (1)(2)(3)	$56,000	$98,000	$83,000	$90,000
Incremental ROI Capital Expenditures for exhaust gas scrubbers	$20,000	$27,000	$27,000	$10,000

(1)	Remaining Quarters and Full Year 2014 includes $29.0 million and $44.0 million in ROI Capital Expenditures, respectively.
(2)	Remaining Quarters and Full Year 2014, 2015 and 2016 exclude amounts for exhaust gas scrubbers.
(3)	Remaining Quarters and Full Year 2014 and 2015 include investment for development of our future cruise destination in Belize.

As of June 30, 2014, we have two ships on order with Meyer Werft for delivery in the fall of 2015 and the spring of 2017. These Breakaway Plus Class Ships will be approximately 163,000 Gross Tons and 4,200 Berths each. The combined contract cost of these two additional ships is approximately €1.4 billion, or $1.9 billion based on the euro/U.S. dollar exchange rate as of June 30, 2014. We have export credit financing in place that provides financing for 80% of their contract prices. We refer you to our Notes to Consolidated Financial Statements Note 9— “Subsequent Events” regarding additional ships on order.

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

Capitalized interest for the three and six months ended June 30, 2014 was $4.1 million and $9.2 million, respectively, primarily associated with the construction of the Breakaway Plus Class Ships. Capitalized interest for the three and six months ended June 30, 2013 was $5.6 million and $13.1 million, respectively, primarily associated with the construction of Norwegian Breakaway and Norwegian Getaway.

Off-Balance Sheet Transactions

None.

Contractual Obligations

As of June 30, 2014, our contractual obligations, with initial or remaining terms in excess of one year, including interest payments on long-term debt obligations, were as follows (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt (1)	$3,502,248	$372,911	$783,249	$1,287,858	$1,058,230
Due to Affiliate (2)	73,906	37,026	36,880	—	—
Operating leases (3)	41,033	6,830	12,603	11,115	10,485
Ship construction contracts (4)	1,865,924	114,745	1,751,179	—	—
Port facilities (5)	259,056	30,980	67,999	57,742	102,335
Interest (6)	489,943	96,274	171,317	108,904	113,448
Other (7)	81,576	44,181	31,526	3,938	1,931
Total	$6,313,686	$702,947	$2,854,753	$1,469,557	$1,286,429

(1)	Net of unamortized original issue discount of $1.2 million. Also includes capital leases.
(2)	Primarily related to the purchase of Norwegian Sky.
(3)	Primarily for offices, motor vehicles and office equipment.
(4)	For two Breakaway Plus Class Ships based on the euro/U.S. dollar exchange rate as of June 30, 2014. Export credit financing is in place from a syndicate of banks.
(5)	Primarily for our usage of certain port facilities.
(6)	Includes fixed and variable rates with LIBOR held constant as of June 30, 2014.
(7)	Future commitments for service and maintenance contracts.

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

Funding Sources

Our debt agreements contain covenants that, among other things, require us to maintain a minimum level of liquidity, as well as limit our net funded debt-to-capital ratio, maintain certain other ratios and restrict our ability to pay dividends. Our ships and substantially all other property and equipment are pledged as collateral for our debt. We believe we were in compliance with these covenants as of June 30, 2014.

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

Interest Rate Risk

From time to time, we consider entering into interest rate swap agreements to mitigate our exposure to interest rate movements and to manage our interest expense. As of June 30, 2014, 51% of our debt was fixed and 49% was variable which includes the effects of the interest rate swap. The notional amount of outstanding debt associated with the interest rate swap agreements as of June 30, 2014 was $654.0 million. Based on our June 30, 2014 outstanding variable rate debt balance, a one percentage point increase in annual LIBOR interest rates would increase our annual interest expense by approximately $17.3 million excluding the effects of capitalization of interest.

Foreign Currency Exchange Rate Risk

We use foreign currency derivatives to hedge the exposure to volatility in foreign currency exchange rates related to our ship construction contracts denominated in euros. As of June 30, 2014, we had a foreign currency forward contract to hedge the foreign currency exchange rate risk on a portion of the final payments on a ship construction contract. The notional amount of our foreign currency forward contract was €20.0 million, or $27.4 million based on the euro/U.S. dollar exchange rate as of June 30, 2014. The remaining payments not hedged aggregate €1,342.8 million, $1,838.5 million based on the euro/U.S. dollar value of the foreign currency denominated remaining payments. We estimate that a 10% change in the euro as of June 30, 2014 would result in a $183.9 million change in the U.S. dollar value of the foreign currency denominated remaining payments.

Fuel Price Risk

Our exposure to market risk for changes in fuel prices relates to the forecasted purchases of fuel on our ships. Fuel expense, as a percentage of our total cruise operating expense, was 16.5% and 17.9% for the three months ended June 30, 2014 and 2013 and 17.1% and 18.9% for each of the six months ended June 30, 2014 and 2013, respectively. From time to time, we use fuel derivative agreements to mitigate the financial impact of fluctuations in fuel prices. As of June 30, 2014, we had hedged approximately 76%, 59% and 37% of our remaining 2014, 2015 and 2016 projected metric tons of certain fuel purchases, respectively. We estimate that a 10% increase in our weighted-average fuel price would increase our anticipated 2014 fuel expense by $14.6 million. This increase would be partially offset by an increase in the fair value of our fuel swap agreements and fuel collars and options of $7.5 million. Fair value of our derivative contracts is derived using valuation models that utilize the income valuation approach. These valuation models take into account the contract terms such as maturity, as well as other inputs such as fuel types, fuel curves, creditworthiness of the counterparty and the Company, as well as other data points.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of June 30, 2014. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our management’s evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2014 to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that it is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Share repurchase activity during the three months ended June 30, 2014 was as follows:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program (in thousands)(1)
April 1, 2014 -April 30, 2014				$500,000
May 1, 2014- May 31, 2014	145,698	$33.46	145,698	$495,125
June 1, 2014- June 30, 2014	2,251,596	$32.99	2,251,596	$420,845

Total	2,397,294	$33.02	2,397,294

(1)	On April 29, 2014, NCLH’s Board of Directors authorized, and NCLH announced, a three-year share repurchase program for up to $500.0 million. The share repurchases in the three months ended June 30, 2014 were made under this share repurchase program. NCLH may make repurchases in the open market, in privately negotiated transactions, in accelerated repurchase programs or in structured share repurchase programs, and any repurchases may be made pursuant to Rule 10b5-1 plans. During the three months ended June 30, 2014, NCLH repurchased approximately 2.4 million ordinary shares under its share repurchase program for $79.2 million, which shares are reflected as treasury shares at cost on the consolidated balance sheet as of June 30, 2014.

Item 5. Other Information

None.

Item 6. Exhibits

10.1*	Addendum No. 2, dated July 9, 2013, to Shipbuilding Contract for Hull identified therein, as amended, by and among Meyer Werft GMBH, the Buyer and NCL Corporation Ltd. +

10.2*	Addendum No. 3, dated May 22, 2014, to Shipbuilding Contract for Hull identified therein, as amended, by and among Meyer Werft GMBH, the Buyer and NCL Corporation Ltd. +

10.3*	Norwegian Cruise Line Holdings Ltd. Employee Stock Purchase Plan.

31.1*	Certification of the President and Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2*	Certification of the Executive Vice President and Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1**	Certifications of the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code

101**	The following unaudited financial statements from Norwegian Cruise Line Holdings Ltd.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, formatted in Extensible Business Reporting Language (XBRL), as follows:

(i)	the Consolidated Statements of Operations for the three and six months ended June 30, 2014 and 2013;

(ii)	the Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2014 and 2013;

(iii)	the Consolidated Balance Sheets as of June 30, 2014 and December 31, 2013;

(iv)	the Consolidated Statements of Cash Flows for the six months ended June 30, 2014 and 2013;

(v)	the Consolidated Statements of Changes in Shareholder’s Equity for the six months ended June 30, 2014 and 2013; and

(vi)	the Notes to Consolidated Financial Statements, tagged in summary and detail.

*	Filed herewith
**	Furnished herewith
+	Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the SEC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORWEGIAN CRUISE LINE HOLDINGS LTD. (Registrant)

By:	/s/ Kevin M. Sheehan
Name:	Kevin M. Sheehan
Title:	President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Wendy A. Beck
Name:	Wendy A. Beck
Title:	Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Dated: July 31, 2014

