Form 10-Q
period 2015-03-31
Norwegian Cruise Line Holdings Ltd.
filed 2015-05-08
CIK 1513761

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

There were 229,727,479 ordinary shares outstanding as of April 30, 2015.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Norwegian Cruise Line Holdings Ltd.

Consolidated Statements of Operations

(Unaudited)

(in thousands, except share and per share data)

	Three Months Ended March 31,
	2015	2014
Revenue
Passenger ticket	$670,483	$448,580
Onboard and other	267,699	215,448
Total revenue	938,182	664,028
Cruise operating expense
Commissions, transportation and other	171,827	116,810
Onboard and other	58,645	47,924
Payroll and related	157,629	99,066
Fuel	87,374	79,040
Food	41,851	37,683
Other	106,374	65,387
Total cruise operating expense	623,700	445,910
Other operating expense
Marketing, general and administrative	154,157	83,389
Depreciation and amortization	99,976	61,640
Total other operating expense	254,133	145,029
Operating income	60,349	73,089
Non-operating income (expense)
Interest expense, net	(50,989)	(31,172)
Other income (expense)	(30,139)	388
Total non-operating income (expense)	(81,128)	(30,784)
Net income (loss) before income taxes	(20,779)	42,305
Income tax benefit (expense)	(677)	9,387
Net income (loss)	(21,456)	51,692
Net income attributable to non-controlling interest	—	425
Net income (loss) attributable to Norwegian Cruise Line Holdings Ltd.	$(21,456)	$51,267
Weighted-average shares outstanding
Basic	224,301,117	205,163,256
Diluted	224,301,117	211,013,814
Earnings (loss) per share
Basic	$(0.10)	$0.25
Diluted	$(0.10)	$0.24

The accompanying notes are an integral part of these consolidated financial statements.

  Norwegian Cruise Line Holdings Ltd.

Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

(in thousands)

	Three Months Ended March 31,
	2015	2014
Net income (loss)	$(21,456)	$51,692

Other comprehensive loss:
Shipboard Retirement Plan	119	94
Cash flow hedges:
Net unrealized loss	(103,765)	(15,356)
Amount realized and reclassified into earnings	21,886	153
Total other comprehensive loss	(81,760)	(15,109)
Total comprehensive income (loss)	(103,216)	36,583
Comprehensive income attributable to non-controlling interest	—	288
Total comprehensive income (loss) attributable to Norwegian Cruise Line Holdings Ltd.	$(103,216)	$36,295

The accompanying notes are an integral part of these consolidated financial statements.

Norwegian Cruise Line Holdings Ltd.

Consolidated Balance Sheets

(Unaudited)

(in thousands, except share data)

	March 31, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$121,422	$84,824
Accounts receivable, net	30,958	32,432
Inventories	56,635	56,555
Prepaid expenses and other assets	115,611	109,924
Total current assets	324,626	283,735
Property and equipment, net	8,628,870	8,623,773
Goodwill and intangible assets	2,365,698	2,383,928
Other long-term assets	273,543	281,641
Total assets	$11,592,737	$11,573,077
Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of long-term debt	$579,670	$576,947
Accounts payable	84,769	101,983
Accrued expenses and other liabilities	614,629	552,514
Due to Affiliate	38,081	37,948
Advance ticket sales	1,056,625	817,207
Total current liabilities	2,373,774	2,086,599
Long-term debt	5,379,082	5,607,157
Due to Affiliate	18,592	18,544
Other long-term liabilities	341,897	341,964
Total liabilities	8,113,345	8,054,264
Commitments and contingencies (Note 9)
Shareholders’ equity:
Ordinary shares, $.001 par value; 490,000,000 shares authorized; 232,205,590 shares issued and 229,719,240 shares outstanding at March 31, 2015 and 230,116,780 shares issued and 227,630,430 shares outstanding at December 31, 2014	232	230
Additional paid-in capital	3,766,137	3,702,344
Accumulated other comprehensive income (loss)	(324,402)	(242,642)
Retained earnings	119,425	140,881
Treasury shares (2,486,350 ordinary shares at cost)	(82,000)	(82,000)
Total shareholders’ equity	3,479,392	3,518,813
Total liabilities and shareholders’ equity	$11,592,737	$11,573,077

The accompanying notes are an integral part of these consolidated financial statements.

Norwegian Cruise Line Holdings Ltd.

Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Three Months Ended March 31,
	2015	2014
Cash flows from operating activities
Net income (loss)	$(21,456)	$51,692
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization expense	104,533	69,708
Loss (gain) on derivatives	29,027	(75)
Deferred income taxes, net	60	1,027
Contingent consideration	(9,100)	—
Write-off of deferred financing fees	195	—
Share-based compensation expense	12,005	1,835
Changes in operating assets and liabilities:
Accounts receivable, net	1,474	260
Inventories	(80)	(4,391)
Prepaid expenses and other assets	(6,044)	(6,476)
Accounts payable	(17,455)	(7,198)
Accrued expenses and other liabilities	(49,493)	3,432
Advance ticket sales	255,556	118,320
Net cash provided by operating activities	299,222	228,134
Cash flows from investing activities
Additions to property and equipment	(58,563)	(746,310)
Net cash used in investing activities	(58,563)	(746,310)
Cash flows from financing activities
Repayments of long-term debt	(477,224)	(258,125)
Proceeds from long-term debt	224,033	784,451
Proceeds from the exercise of share options	51,790	340
Deferred financing fees and other	(2,660)	(197)
Net cash provided by (used in) financing activities	(204,061)	526,469
Net increase in cash and cash equivalents	36,598	8,293
Cash and cash equivalents at beginning of period	84,824	56,467
Cash and cash equivalents at end of period	$121,422	$64,760

The accompanying notes are an integral part of these consolidated financial statements.

  Norwegian Cruise Line Holdings Ltd.

Consolidated Statements of Changes in Shareholders’ Equity

(Unaudited)

(in thousands)

	Ordinary Shares	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Treasury Shares	Non-controlling Interest	Total Shareholders’ Equity
Balance, December 31, 2013	$205	$2,822,864	$(16,690)	$(197,471)	$—	$22,358	$2,631,266

Share-based compensation	—	1,835	—	—	—	—	1,835
Transactions with Affiliates, net	—	(59)	—	—	—	—	(59)
Proceeds from the exercise of share options	—	340	—	—	—	—	340
Other comprehensive loss	—	—	(14,972)	—	—	(137)	(15,109)
Net income	—	—	—	51,267	—	425	51,692
Transfers to non-controlling interest	—	(12,339)	—	—	—	12,339	—
Balance, March 31, 2014	$205	$2,812,641	$(31,662)	$(146,204)	$—	$34,985	$2,669,965

Balance, December 31, 2014	$230	$3,702,344	$(242,642)	$140,881	$(82,000)	$—	$3,518,813

Share-based compensation	—	12,005	—	—	—	—	12,005
Proceeds from the exercise of share options	2	51,788	—	—	—	—	51,790
Other comprehensive loss	—	—	(81,760)	—	—	—	(81,760)
Net loss	—	—	—	(21,456)	—	—	(21,456)
Balance, March 31, 2015	$232	$3,766,137	$(324,402)	$119,425	$(82,000)	$—	$3,479,392

The accompanying notes are an integral part of these consolidated financial statements.

Norwegian Cruise Line Holdings Ltd.

Notes to Consolidated Financial Statements

(Unaudited)

Unless otherwise indicated or the context otherwise requires, references in this report to (i) the “Company,” “we,” “our” and “us” refer to NCLH (as defined below) and its subsidiaries (including Prestige (as defined below), except for periods prior to the consummation of the Acquisition of Prestige (as defined below)), (ii) “NCLC” refers to NCL Corporation Ltd., (iii) “NCLH” refers to Norwegian Cruise Line Holdings Ltd., (iv) “Norwegian Cruise Line” or “Norwegian” refers to the Norwegian Cruise Line brand and its predecessors, (v) “Prestige” refers to Prestige Cruises International, Inc., a Panamanian corporation, together with its consolidated subsidiaries, (vi) “PCH” refers to Prestige Cruise Holdings, Inc., Prestige’s direct wholly-owned subsidiary, which in turn is the parent of Oceania Cruises, Inc. (“Oceania”) and Seven Seas Cruises S. DE R.L. (“Regent”). Oceania also refers to the brand Oceania Cruises and Regent also refers to the brand Regent Seven Seas Cruises, (vii) “Apollo” refers to Apollo Global Management, LLC, its subsidiaries and the affiliated funds it manages and the “Apollo Funds” refers to one or more of AIF VI NCL (AIV), L.P., AIF VI NCL (AIV II), L.P., AIF VI NCL (AIV III), L.P., AIF VI NCL (AIV IV), L.P., AAA Guarantor – Co-Invest VI (B), L.P., Apollo Overseas Partners (Delaware) VI, L.P., Apollo Overseas Partners (Delaware 892) VI, L.P., Apollo Overseas Partners VI, L.P., Apollo Overseas Partners (Germany) VI, L.P., AAA Guarantor — Co-Invest VII, L.P., AIF VI Euro Holdings, L.P., AIF VII Euro Holdings, L.P., Apollo Alternative Assets, L.P., Apollo Management VI, L.P. and Apollo Management VII, L.P., (viii) “TPG Global” refers to TPG Global, LLC, “TPG” refers to TPG Global and its affiliates and the “TPG Viking Funds” refers to one or more of TPG Viking, L.P., TPG Viking AIV I, L.P., TPG Viking AIV II, L.P., and TPG Viking AIV III, L.P. and/or certain other affiliated investment funds, each an affiliate of TPG, (ix) “Genting HK” refers to Genting Hong Kong Limited and/or its affiliates (formerly Star Cruises Limited and/or its affiliates) and owns NCLH’s ordinary shares indirectly through Star NCLC Holdings Ltd. and (x) “Affiliate(s)” or “Sponsor(s)” refers to Genting HK, the Apollo Funds and/or the TPG Viking Funds. References to the “U.S.” are to the United States of America, “dollars” or “$” are to U.S. dollars, “U.K.” are to the United Kingdom and “euros” or “€” are to the official currency of the Eurozone.

1.	Corporate Reorganization

In February 2011, NCLH, a Bermuda limited company, was formed with the issuance to the Sponsors of, in aggregate, 10,000 ordinary shares, with a par value of $.001 per share. On January 24, 2013, NCLH consummated its initial public offering (“IPO”). In connection with the consummation of the IPO, the Sponsors’ ordinary shares in NCLC were exchanged for the ordinary shares of NCLH at a share exchange ratio of 1.0 to 8.42565 and NCLH became the owner of 100% of the ordinary shares and parent company of NCLC (the “Corporate Reorganization”). Accordingly, NCLH contributed $460.0 million to NCLC and the historical financial statements of NCLC became those of NCLH. The Corporate Reorganization was effected solely for the purpose of reorganizing our corporate structure. NCLH had not prior to the completion of the Corporate Reorganization conducted any activities other than those incidental to its formation and to preparations for the Corporate Reorganization and IPO. The Corporate Reorganization resulted in all parties being in the same economic position as they were immediately prior to the IPO. As the economic position of the investors did not change as part of the Corporate Reorganization it is considered a nonsubstantive merger from an accounting perspective.

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

In the fourth quarter of 2014, all Management NCL Corporation Units were exchanged for NCLH ordinary shares and restricted shares. NCLH became the sole member and 100% owner of the economic interests in NCLC and the non-controlling interest no longer exists. Accordingly, NCLC is now treated as a disregarded entity for U.S. federal income tax purposes. No new NCLC profits interests or Management NCL Corporation Units will be issued; however, NCLH has granted, and expects to continue to grant to our management team, options to acquire its ordinary shares under its long-term incentive plan.

2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements are unaudited and, in our opinion, contain all normal recurring adjustments necessary for a fair statement of the results for the periods presented.

Our operations are seasonal and results for interim periods are not necessarily indicative of the results for the entire fiscal year. Historically, demand for cruises has been strongest during the summer months. The interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2014, which are included in our most recently filed Annual Report on Form 10-K.

Reclassification

Certain amounts in prior periods have been reclassified to conform to the current period presentation.

Earnings (Loss) Per Share

A reconciliation between basic and diluted earnings (loss) per share was as follows (in thousands, except share and per share data):

	Three Months Ended March 31,
	2015		2014
Net income (loss) attributable to Norwegian Cruise Line Holdings Ltd.	$(21,456)		$51,267
Net income (loss)	$(21,456)		$51,692
Basic weighted-average shares outstanding	224,301,117		205,163,256
Dilutive effect of awards	—		5,850,558
Diluted weighted-average shares outstanding	224,301,117		211,013,814
Basic earnings (loss) per share	$(0.10)		$0.25
Diluted earnings (loss) per share	$(0.10	)(1)	$0.24

(1)	Due to a net loss, excludes 4,745,812 shares, as including these would be antidilutive.

Revenue and Expense Recognition

Revenue and expense includes taxes assessed by governmental authorities that are directly imposed on a revenue-producing transaction between a seller and a customer. The amounts included in revenue and expense on a gross basis were $51.9 million and $37.9 million for the three months ended March 31, 2015 and 2014, respectively.

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-09, “Revenue from Contracts with Customers.” ASU No. 2014-09 requires entities to recognize revenue through the application of a five-step model, which includes identification of the contract, identification of the performance obligations, determination of the transaction price, allocation of the transaction price to the performance obligation and recognition of revenue as the entity satisfies the performance obligations. Entities have the option of using either a full retrospective or a modified approach to adopt the guidance. In April 2015, the FASB decided to propose a one-year delay in the effective date of the new revenue accounting standard (extending it to 2018). Entities will be allowed to early adopt the guidance as of the original effective date (2017). We are currently evaluating the guidance to determine the potential impact of adopting ASU No. 2014-09 on our results of operations, cash flows and financial position.

In April 2015, the FASB issued ASU No. 2015-03 which was issued to simplify the presentation of debt issuance costs. The guidance requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by these amendments. This guidance should be applied on a retrospective basis, wherein the balance sheet of each individual period presented should be adjusted to reflect the period-specific effects of applying the new guidance. The guidance will be effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted for financial statements that have not been previously issued. We are currently evaluating the impact, if any, of the adoption of this newly issued guidance to our consolidated financial statements.

3.	The Acquisition of Prestige

On November 19, 2014, we completed the Acquisition of Prestige. Consideration for the Acquisition of Prestige includes a cash payment of up to $50 million upon achievement of certain 2015 revenue milestones. The contingent consideration is valued using various projected 2015 revenue scenarios weighted by the likelihood of each scenario occurring. The probability-weighted payout is then discounted at an appropriate discount rate commensurate for the risk of meeting the probabilistic cash flows. As the fair value is measured based upon significant inputs that are unobservable in the market, it was classified as Level 3 in the fair value hierarchy. Level 3 consists of significant unobservable inputs we believe market participants would use in pricing the asset or liability based on the best information available. The significant unobservable inputs used in the fair value measurement of the Company’s contingent consideration are the estimated annual Net Revenue and the probabilities associated with attaining the threshold and target Net Revenue as defined by the Agreement and Plan of Merger. A significant increase in the estimated Net Revenue or an increase in the probability associated with reaching the target would result in a significantly higher fair value measurement, with the maximum fair value not able to exceed $50 million. The $9.1 million fair value adjustment recognized in the three months ended March 31, 2015 is included in marketing, general and administrative expense.

The following table summarizes the change in fair value of the contingent consideration liability (in thousands):

Contingent Consideration Liability
Balance as of December 31, 2014	$43,400
Fair value adjustment (Level 3)	(9,100)
Balance as of March 31, 2015	$34,300

4.	Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) for the three months ended March 31, 2015 was as follows (in thousands):

	Accumulated Other Comprehensive Income (Loss)	Change Related to Cash Flow Hedges		Change Related to Shipboard Retirement Plan
Accumulated other comprehensive income (loss) at beginning of period	$(242,642)	$(234,188)		$(8,454)
Current period other comprehensive loss before reclassifications	(103,765)	(103,765)		—
Amounts reclassified into earnings	22,005	21,886	(1)	119 (2)
Accumulated other comprehensive income (loss) at end of period	$(324,402)	$(316,067	)(3)	$(8,335)

(1)	We refer you to Note 7— “Fair Value Measurements and Derivatives” for the affected line items in the Consolidated Statements of Operations.
(2)	Amortization of prior-service cost and actuarial loss reclassified to payroll and related expense.
(3)	Includes $95 thousand of income expected to be reclassified into earnings in the next 12 months.

Accumulated other comprehensive income (loss) for the three months ended March 31, 2014 was as follows (in thousands):

	Accumulated Other Comprehensive Income (Loss)	Change Related to Cash Flow Hedges	Change Related to Shipboard Retirement Plan
Accumulated other comprehensive income (loss) at beginning of period	$(16,690)	$(10,532)	$(6,158)
Current period other comprehensive loss before reclassifications	(15,217)	(15,217)	—
Amounts reclassified into earnings	245	152 (1)	93 (2)
Accumulated other comprehensive income (loss) at end of period	$(31,662)	$(25,597)	$(6,065)

(1)	We refer you to Note 7— “Fair Value Measurements and Derivatives” for the affected line items in the Consolidated Statements of Operations.
(2)	Amortization of prior-service cost and actuarial loss reclassified to payroll and related expense.

5.	Related Party Disclosures

In March 2015, the Selling Shareholders sold 12,500,000 ordinary shares of NCLH in a Secondary Equity Offering. The Company did not receive any proceeds from this offering. As of March 31, 2015, the relative ownership percentages of NCLH’s ordinary shares were as follows: Genting HK (22.0%), the Apollo Funds (23.8%), the TPG Viking Funds (4.3%), and public shareholders (49.9%).

In March 2015, we entered into an agreement with SWB Yankees, LLC related to sponsorship of and advertising with the Scranton/Wilkes-Barre RailRiders, a Minor League Baseball team. Pursuant to the agreement, we will pay an annual fee to SWB Yankees, LLC of $200,000. Mr. David M. Abrams, one of our directors, is the co-managing partner of the Scranton/Wilkes-Barre RailRiders.

6.	Income Tax Benefit (Expense)

NCLH is treated as a corporation for U.S. federal income tax purposes. In 2015, we had an income tax expense of $0.7 million compared to an income tax benefit of $9.4 million for 2014. The benefit for 2014 includes a $6.7 million non-recurring benefit associated with the election of a tax method to calculate deductible interest expense.

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

The following table sets forth our derivatives measured at fair value and discloses the balance sheet location (in thousands):

		Asset		Liability
	Balance Sheet location	March 31, 2015	December 31, 2014	March 31, 2015	December 31, 2014
Fuel swaps designated as hedging instruments
	Accrued expenses and other liabilities	$773	$—	$97,282	$111,304
	Other long-term liabilities	223	190	69,874	77,250
Foreign currency forward contracts designated as hedging instruments
	Accrued expenses and other liabilities	—	—	107,310	29,498

		Asset		Liability
	Balance Sheet location	March 31, 2015	December 31, 2014	March 31, 2015	December 31, 2014
	Other long-term liabilities	168	—	19,864	118
Foreign currency collar not designated as a hedging instrument
	Other long-term liabilities	—	—	45,697	16,744
Interest rate swaps designated as hedging instruments
	Accrued expenses and other liabilities	—	—	6,693	5,736
	Other long-term liabilities	—	—	4,858	3,104
Interest rate swap not designated as a hedging instrument
	Accrued expenses and other liabilities	—	—	—	3,823

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

Our derivative contracts include rights of offset with our counterparties. We have elected to net certain assets and liabilities within counterparties. We are not required to post cash collateral related to our derivative instruments. The following table discloses the amounts recognized within the balance sheets (in thousands):

March 31, 2015	Gross Amounts	Gross Amounts Offset	Total Net Amounts	Gross Amounts Not Offset	Net Amounts
Liabilities	$351,578	$(1,164)	$350,414	$(164,558)	$185,856

December 31, 2014	Gross Amounts	Gross Amounts Offset	Total Net Amounts	Gross Amounts Not Offset	Net Amounts
Liabilities	$247,577	$(190)	$247,387	$(59,023)	$188,364

Fuel Swaps

As of March 31, 2015, we had fuel swaps maturing through December 31, 2018 which are used to mitigate the financial impact of volatility in fuel prices pertaining to approximately 1.2 million metric tons of our projected fuel purchases.

The effects on the consolidated financial statements of the fuel swaps which were designated as cash flow hedges were as follows (in thousands):

	Three Months Ended March 31,
	2015	2014
Loss recognized in other comprehensive loss – effective portion	$(2,801)	$(9,771)
Loss recognized in other income (expense) – ineffective portion	(6,051)	(416)
Amount reclassified from accumulated other comprehensive income (loss) into fuel expense	20,536	(705)

Fuel Collars and Options

We had fuel collars and fuel options maturing through December 2014, which were used to mitigate the financial impact of volatility in fuel prices of our fuel purchases.

The effects on the consolidated financial statements of the fuel collars which were designated as cash flow hedges were as follows (in thousands):

	Three Months Ended March 31,
	2015	2014
Loss recognized in other comprehensive loss – effective portion	$—	$(324)
Gain recognized in other income (expense) – ineffective portion	—	108
Amount reclassified from accumulated other comprehensive income (loss) into fuel expense	238	370

The effects on the consolidated financial statements of the fuel options which were not designated as hedging instruments were as follows (in thousands):

	Three Months Ended March 31,
	2015	2014
Gain recognized in other income (expense)	$—	$85

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

The effects on the consolidated financial statements of the foreign currency options which were designated as cash flow hedges were as follows (in thousands):

	Three Months Ended March 31,
	2015	2014
Loss recognized in other comprehensive loss – effective portion	$—	$(1,157)
Loss recognized in other income (expense) – ineffective portion	—	(241)
Amount reclassified from accumulated other comprehensive income (loss) into depreciation and amortization expense	330	279

Foreign Currency Forward Contracts

As of March 31, 2015, we had foreign currency forward contracts which are used to mitigate the financial impact of volatility in foreign currency exchange rates related to our ship construction contracts and forecasted Dry-dock payments denominated in euros. The notional amount of our foreign currency forward contracts was €888.5 million, or $953.4 million based on the euro/U.S. dollar exchange rate as of March 31, 2015.

The effects on the consolidated financial statements of the foreign currency forward contracts which were designated as cash flow hedges were as follows (in thousands):

	Three Months Ended March 31,
	2015	2014
Loss recognized in other comprehensive loss – effective portion	$(97,375)	$(1,076)
Loss recognized in other income (expense) – ineffective portion	(15)	(1)
Amount reclassified from accumulated other comprehensive income (loss) into depreciation and amortization expense	(64)	(53)

Foreign Currency Collar

We had a foreign currency collar that matured in January 2014, which was used to mitigate the volatility of foreign currency exchange rates related to our ship construction contracts denominated in euros.

The effects on the consolidated financial statements of the foreign currency collar which was designated as a cash flow hedge was as follows (in thousands):

	Three Months Ended March 31,
	2015	2014
Loss recognized in other comprehensive loss – effective portion	$—	$(1,588)
Amount reclassified from accumulated other comprehensive income (loss) into depreciation and amortization expense	(91)	(60)

As of March 31, 2015, we had a foreign currency collar which is used to mitigate the financial impact of volatility in foreign currency exchange rates related to a ship construction contract. The notional amount of our foreign currency collar was €274.4 million, or $294.5 million based on the euro/U.S. dollar exchange rate as of March 31, 2015.

The effect on the consolidated financial statements of the foreign currency collar contract which was not designated as a cash flow hedge was as follows (in thousands):

	Three Months Ended March 31,
	2015	2014
Loss recognized in other income (expense)	$(28,953)	$—

Interest Rate Swaps

As of March 31, 2015, we had interest rate swap agreements to mitigate our exposure to interest rate movements and to manage our interest expense. The notional amount of outstanding debt associated with the interest rate swap agreements was $1.2 billion.

The effects on the consolidated financial statements of the interest rates swaps which were designated as cash flow hedges were as follows (in thousands):

	Three Months Ended March 31,
	2015	2014
Loss recognized in other comprehensive loss – effective portion	$(3,589)	$(1,440)
Loss recognized in other income (expense)– ineffective portion	(7)	—
Amount reclassified from accumulated other comprehensive income (loss) into interest expense, net	937	322

We had an interest rate swap that matured in January 2015, which was used to mitigate our exposure to interest rate movements and to manage our interest expense.

The effect on the consolidated financial statements of the interest rate swap which was not designated as a cash flow hedge was as follows (in thousands):

	Three Months Ended March 31,
	2015	2014
Loss recognized in other income (expense)	$(2)	$—

Long-Term Debt

As of March 31, 2015 and December 31, 2014, the fair value of our long-term debt, including the current portion, was $6,025.1 million and $6,229.1 million, which was $67.2 million and $45.0 million higher, respectively, than the carrying values. The difference between the fair value and carrying value of our long-term debt is due to our fixed and variable rate debt obligations carrying interest rates that are above or below market rates at the measurement dates. The fair value of our long-term debt was calculated based on estimated rates for the same or similar instruments with similar terms and remaining maturities. The calculation of the fair value of our long-term debt is considered a Level 2 input.

Other

The carrying amounts reported in the consolidated balance sheets of all financial assets and liabilities other than our long-term debt approximate fair value.

8.	Employee Benefits and Share Option Plans

Share Option Awards

The following is a summary of option activity under our share option plan for the three months ended March 31, 2015:

	Number of Share Option Awards		Weighted-Average Exercise Price		Weighted- Average Contractual Term	Aggregate Intrinsic Value
	Time-Based Awards	Performance- Based Awards	Time-Based Awards	Performance- Based Awards	(years)	(in thousands)
Outstanding as of January 1, 2015	6,079,881	1,457,314	$29.92	$19.00	7.61	$142,831
Granted	100,000	—	43.91	—
Exercised	(1,692,001)	(304,100)	27.19	19.00
Forfeited and cancelled	(693,636)	(477,611)	32.28	19.00
Outstanding as of March 31, 2015	3,794,244	675,603	31.08	19.00	7.75	110,669

The total intrinsic value of options exercised during the three months ended March 31, 2015 was $44.8 million and total cash received by the Company from options exercised was $51.8 million. Share-based compensation expense for the three months ended March 31, 2015 was $12.0 million, which includes $8.2 million related to the acceleration of certain equity awards of the former President and Chief Executive Officer, and was recorded in marketing, general and administrative expense.

Restricted Share Awards

The following is a summary of restricted share activity for the three months ended March 31, 2015:

	Number of Time-Based Awards	Weighted- Average Grant Date Fair Value	Number of Performance- Based Awards	Weighted- Average Grant Date Fair Value
Non-vested as of January 1, 2015	196,644	$3.43	1,208,608	$3.37
Granted	4,815	46.70	—	—
Vested	(14,994)	11.16	(56,687)	4.13
Forfeited or Expired	(70,668)	2.70	(587,870)	2.79

Non-vested and expected to vest as of March 31, 2015	115,797	4.68	564,051	3.90

Other Employee Matters

On January 8, 2015, Kevin M. Sheehan resigned as President and Chief Executive Officer of the Company, together with all of his positions and offices with the Company and its subsidiaries or affiliates, effective immediately. In connection with Mr. Sheehan’s resignation from the Company, Mr. Sheehan and the Company entered into a Separation Agreement and Release (the “Separation Agreement”). The Separation Agreement sets forth the terms of Mr. Sheehan’s resignation from the Company, including, among other things, a general release of claims in favor of the Company and certain non-competition, non-solicitation, confidentiality and cooperation undertakings. The Separation Agreement also provides that Mr. Sheehan will receive (i) all of his accrued and unpaid base salary (and accrued and unpaid vacation time) through January 8, 2015 (the “Effective Date”), (ii) his previously approved bonus payment for fiscal year 2014 of $1,627,500, (iii) a one-time cash separation payment in an amount equal to his base salary and target bonus and (iv) vesting of a portion of his outstanding unvested equity-based awards as of the Effective Date, and all remaining unvested equity-based awards shall immediately terminate, expire and be forfeited as of the Effective Date. This resulted in a total severance expense of $13.4 million of which $8.2 million was due to the acceleration of the equity-based awards which was recorded in marketing, general and administrative expense in January 2015.

Effective as of January 8, 2015, Frank J. Del Rio, was appointed President and Chief Executive Officer of the Company.

9.	Commitments and Contingencies

Ship Construction Contracts

We have four Breakaway Plus Class Ships on order with Meyer Werft shipyard for delivery in the fall of 2015, spring of 2017, spring of 2018 and fall of 2019. These ships will be the largest in our fleet, reaching approximately 164,600 Gross Tons and up to 4,200 Berths each and will be similar in design and innovation to our Breakaway Class Ships. The combined contract price of these four ships is approximately €3.1 billion, or $3.3 billion based on the euro/U.S. dollar exchange rate as of March 31, 2015. We have export credit financing in place that provides financing for 80% of their contract prices. We also have a contract with Fincantieri shipyard to build a luxury cruise ship to be named Seven Seas Explorer. The contract price of the ship is approximately €343.0 million, or approximately $368.1 million based on the euro/U.S. dollar exchange rate as of March 31, 2015. We have export credit financing in place that provides financing for 80% of the ship’s contract price. Seven Seas Explorer is expected to be delivered in the summer of 2016.

In connection with the contracts to build the ships, we do not anticipate any contractual breaches or cancellation to occur. However, if any would occur, it could result in, among other things, the forfeiture of prior deposits or payments made by us and potential claims and impairment losses which may materially impact our business, financial condition and results of operations.

Litigation

In the normal course of our business, various claims and lawsuits have been filed or are pending against us. Most of these claims and lawsuits are covered by insurance and, accordingly, the maximum amount of our liability is typically limited to our deductible amount. Nonetheless, the ultimate outcome of these claims and lawsuits that are not covered by insurance cannot be determined at this time. We have evaluated our overall exposure with respect to all of our threatened and pending litigation and, to the extent required, we have accrued amounts for all estimable probable losses associated with our deemed exposure. We are currently unable to estimate any other potential contingent losses beyond those accrued, as discovery is not complete nor is adequate information available to estimate such range of loss or potential recovery. We intend to vigorously defend our legal position on all claims and, to the extent necessary, seek recovery.

10.	Restructuring Costs

Due to the Acquisition of Prestige, a number of employee positions were consolidated. As of March 31, 2015, we had an accrual balance of $11.1 million for restructuring costs for severance and other employee-related costs. The current period expense of $4.7 million is included in marketing general and administrative expense.

The following table summarizes changes in the accrual (in thousands):

Restructuring costs
Balance as of December 31, 2014	$(7,956)
Amounts paid	1,568
Additional accrued expense	(4,664)
Balance as of March 31, 2015	$(11,052)

11.	Supplemental Cash Flow Information

For the three months ended March 31, 2015 we had non-cash investing activities in connection with a capital lease of $27.6 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Concerning Forward-Looking Statements

Certain statements in this report constitute forward-looking statements intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical facts contained, or incorporated by reference, in this report, including, without limitation, those regarding our business strategy, financial position, results of operations, plans, prospects and objectives of management for future operations (including development plans and objectives relating to our activities), are forward-looking statements. Many, but not all, of these statements can be found by looking for words like “expect,” “anticipate,” “goal,” “project,” “plan,” “believe,” “seek,” “will,” “may,” “forecast,” “estimate,” “intend” and “future” and similar words. Forward-looking statements do not guarantee future performance and may involve risks, uncertainties and other factors which could cause our actual results, performance or achievements to differ materially from the future results, performance or achievements expressed or implied in those forward-looking statements. Examples of these risks, uncertainties and other factors include, but are not limited to:

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

The interim consolidated financial statements should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2014, which are included in our most recently filed Annual Report on Form 10-K.

Terminology

This report includes certain non-GAAP financial measures, such as Net Revenue, Net Yield, Net Cruise Cost, Adjusted Net Yield, Adjusted Net Revenue, Adjusted Net Cruise Cost Excluding Fuel, Adjusted EBITDA, Adjusted Net Income and Adjusted EPS. Definitions of these non-GAAP financial measures are included below. For further information about our non-GAAP financial measures including detailed adjustments made in calculating our non-GAAP financial measures and a reconciliation to the most directly comparable GAAP financial measure, we refer you to “Results of Operations” below.

Unless otherwise indicated in this report, the following terms have the meanings set forth below:

•	Acquisition of Prestige. In November 2014, pursuant to the Merger Agreement, we acquired Prestige in a cash and stock transaction for total consideration of $3.025 billion, including the assumption of debt. The acquisition consideration is subject to an additional cash payment of up to $50 million upon achievement of certain 2015 revenue milestones.

•	Adjusted EBITDA. EBITDA adjusted for other income (expense) and other supplemental adjustments.

•	Adjusted EPS. Adjusted Net Income divided by the number of diluted weighted-average shares.

•	Adjusted Net Cruise Cost Excluding Fuel. Net Cruise Cost less fuel expense adjusted for supplemental adjustments.

•	Adjusted Net Income. Net income adjusted for supplemental adjustments.

•	Adjusted Net Revenue. Net Revenue adjusted for supplemental adjustments.

•	Adjusted Net Yield. Net Yield adjusted for supplemental adjustments.

•	Berths. Double occupancy capacity per stateroom (single occupancy per studio stateroom) even though many staterooms can accommodate three or more passengers.

•	Breakaway Class Ships. Norwegian Breakaway and Norwegian Getaway.

•	Breakaway Plus Class Ships. The next generation of ships which are similar in design and innovation to Breakaway Class Ships.

•	Breakaway Two Credit Facility. €529.8 million Breakaway Two Credit Agreement, dated as of November 18, 2010, by and among Breakaway Two, Ltd. and a syndicate of international banks and related Guarantee by NCL Corporation Ltd., as amended.

•	Business Enhancement Capital Expenditures. Capital expenditures other than those related to new ship construction and ROI Capital Expenditures.

•	Capacity Days. Available Berths multiplied by the number of cruise days for the period.

•	Charter. The hire of a ship for a specified period of time.

•	Constant Currency. A calculation whereby foreign currency-denominated revenue and expenses in a period are converted at the U.S. dollar exchange rate of a comparable period in order to eliminate the effects of the foreign exchange fluctuations.

•	Dry-dock. A process whereby a ship is positioned in a large basin where all of the fresh/sea water is pumped out in order to carry out cleaning and repairs of those parts of a ship which are below the water line.

•	EPS. Earnings per share.

•	EBITDA. Earnings before interest, taxes, depreciation and amortization.

•	GAAP. Generally accepted accounting principles in the U.S.

•	Gross Cruise Cost. The sum of total cruise operating expense and marketing, general and administrative expense.

•	Gross Tons. A unit of enclosed passenger space on a cruise ship, such that one gross ton = 100 cubic feet or 2.831 cubic meters.

•	Gross Yield. Total revenue per Capacity Day.

•	IPO. The initial public offering of 27,058,824 ordinary shares, par value $.001 per share, of NCLH, which was consummated on January 24, 2013.

•	Management NCL Corporation Units. NCLC’s previously outstanding profits interests issued to management (or former management) of NCLC which were converted into units in NCLC in connection with our corporate reorganization.

•	Merger Agreement. Agreement and Plan of Merger, dated as of September 2, 2014, by and among Prestige, NCLH, Portland Merger Sub, Inc. and Apollo Management, L.P., as amended, for the Acquisition of Prestige.

•	Net Cruise Cost. Gross Cruise Cost less commissions, transportation and other expense and onboard and other expense.

•	Net Cruise Cost Excluding Fuel. Net Cruise Cost less fuel expense.

•	Net Revenue. Total revenue less commissions, transportation and other expense and onboard and other expense.

•	Net Yield. Net Revenue per Capacity Day.

•	Occupancy Percentage. The ratio of Passenger Cruise Days to Capacity Days. A percentage in excess of 100% indicates that three or more passengers occupied some staterooms.

•	Passenger Cruise Days. The number of passengers carried for the period, multiplied by the number of days in their respective cruises.

•	Revolving Loan Facility. $625.0 million senior secured revolving credit facility maturing on May 24, 2018.

•	ROI Capital Expenditures. Comprised of project-based capital expenditures which have a quantified return on investment.

•	Secondary Equity Offering(s). Secondary public offering(s) of NCLH’s ordinary shares in March 2015, March 2014, December 2013 and August 2013.

•	Selling Shareholders. The TPG Viking Funds and Genting HK.

•	Shipboard Retirement Plan. An unfunded defined benefit pension plan for certain crew members which computes benefits based on years of service, subject to certain requirements.

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

Passenger ticket revenue primarily consists of revenue for accommodations, meals in certain restaurants on the ship, certain onboard entertainment, and includes revenue for service charges and air and land transportation to and from the ship to the extent guests purchase these items from us. Onboard and other revenue primarily consists of revenue from gaming, beverage sales, shore excursions, specialty dining, retail sales, spa services, photo services as well as certain Charter revenue. We record onboard revenue from onboard activities we perform directly or that are performed by independent concessionaires, from which we receive a share of their revenue.

Our cruise operating expense is classified as follows:

•	Commissions, transportation and other primarily consists of direct costs associated with passenger ticket revenue. These costs include travel agent commissions, air and land transportation expenses, related credit card fees, costs associated with service charges, certain port expenses, the costs associated with shore excursions and hotel accommodations included as part of the overall cruise purchase price.

•	Onboard and other primarily consists of direct costs that are incurred in connection with onboard and other revenue. These include costs incurred in connection with shore excursions, beverage sales and gaming.

•	Payroll and related consists of the cost of wages and benefits for shipboard employees and costs for a third party that provides crew and other services for certain of our ships.

•	Fuel includes fuel costs, the impact of certain fuel hedges and fuel delivery costs.

•	Food consists of food costs for passengers and crew on certain of our ships.

•	Other consists of repairs and maintenance (including Dry-dock costs), ship insurance, Charter costs and other ship expenses.

Critical Accounting Policies

For a discussion of our critical accounting policies and estimates, see “Critical Accounting Policies” included in our Annual Report on Form 10-K for the year ended December 31, 2014 under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We have made no significant changes to our critical accounting policies and estimates from those described in our Annual Report on Form 10-K for the year ended December 31, 2014.

Quarterly Overview

For the first quarter of 2015, on a GAAP basis, net loss and diluted loss per share were $(21.5) million and $(0.10), respectively. We reported Adjusted Net Income of $62.6 million and Adjusted EPS of $0.27, which primarily excludes $13.5 million of expenses related to non-cash compensation, $10.4 million of expenses related to severance expenses, $21.2 million of a deferred revenue adjustment, $18.1 million related to the amortization of intangible assets, $9.1 million of contingent consideration adjustment and $29.0 million related to a derivative fair value adjustment.

In March 2015, the Selling Shareholders sold 12,500,000 ordinary shares of NCLH in a Secondary Equity Offering. We did not receive any proceeds from this offering.

Three months ended March 31, 2015 (“2015”) compared to the three months ended March 31, 2014 (“2014”)

Total revenue increased 41.3% to $938.2 million in 2015 compared to $664.0 million in 2014. Net Revenue in 2015 increased 41.7% to $707.7 million from $499.3 million in 2014 due to an increase in Capacity Days of 22.8% and Net Yield of 15.4%.The increase in Capacity Days was primarily due to the Acquisition of Prestige and the operation of Norwegian Getaway for the full quarter.

Operating income was $60.3 million in 2015 compared to $73.1 million in 2014 and Adjusted EBITDA (we refer you to our “Results of Operations” below for a calculation of Adjusted EBITDA) improved 41.6% for the same period.

Results of Operations

The following table sets forth operating data as a percentage of total revenue:

	Three Months Ended March 31,
	2015	2014

Revenue
Passenger ticket	71.5%	67.6%
Onboard and other	28.5%	32.4%
Total revenue	100.0%	100.0%

Cruise operating expense
Commissions, transportation and other	18.3%	17.6%
Onboard and other	6.3%	7.2%
Payroll and related	16.8%	14.9%

	Three Months Ended March 31,
	2015	2014
Fuel	9.3%	11.9%
Food	4.5%	5.8%
Other	11.3%	9.8%
Total cruise operating expense	66.5%	67.2%

Other operating expense
Marketing, general and administrative	16.4%	12.5%
Depreciation and amortization	10.7%	9.3%
Total other operating expense	27.1%	21.8%
Operating income	6.4%	11.0%

Non-operating income (expense)
Interest expense, net	(5.4)%	(4.7)%
Other income (expense)	(3.2)%	0.1%
Total non-operating income (expense)	(8.6)%	(4.6)%

Net income (loss) before income taxes	(2.2)%	6.4%
Income tax benefit (expense)	(0.1)%	1.4%
Net income (loss)	(2.3)%	7.8%
Net income attributable to non-controlling interest	—	0.1%
Net income (loss) attributable to Norwegian Cruise Line Holdings Ltd.	(2.3)%	7.7%

The following table sets forth selected statistical information:

	Three Months Ended March 31,
	2015	2014
Passengers carried	513,526	455,163
Passenger Cruise Days	3,768,115	3,075,402
Capacity Days	3,556,468	2,895,984
Occupancy Percentage	106.0%	106.2%

Net Revenue, Adjusted Net Revenue, Gross Yield, Net Yield and Adjusted Net Yield were calculated as follows (in thousands, except Capacity Days and Yield data):

	Three Months Ended March 31,
	2015	2015 Constant Currency	2014
Passenger ticket revenue	$670,483	$678,693	$448,580
Onboard and other revenue	267,699	267,699	215,448
Total revenue	938,182	946,392	664,028
Less:
Commissions, transportation and other expense	171,827	173,789	116,810
Onboard and other expense	58,645	58,645	47,924
Net Revenue	707,710	713,958	499,294
Non-GAAP Adjustment:
Deferred revenue (1)	21,194	21,194	—
Adjusted Net Revenue	$728,904	$735,152	$499,294
Capacity Days	3,556,468	3,556,468	2,895,984

	Three Months Ended March 31,
	2015	2015 Constant Currency	2014
Gross Yield	$263.80	$266.10	$229.29
Net Yield	$198.99	$200.75	$172.41
Adjusted Net Yield	$204.95	$206.71	$172.41

(1)	Reflects deferred revenue fair value adjustments totaling $21.2 million related to the Acquisition of Prestige that were made pursuant to business combination accounting rules.

Gross Cruise Cost, Net Cruise Cost, Net Cruise Cost Excluding Fuel and Adjusted Net Cruise Cost Excluding Fuel were calculated as follows (in thousands, except Capacity Days and per Capacity Day data):

	Three Months Ended March 31,
	2015	2015 Constant Currency	2014
Total cruise operating expense	$623,700	$626,300	$445,910
Marketing, general and administrative expense	154,157	155,314	83,389
Gross Cruise Cost	777,857	781,614	529,299
Less:
Commissions, transportation and other expense	171,827	173,789	116,810
Onboard and other expense	58,645	58,645	47,924
Net Cruise Cost	547,385	549,180	364,565
Less: Fuel expense	87,374	87,374	79,040
Net Cruise Cost Excluding Fuel	460,011	461,806	285,525
Less Non-GAAP Adjustments:
Non-cash deferred compensation (1)	1,453	1,453	839
Non-cash share-based compensation (2)	12,005	12,005	1,835
Secondary Equity Offering expenses (3)	—	—	1,877
Severance payments and other fees (4)	10,387	10,387	—
NCL Management Units exchange expenses (5)	624	624	—
Acquisition expenses (6)	400	400	—
Contingent consideration adjustment (7)	(9,100)	(9,100)	—
Adjusted Net Cruise Cost Excluding Fuel	$444,242	$446,037	$280,974
Capacity Days	3,556,468	3,556,468	2,895,984
Gross Cruise Cost per Capacity Day	$218.72	$219.77	$182.77
Net Cruise Cost per Capacity Day	$153.91	$154.42	$125.89
Net Cruise Cost Excluding Fuel per Capacity Day	$129.34	$129.85	$98.59
Adjusted Net Cruise Cost Excluding Fuel per Capacity Day	$124.91	$125.42	$97.02

(1)	Non-cash share-based compensation expenses related to the crew pension plan, which are included in payroll and related expense.

(2)	Non-cash share-based compensation expenses related to equity grants, which are included in marketing, general and administrative expense.

(3)	Expenses related to a Secondary Equity Offering, which are included in marketing, general and administrative expense.

(4)	Severance payments and other expenses related to restructuring costs and other severance arrangements included in marketing, general and administrative expense.

(5)	Expenses related to the exchange of Management NCL Corporation Units for ordinary shares included in marketing, general and administrative expense.

(6)	Expenses related to the Acquisition of Prestige included in marketing, general and administrative expense.

(7)	Contingent consideration fair value adjustment related to the Acquisition of Prestige, which is included in marketing, general and administrative expense.

Adjusted Net Income and Adjusted EPS were calculated as follows (in thousands, except share and per share data):

	Three Months Ended March 31,
	2015		2014
Net income (loss) attributable to Norwegian Cruise Line Holdings Ltd.	$(21,456)		$51,267
Net income attributable to non-controlling interest	—		425
Net income (loss)	(21,456)		51,692
Non-GAAP Adjustments:
Non-cash deferred compensation (1)	1,453		839
Non-cash share-based compensation (2)	12,005		1,835
Secondary Equity Offering expenses (3)	—		1,877
Tax benefit (4)	—		(6,685)
Severance payments and other fees (5)	10,387		—
NCL Management Units exchange expenses (6)	624		—
Acquisition expenses (7)	400		—
Deferred revenue (8)	21,194		—
Amortization of intangible assets (9)	18,146		—
Contingent consideration adjustment (10)	(9,100)		—
Derivative adjustment (11)	28,953		—
Adjusted Net Income	$62,606		$49,558
Diluted weighted–average shares outstanding – Net income (loss)	224,301,117	(12)	211,013,814
Diluted weighted–average shares outstanding – Adjusted Net Income	229,046,929		211,013,814
Diluted earnings (loss) per share	$(0.10)		$0.24
Adjusted EPS	$0.27		$0.23

(1)	Non-cash share-based compensation expenses related to the crew pension plan, which are included in payroll and related expense.

(2)	Non-cash share-based compensation expenses related to equity grants, which are included in marketing, general and administrative expense.

(3)	Expenses related to a Secondary Equity Offering, which are included in marketing, general and administrative expense.

(4)	Tax benefit of $6.7 million from a change in estimate of tax provision associated with a change in our corporate entity structure included in income tax benefit (expense).

(5)	Severance payments and other expenses related to restructuring costs and other severance arrangements included in marketing, general and administrative expense.

(6)	Expenses related to the exchange of Management NCL Corporation Units for ordinary shares included in marketing, general and administrative expense.

(7)	Expenses related to the Acquisition of Prestige included in marketing, general and administrative expense.

(8)	Deferred revenue fair value adjustments related to the Acquisition of Prestige that were made pursuant to business combination accounting rules, which are primarily included in Net Revenue.

(9)	Amortization of intangible assets related to the Acquisition of Prestige, which are included in depreciation and amortization expense.

(10)	Contingent consideration fair value adjustment related to the Acquisition of Prestige, which is included in marketing, general and administrative expense.

(11)	Derivative fair value adjustment for a foreign exchange collar which does not receive hedge accounting treatment.

(12)	Due to a net loss, excludes 4,745,812 shares, as including these would be antidilutive.

EBITDA and Adjusted EBITDA was calculated as follows (in thousands):

	Three Months Ended March 31,
	2015	2014
Net income (loss) attributable to Norwegian Cruise Line Holdings Ltd.	$(21,456)	$51,267
Interest expense, net	50,989	31,172
Income tax expense (benefit)	677	(9,387)
Depreciation and amortization expense	99,976	61,640
EBITDA	130,186	134,692
Net income attributable to non-controlling interest	—	425
Other (income) expense	30,139	(388)
Non-GAAP Adjustments:
Non-cash deferred compensation (1)	1,453	839
Non-cash share-based compensation (2)	12,005	1,835
Secondary Equity Offering expenses (3)	—	1,877
Severance payments and other fees (4)	10,387	—
NCL Management Units exchange expenses (5)	624	—
Acquisition expenses (6)	400	—
Deferred revenue (7)	21,194	—
Contingent consideration adjustment (8)	(9,100)	—
Adjusted EBITDA	$197,288	$139,280

(1)	Non-cash share-based compensation expenses related to the crew pension plan, which are included in payroll and related expense.

(2)	Non-cash share-based compensation expenses related to equity grants, which are included in marketing, general and administrative expense.

(3)	Expenses related to a Secondary Equity Offering, which are included in marketing, general and administrative expense.

(4)	Severance payments and other expenses related to restructuring costs and other severance arrangements included in marketing, general and administrative expense.

(5)	Expenses related to the exchange of Management NCL Corporation Units for ordinary shares included in marketing, general and administrative expense.

(6)	Expenses related to the Acquisition of Prestige included in marketing, general and administrative expense.

(7)	Deferred revenue fair value adjustments related to the Acquisition of Prestige that were made pursuant to business combination accounting rules, which are primarily included in Net Revenue.

(8)	Contingent consideration fair value adjustment related to the Acquisition of Prestige, which is included in marketing, general and administrative expense.

Three months ended March 31, 2015 (“2015”) compared to three months ended March 31, 2014 (“2014”)

Revenue

Total revenue increased 41.3% to $938.2 million in 2015 compared to $664.0 million in 2014. Net Revenue in 2015 increased 41.7% to $707.7 million from $499.3 million in 2014 due to an increase in Capacity Days of 22.8% and Net Yield of 15.4%.The increase in Capacity Days was primarily due to the Acquisition of Prestige and the operation of Norwegian Getaway for the full quarter. The increase in Net Yield was due to an increase in passenger ticket pricing and higher onboard and other revenue. Adjusted Net Revenue includes a deferred revenue fair value adjustment of $21.2 million related to the Acquisition of Prestige. On a Constant Currency basis, Net Yield and Adjusted Net Yield increased 16.4% and 19.9%, respectively, in 2015 compared to 2014.

Expense

Total cruise operating expense increased 39.9% in 2015 compared to 2014 primarily due to the increase in Capacity Days as discussed above. Total other operating expense increased 75.2% in 2015 compared to 2014 primarily due to an increase in marketing general and administrative expenses primarily related to the Acquisition of Prestige including certain restructuring and severance costs, the adjustment for the contingent consideration related to the Acquisition of Prestige as well as amortization expense related to the intangible assets and depreciation related to the Prestige ships. On a Capacity Day basis, Net Cruise Cost increased 22.3% (22.7% on a Constant Currency basis) due to an increase in marketing general and administrative expenses as discussed above and certain crew related expenses partially offset by the decrease in fuel expense which was primarily the result of a 18.2% decrease in the average fuel price to $526 per metric ton in 2015 from $643 per metric ton in 2014. Adjusted Net Cruise Cost Excluding Fuel per Capacity Day increased 28.7% (29.3% on a Constant Currency basis) primarily due to the increase in expenses discussed above.

Interest expense, net increased to $51.0 million in 2015 from $31.2 million in 2014 primarily due to an increase in average debt outstanding in connection with the Acquisition of Prestige. Other income (expense) was $(30.1) million in 2015 primarily related to the derivative fair value adjustment for a foreign exchange collar which does not receive hedge accounting treatment.

In 2015 we had an income tax expense of $0.7 million. In 2014 we had an income tax benefit of $9.4 million. During the fourth quarter of 2013, we completed the implementation of a global tax platform, which had a favorable impact on the amount of income subject to U.S. corporate tax. This favorable impact continued through calendar year 2014. In addition, during the first quarter of 2014, we received information which allowed us to elect a tax method to calculate deductible interest expense resulting in a tax benefit of $11.1 million including a $6.7 million non-recurring benefit that has been excluded from Adjusted Net Income and Adjusted EPS for the three months ended March 31, 2014.

Liquidity and Capital Resources

General

As of March 31, 2015, our liquidity was $685.4 million consisting of $121.4 million in cash and cash equivalents and $564.0 million available under our Revolving Loan Facility. Our primary ongoing liquidity requirements are to finance working capital, capital expenditures and debt service.

As of March 31, 2015, we had a working capital deficit of $2.0 billion. This deficit included $1.1 billion of advance ticket sales, which represents the passenger ticket revenue we collect in advance of sailing dates, and accordingly, are substantially more like deferred revenue balances rather than actual current cash liabilities. Our business model, along with our Revolving Loan Facility, allows us to operate with a working capital deficit and still meet our operating, investing and financing needs.

Sources and Uses of Cash

In this section, references to “2015” refer to the three months ended March 31, 2015 and references to “2014” refer to the three months ended March 31, 2014.

Net cash provided by operating activities was $299.2 million in 2015 as compared to $228.1 million in 2014. The change in net cash provided by operating activities reflects a net loss in 2015 of $21.5 million compared to net income in 2014 of $51.7 million. The net cash provided by operating activities included timing differences in cash receipts and payments relating to operating assets and liabilities.

Net cash used in investing activities was $58.6 million in 2015, primarily related to payments for our Breakaway Plus Class Ships and ship improvements and shoreside projects. Net cash used in investing activities was $746.3 million in 2014, primarily related to the payments for delivery of Norwegian Getaway and other ship improvements and shoreside projects.

Net cash used in financing activities was $204.1 million in 2015, primarily due to repayments of our Revolving Loan Facility and other loan facilities. Net cash provided by financing activities was $526.5 million in 2014, primarily due to proceeds from the Breakaway Two Credit Facility.

Future Capital Commitments

Future capital commitments consist of contracted commitments, including ship construction contracts, and future expected capital expenditures necessary for operations. As of March 31, 2015, anticipated capital expenditures were $1.1 billion for the remainder of 2015, and $0.9 billion and $1.0 billion for each of the years ending December 31, 2016 and 2017, respectively, of which we have export credit financing in place for the expenditures related to ship construction contracts of $0.7 billion for the remainder of 2015, $0.5 billion for 2016 and $0.6 billion for 2017.

We have four Breakaway Plus Class Ships on order with Meyer Werft shipyard for delivery in the fall of 2015, spring of 2017, spring of 2018 and fall of 2019. These ships will be the largest in our fleet, reaching approximately 164,600 Gross Tons and up to 4,200 Berths each and will be similar in design and innovation to our Breakaway Class Ships. The combined contract price of these four ships is approximately €3.1 billion, or $3.3 billion based on the euro/U.S. dollar exchange rate as of March 31, 2015. We have export credit financing in place that provides financing for 80% of their contract prices. We also have a contract with Fincantieri shipyard to build a luxury cruise ship to be named Seven Seas Explorer. The contract price of the ship is approximately €343.0 million, or approximately $368.1 million based on the euro/U.S. dollar exchange rate as of March 31, 2015. We have export credit financing in place that provides financing for 80% of the ship’s contract price. Seven Seas Explorer is expected to be delivered in the summer of 2016.

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

Capitalized interest for the three months ended March 31, 2015 was $7.7 million primarily associated with the construction of our Breakaway Plus Class Ships and for the three months ended March 31, 2014 was $5.1 million associated with the construction of Norwegian Getaway.

Off-Balance Sheet Transactions

None.

Contractual Obligations

As of March 31, 2015, our contractual obligations, with initial or remaining terms in excess of one year, including interest payments on long-term debt obligations, were as follows (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt (1)	$5,958,752	$579,670	$1,082,832	$2,569,940	$1,726,310
Due to Affiliate (2)	56,673	38,081	18,592	—	—
Operating leases (3)	142,969	10,990	22,490	23,030	86,459
Ship construction contracts (4)	3,661,547	905,009	1,263,493	1,493,045	—
Port facilities (5)	206,374	31,780	56,191	41,490	76,913
Interest (6)	813,714	173,060	307,355	193,342	139,957
Other (7)	82,941	47,463	29,099	5,637	742
Total	$10,922,970	$1,786,053	$2,780,052	$4,326,484	$2,030,381

(1)	Net of unamortized original issue discount of $1.0 million and includes premiums aggregating $0.8 million. Also includes capital leases.
(2)	Primarily related to the purchase of Norwegian Sky.
(3)	Primarily for offices, motor vehicles and office equipment.

(4)	For our newbuild ships based on the euro/U.S. dollar exchange rate as of March 31, 2015. Export credit financing is in place from a syndicate of banks.
(5)	Primarily for our usage of certain port facilities.
(6)	Includes fixed and variable rates with LIBOR held constant as of March 31, 2015.
(7)	Future commitments for service, maintenance and other Business Enhancement Capital Expenditure contracts.

The table above does not include $11.2 million of unrecognized tax benefits.

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

Funding Sources

Our debt agreements contain covenants that, among other things, require us to maintain a minimum level of liquidity, as well as limit our net funded debt-to-capital ratio, maintain certain other ratios and restrict our ability to pay dividends. Our ships and substantially all other property and equipment are pledged as collateral for our debt. We believe we were in compliance with these covenants as of March 31, 2015.

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

Interest Rate Risk

As of March 31, 2015, we had interest rate swap agreements to mitigate our exposure to interest rate movements and to manage our interest expense. As of March 31, 2015, 54% of our debt was fixed and 46% was variable, which includes the effects of the interest rate swaps. The notional amount of outstanding debt associated with the interest rate swap agreements as of March 31, 2015 was $1.2 billion. Based on our March 31, 2015 outstanding variable rate debt balance, a one percentage point increase in annual LIBOR interest rates would increase our annual interest expense by approximately $27.5 million excluding the effects of capitalization of interest.

Foreign Currency Exchange Rate Risk

As of March 31, 2015, we had foreign currency derivatives to hedge the exposure to volatility in foreign currency exchange rates related to our ship construction contracts denominated in euros. These derivatives hedge the foreign currency exchange rate risk on a portion of the final payments on our ship construction contracts. The payments not hedged aggregate €2.1 billion, or $2.2 billion based on the euro/U.S. dollar exchange rate as of March 31, 2015. We estimate that a 10% change in the euro as of March 31, 2015 would result in a $224.6 million change in the U.S. dollar value of the foreign currency denominated remaining payments.

Fuel Price Risk

Our exposure to market risk for changes in fuel prices relates to the forecasted purchases of fuel on our ships. Fuel expense, as a percentage of our total cruise operating expense, was 14.0% and 17.7% for the three months ended March 31, 2015 and 2014, respectively. We use fuel derivative agreements to mitigate the financial impact of fluctuations in fuel prices and as of March 31, 2015, we had hedged approximately 74%, 53%, 37% and 11% of our 2015, 2016, 2017 and 2018 projected metric tons of fuel purchases, respectively. We estimate that a 10% increase in our weighted-average fuel price would increase our anticipated 2015 fuel expense by $19.4 million. This increase would be partially offset by an increase in the fair value of our fuel swap agreements of $11.8 million. Fair value of our derivative contracts is derived using valuation models that utilize the income valuation approach. These valuation models take into account the contract terms such as maturity, as well as other inputs such as fuel types, fuel curves, creditworthiness of the counterparty and the Company, as well as other data points.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of March 31, 2015. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our management’s evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2015 to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that it is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

In the normal course of our business, various claims and lawsuits have been filed or are pending against us. Most of these claims and lawsuits are covered by insurance and, accordingly, the maximum amount of our liability is typically limited to our deductible amount. Nonetheless, the ultimate outcome of these claims and lawsuits that are not covered by insurance cannot be determined at this time. We have evaluated our overall exposure with respect to all of our threatened and pending litigation and, to the extent required, we have accrued amounts for all estimable probable losses associated with our deemed exposure. We are currently unable to estimate any other potential contingent losses beyond those accrued, as discovery is not complete nor is adequate information available to estimate such range of loss or potential recovery. We intend to vigorously defend our legal position on all claims and, to the extent necessary, seek recovery.

Item 1A. Risk Factors

We refer you to our 2014 Annual Report on Form 10-K for a discussion of the risk factors that affect our business and financial results. There have been no material changes to those risk factors. We wish to caution the reader that the risk factors discussed in “Item 1A. Risk Factors” in our 2014 Annual Report on Form 10-K, and those described elsewhere in this report or other Securities and Exchange Commission filings, could cause future results to differ materially from those stated in any forward-looking statements.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Share Repurchase Program

On April 29, 2014, NCLH’s Board of Directors authorized, and NCLH announced, a three-year share repurchase program for up to $500.0 million. NCLH may make repurchases in the open market, in privately negotiated transactions, in accelerated repurchase programs or in structured share repurchase programs, and any repurchases may be made pursuant to Rule 10b5-1 plans. There was no share repurchase activity during the three months ended March 31, 2015 and as of March 31, 2015 $418.0 million remained available for repurchases of our outstanding ordinary shares under the share repurchase program.

Item 6. Exhibits

2.1	Agreement and Plan of Merger, dated as of September 2, 2014, by and among Prestige Cruises International, Inc., Norwegian Cruise Line Holdings Ltd., Portland Merger Sub, Inc. and Apollo Management, L.P. (incorporated herein by reference to Exhibit 2.1 to Norwegian Cruise Line Holdings Ltd.’s Form 8-K filed on September 4, 2014 (File No. 001-35784))

2.2	Amendment No. 1 to the Agreement and Plan of Merger, dated as of October 6, 2014, by and among Prestige Cruises International, Inc., Norwegian Cruise Line Holdings Ltd., Portland Merger Sub, Inc. and Apollo Management, L.P. (incorporated herein by reference to Exhibit 2.1 to Norwegian Cruise Line Holdings Ltd.’s Form 8-K filed on October 8, 2014 (File No. 001-35784))

10.1	Directors’ Compensation Policy (incorporated herein by reference to Exhibit 10.108 to Norwegian Cruise Line Holdings Ltd.’s Form 10-K filed on February 27, 2015 (File No. 001-35784))

10.2	Separation Agreement and Release among Norwegian Cruise Line Holdings Ltd., NCL (Bahamas) Ltd. and Kevin M. Sheehan, entered into as of January 8, 2015 (incorporated herein by reference to Exhibit 10.1 to Norwegian Cruise Line Holdings Ltd.’s Form 8-K filed on January 9, 2015 (File No. 001-35784))#

10.3*	Amendment No. 8, dated January 28, 2015, to Office Lease Agreement, dated December 1, 2006, as amended, by and between SPUS7 Miami ACC, LP and NCL (Bahamas) Ltd.+

10.4*	Addendum No. 4, dated January 30, 2015, to Shipbuilding Contract for Hull identified therein, as amended, by and among Meyer Werft GMBH & Co. KG, the Buyer and NCL Corporation Ltd.+

10.5	Employment Agreement by and between NCL (Bahamas) Ltd. and Andrew Stuart, entered into on March 4, 2015 (incorporated herein by reference to Exhibit 10.1 to Norwegian Cruise Line Holdings Ltd.’s Form 8-K filed on March 4, 2015 (File No. 001-35784))#

31.1*	Certification of the President and Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2*	Certification of the Executive Vice President and Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1**	Certifications of the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code

101*	The following unaudited financial statements are from Norwegian Cruise Line Holdings Ltd.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, formatted in Extensible Business Reporting Language (XBRL), as follows:
(i)	the Consolidated Statements of Operations for the three months ended March 31, 2015 and 2014;

(ii)	the Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2015 and 2014;

(iii)	the Consolidated Balance Sheets as of March 31, 2015 and December 31, 2014;

(iv)	the Consolidated Statements of Cash Flows for the three months ended March 31, 2015 and 2014;

(v)	the Consolidated Statements of Changes in Shareholder’s Equity for the three months ended March 31, 2015 and 2014; and

(vi)	the Notes to the Consolidated Financial Statements, tagged in summary and detail.

*	Filed herewith.
**	Furnished herewith.
+	Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.
#	Management contract or compensatory plan.

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

Dated: May 8, 2015

