Form 10-Q
period 2015-09-30
Norwegian Cruise Line Holdings Ltd.
filed 2015-11-04
CIK 1513761

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

There were 229,468,539 ordinary shares outstanding as of October 29, 2015.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Norwegian Cruise Line Holdings Ltd.

Consolidated Statements of Operations

(Unaudited)

(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenue
Passenger ticket	$948,059	$650,323	$2,406,533	$1,627,684
Onboard and other	336,851	256,694	901,992	709,288
Total revenue	1,284,910	907,017	3,308,525	2,336,972
Cruise operating expense
Commissions, transportation and other	225,586	143,194	589,851	374,716
Onboard and other	84,171	69,389	210,701	172,780
Payroll and related	170,694	115,968	490,253	321,386
Fuel	88,829	79,881	267,784	236,753
Food	46,419	44,819	131,969	125,236
Other	102,023	58,047	307,143	197,133
Total cruise operating expense	717,722	511,298	1,997,701	1,428,004
Other operating expense
Marketing, general and administrative	150,558	97,111	411,879	263,584
Depreciation and amortization	109,798	63,786	314,381	188,885
Total other operating expense	260,356	160,897	726,260	452,469
Operating income	306,832	234,822	584,564	456,499
Non-operating income (expense)
Interest expense, net	(49,784)	(32,284)	(153,219)	(95,316)
Other income (expense)	(1,733)	3,242	(35,589)	3,305
Total non-operating income (expense)	(51,517)	(29,042)	(188,808)	(92,011)
Net income before income taxes	255,315	205,780	395,756	364,488
Income tax benefit (expense)	(3,528)	(2,502)	(6,931)	3,761
Net income	251,787	203,278	388,825	368,249
Net income attributable to non-controlling interest	—	2,200	—	4,288
Net income attributable to Norwegian Cruise Line Holdings Ltd.	$251,787	$201,078	$388,825	$363,961
Weighted-average shares outstanding
Basic	227,384,616	203,220,218	225,805,901	204,444,469
Diluted	230,274,756	208,507,181	229,860,900	209,992,647
Earnings per share
Basic	$1.11	$0.99	$1.72	$1.78
Diluted	$1.09	$0.97	$1.69	$1.75

The accompanying notes are an integral part of these consolidated financial statements.

Norwegian Cruise Line Holdings Ltd.

Consolidated Statements of Comprehensive Income

(Unaudited)

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net income	$251,787	$203,278	$388,825	$368,249
Other comprehensive loss:
Shipboard Retirement Plan	119	95	358	284
Cash flow hedges:
Net unrealized loss	(105,227)	(37,801)	(138,501)	(44,360)
Amount realized and reclassified into earnings	13,132	1,819	61,582	1,825
Total other comprehensive loss	(91,976)	(35,887)	(76,561)	(42,251)
Total comprehensive income	159,811	167,391	312,264	325,998
Comprehensive income attributable to non-controlling interest	—	1,781	—	3,826
Total comprehensive income attributable to Norwegian Cruise Line Holdings Ltd.	$159,811	$165,610	$312,264	$322,172

The accompanying notes are an integral part of these consolidated financial statements.

Norwegian Cruise Line Holdings Ltd.

Consolidated Balance Sheets

(Unaudited)

(in thousands, except share data)

	September 30, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$230,180	$84,824
Accounts receivable, net	41,995	32,432
Inventories	54,946	56,555
Prepaid expenses and other assets	114,075	109,924
Total current assets	441,196	283,735
Property and equipment, net	8,723,844	8,623,773
Goodwill	1,388,931	1,388,931
Tradenames	817,525	817,525
Other long-term assets	375,669	459,113
Total assets	$11,747,165	$11,573,077
Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of long-term debt	$587,504	$576,947
Accounts payable	44,262	101,983
Accrued expenses and other liabilities	656,859	552,514
Due to Affiliate	38,923	37,948
Advance ticket sales	1,103,734	817,207
Total current liabilities	2,431,282	2,086,599
Long-term debt	5,096,237	5,607,157
Due to Affiliate	—	18,544
Other long-term liabilities	300,752	341,964
Total liabilities	7,828,271	8,054,264
Commitments and contingencies (Note 10)
Shareholders’ equity:
Ordinary shares, $.001 par value; 490,000,000 shares authorized; 232,069,970 shares issued and 229,453,999 shares outstanding at September 30, 2015 and 230,116,780 shares issued and 227,630,430 shares outstanding at December 31, 2014	232	230
Additional paid-in capital	3,797,584	3,702,344
Accumulated other comprehensive income (loss)	(319,203)	(242,642)
Retained earnings	529,706	140,881
Treasury shares (2,615,971 and 2,486,350 ordinary shares at September 30, 2015 and December 31, 2014, respectively, at cost)	(89,425)	(82,000)
Total shareholders’ equity	3,918,894	3,518,813
Total liabilities and shareholders’ equity	$11,747,165	$11,573,077

The accompanying notes are an integral part of these consolidated financial statements.

Norwegian Cruise Line Holdings Ltd.

Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities
Net income	$388,825	$368,249
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	327,861	213,306
Loss on derivatives	21,893	129
Deferred income taxes, net	858	(3,238)
Contingent consideration	(43,400)	—
Write-off of deferred financing fees	195	—
Share-based compensation expense	27,857	9,551
Changes in operating assets and liabilities:
Accounts receivable, net	(9,563)	(7,676)
Inventories	1,609	(7,548)
Prepaid expenses and other assets	491	(4,276)
Accounts payable	(57,837)	13,096
Accrued expenses and other liabilities	5,996	33,529
Advance ticket sales	308,691	85,602
Net cash provided by operating activities	973,476	700,724
Cash flows from investing activities
Additions to property and equipment	(330,808)	(864,837)
Investment in intangible asset	(750)	—
Net cash used in investing activities	(331,558)	(864,837)
Cash flows from financing activities
Repayments of long-term debt	(908,677)	(765,948)
Repayments to Affiliate	(18,521)	(18,521)
Proceeds from long-term debt	375,751	1,101,287
Proceeds from the exercise of share options	66,527	3,081
Proceeds from employee share purchase plan	858	—
Purchases of treasury shares	(7,425)	(82,000)
NCLC partnership tax distributions	—	(3,853)
Deferred financing fees and other	(5,075)	(70,531)
Net cash provided by (used in) financing activities	(496,562)	163,515
Net increase (decrease) in cash and cash equivalents	145,356	(598)
Cash and cash equivalents at beginning of period	84,824	56,467
Cash and cash equivalents at end of period	$230,180	$55,869

The accompanying notes are an integral part of these consolidated financial statements.

Norwegian Cruise Line Holdings Ltd.

Consolidated Statements of Changes in Shareholders’ Equity

(Unaudited)

(in thousands)

	Ordinary Shares	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Treasury Shares	Non-controlling Interest	Total Shareholders’ Equity
Balance, December 31, 2013	$205	$2,822,864	$(16,690)	$(197,471)	$—	$22,358	$2,631,266
Share-based compensation	—	9,551	—	—	—	—	9,551
Transactions with Affiliates, net	—	(59)	—	—	—	—	(59)
NCLC partnership tax distributions	—	—	—	—	—	(3,853)	(3,853)
Proceeds from the exercise of share options	1	3,080	—	—	—	—	3,081
Purchases of treasury shares	—	—	—	—	(82,000)	—	(82,000)
Other comprehensive loss	—	—	(41,789)	—	—	(462)	(42,251)
Net income	—	—	—	363,961	—	4,288	368,249
Transfers to non-controlling interest	—	(9,041)	—	—	—	9,041	—
Balance, September 30, 2014	$206	$2,826,395	$(58,479)	$166,490	$(82,000)	$31,372	$2,883,984

Balance, December 31, 2014	$230	$3,702,344	$(242,642)	$140,881	$(82,000)	$—	$3,518,813
Share-based compensation	—	27,857	—	—	—	—	27,857
Proceeds from the exercise of share options	2	66,525	—	—	—	—	66,527
Proceeds from the employee stock purchase plan	—	858	—	—	—	—	858
Purchases of treasury shares	—	—	—	—	(7,425)	—	(7,425)
Other comprehensive loss	—	—	(76,561)	—	—	—	(76,561)
Net income	—	—	—	388,825	—	—	388,825
Balance, September 30, 2015	$232	$3,797,584	$(319,203)	$529,706	$(89,425)	$—	$3,918,894

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

In February 2011, NCLH, a Bermuda limited company, was formed with the issuance to the Sponsors of, in aggregate, 10,000 ordinary shares, with a par value of $.001 per share. On January 24, 2013, NCLH consummated its initial public offering (“IPO”). In connection with the consummation of the IPO, the Sponsors’ ordinary shares in NCLC were exchanged for the ordinary shares of NCLH at a share exchange ratio of 1.0 to 8.42565 and NCLH became the owner of 100% of the ordinary shares and parent company of NCLC (the “Corporate Reorganization”). Accordingly, NCLH contributed $460.0 million to NCLC and the historical financial statements of NCLC became those of NCLH. The Corporate Reorganization was effected solely for the purpose of reorganizing our corporate structure. NCLH had not prior to the completion of the Corporate Reorganization conducted any activities other than those incidental to its formation and to preparations for the Corporate Reorganization and IPO. The Corporate Reorganization resulted in all parties being in the same economic position as they were immediately prior to the IPO. As the economic position of the investors did not change as part of the Corporate Reorganization, the Corporate Reorganization was considered a nonsubstantive merger from an accounting perspective.

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

In the fourth quarter of 2014, all Management NCL Corporation Units were exchanged for NCLH ordinary shares and restricted ordinary shares. NCLH became the sole member and 100% owner of the economic interests in NCLC and the non-controlling interest no longer exists. Accordingly, following the exchange of the Management NCL Corporation Units, NCLC is treated as a disregarded entity for U.S. federal income tax purposes. No new NCLC profits interests or Management NCL Corporation Units will be issued; however, NCLH has granted, and expects to continue to grant, equity to its employees and members of its Board of Directors under its long-term incentive plan.

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

During the nine months ended September 30, 2015, we revised the classification of goodwill and intangible assets to separately present goodwill and tradenames. Other intangible assets consisting of customer relationships and backlog are presented within other long-term assets. The revision was not deemed material to the Consolidated Balance Sheet.

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

During 2014, following the effectiveness of NCLH’s registration statement on Form S-3, additional performance-based Units became eligible to participate in the earnings of NCLC, and as a result, a proportionate amount of NCLC’s equity was allocated to the additional non-controlling interest.   Each Unit holder had the right, subject to the same time-based and performance-based vesting requirements of the profits interests, to exchange Units for NCLH’s ordinary shares at a rate equal to one ordinary share for every Unit. When such an exchange occurred, this resulted in the exchange of non-controlling interest to controlling interest.  Accordingly, upon the exchange of a Unit for an ordinary share of NCLH, a portion of the non-controlling interest balance was reclassified to additional paid-in capital. During the nine months ended September 30, 2014, there was $9.0 million transferred to non-controlling interest.

During the nine months ended September 30, 2014, Management NCL Corporation Unit holders were distributed funds for partnership tax payments of $3.9 million. In the fourth quarter of 2014, all Management NCL Corporation Units were exchanged for NCLH ordinary shares and restricted ordinary shares. We refer you to Note 1— “Corporate Reorganization”.

On April 29, 2014, NCLH’s Board of Directors authorized, and NCLH announced, a three-year share repurchase program for up to $500.0 million. NCLH may make repurchases in the open market, in privately negotiated transactions, in accelerated repurchase programs or in structured share repurchase programs, and any repurchases may be made pursuant to Rule 10b5-1 plans. During the nine months ended September 30, 2014, NCLH repurchased approximately 2.5 million ordinary shares under its share repurchase program for $82.0 million, these shares are reflected as treasury shares at cost on the consolidated balance sheet as of September 30, 2014 included in NCLH’s Quarterly Report on Form 10-Q filed on October 31, 2014. During the three and nine months ended September 30, 2015, 46,225 ordinary shares were repurchased to cover tax withholding obligations for employees who received NCLH’s ordinary shares in connection with the Acquisition of Prestige. These shares were not purchased pursuant to any publicly announced share repurchase programs. In addition, 83,396 ordinary shares were repurchased as part of the publicly announced share repurchase program during the three and nine months ended September 30, 2015. As of September 30, 2015, $413.3 million remained available for repurchases of our outstanding ordinary shares under the share repurchase program.

Earnings Per Share

A reconciliation between basic and diluted earnings per share was as follows (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net income attributable to Norwegian Cruise Line Holdings Ltd.	$251,787	$201,078	$388,825	$363,961
Net income	$251,787	$203,278	$388,825	$368,249
Basic weighted-average shares outstanding	227,384,616	203,220,218	225,805,901	204,444,469
Dilutive effect of share awards	2,890,140	5,286,963	4,054,999	5,548,178
Diluted weighted-average shares outstanding	230,274,756	208,507,181	229,860,900	209,992,647
Basic earnings per share	$1.11	$0.99	$1.72	$1.78
Diluted earnings per share	$1.09	$0.97	$1.69	$1.75

Revenue and Expense Recognition

Revenue and expense includes taxes assessed by governmental authorities that are directly imposed on a revenue-producing transaction between a seller and a customer. The amounts included in revenue and expense on a gross basis were $70.0 million and $51.5 million for the three months ended September 30, 2015 and 2014, respectively, and $184.4 million and $134.0 million for the nine months ended September 30, 2015 and 2014, respectively.

Guest cancellation penalties are recognized in passenger ticket revenue in the month of the cancellation.

Depreciation and Amortization Expense

The amortization of deferred financing fees are included in depreciation and amortization expense in the statements of cash flows but are not included in the depreciation and amortization expense in the statements of operations.

Recently Issued Accounting Pronouncements

In August 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-15 to clarify presentation for debt issuance costs related to line-of-credit arrangements, as this was not addressed in ASU No. 2015-03. ASU No. 2015-15 provides that the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. We will consider this guidance upon adoption of ASU No. 2015-03.

In July 2015, the FASB issued ASU No. 2015-11 to simplify the measurement of inventory for all entities. This applies to all inventory that is measured using first-in, first-out or average cost. The guidance requires an entity to measure inventory at the lower of cost and net realizable value. The guidance must be applied prospectively and will be effective for our interim and annual reporting periods beginning after December 15, 2016. Early adoption is permitted as of the beginning of an interim or annual reporting period. We are currently evaluating the impact of the adoption of this newly issued guidance to our consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-05 to clarify a customer’s accounting for fees paid in a cloud computing arrangement. The amendments provide guidance to customers about whether a cloud computing arrangement includes a software license or if the arrangement should be accounted for as a service contract. This guidance will impact the accounting of software licenses but will not change a customer’s accounting for service contracts. The guidance will be effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2015. Early adoption is permitted. An entity can elect to adopt the amendments either prospectively or retrospectively. We are currently evaluating the impact, if any, of the adoption of this newly issued guidance to our consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-03 to simplify the presentation of debt issuance costs. The guidance requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by these amendments. This guidance should be applied on a retrospective basis, wherein the balance sheet of each individual period presented should be adjusted to reflect the period-specific effects of applying the new guidance. The guidance will be effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted for financial statements that have not been previously issued. We will adopt this newly issued guidance in our Annual Report on Form 10-K for the year ending December 31, 2015.

In May 2014, FASB issued ASU No. 2014-09 which requires entities to recognize revenue through the application of a five-step model, which includes identification of the contract, identification of the performance obligations, determination of the transaction price, allocation of the transaction price to the performance obligation and recognition of revenue as the entity satisfies the performance obligations. Entities have the option of using either a full retrospective or a modified approach to adopt the guidance. In August 2015, the FASB issued ASU No. 2015-14 deferring the effective date for one year. We can elect to adopt the provisions of ASU No. 2014-09 for annual periods beginning after December 15, 2017 including interim periods within that reporting period or we can elect to early adopt the guidance as of the original effective date. We are currently evaluating the impact of the adoption of this newly issued guidance to our consolidated financial statements.

3.	Intangible Assets

The gross carrying amounts of intangible assets included within other long-term assets, the related accumulated amortization, the net carrying amounts and the weighted-average amortization periods of the Company’s intangible assets are listed in the following table (in thousands, except amortization period):

	September 30, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted- Average Amortization Period (Years)
Customer relationship	$120,000	$(12,113)	$107,887	6.0
Backlog	70,000	(60,472)	9,528	1.0
Licenses	3,368	(115)	3,253	5.6
Total intangible assets subject to amortization	$193,368	$(72,700)	$120,668

The aggregate amortization expense is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Amortization expense	$20,951	$—	$60,172	$—

	December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted- Average Amortization Period (Years)
Customer relationship	$120,000	$(4,556)	$115,444	6.0
Backlog	70,000	(7,972)	62,028	1.0
Total intangible assets subject to amortization	$190,000	$(12,528)	$177,472

The following table sets forth the Company’s estimated aggregate amortization expense for each of the five years below (in thousands):

Year ended December 31,	Amortization Expense
2016	$21,659
2017	31,177
2018	26,058
2019	18,489
2020	9,906

4.	The Acquisition of Prestige

On November 19, 2014, we completed the Acquisition of Prestige. Consideration for the Acquisition of Prestige includes a cash payment of up to $50 million upon achievement of certain 2015 net revenue milestones. The contingent consideration is valued using various projected 2015 net revenue scenarios weighted by the likelihood of each scenario occurring. The probability-weighted payout is then discounted at an appropriate discount rate commensurate for the risk of meeting the probabilistic cash flows. As the fair value is measured based upon significant inputs that are unobservable in the market, it was classified as Level 3 in the fair value hierarchy. Level 3 consists of significant unobservable inputs we believe market participants would use in pricing the asset or liability based on the best information available. The significant unobservable inputs used in the fair value measurement of the Company’s contingent consideration are the estimated annual net revenue and the probabilities associated with attaining the threshold and target net revenue as defined by the Merger Agreement. A significant increase in the estimated net revenue or an increase in the probability associated with reaching the target would result in a significantly higher fair value measurement. The maximum fair value would not be able to exceed $50 million, while an amount of net revenue less than 98% of target would result in no payout. For the nine months ended September 30, 2015, the fair value of the contingent consideration was reduced to zero based upon updates to the probability-weighted assessment of various projected revenue scenarios. We do not believe that the net revenue target will be met, and accordingly, we recognized a $43.4 million fair value adjustment during the nine months ended September 30, 2015, which was included in marketing, general and administrative expense.

The following table summarizes the change in fair value of the contingent consideration liability (in thousands):

Contingent Consideration Liability
Balance as of December 31, 2014	$43,400
Fair value adjustment (Level 3)	(43,400)
Balance as of September 30, 2015	$—

5.	Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) for the nine months ended September 30, 2015 was as follows (in thousands):

	Accumulated Other Comprehensive Income (Loss)	Change Related to Cash Flow Hedges		Change Related to Shipboard Retirement Plan
Accumulated other comprehensive income (loss) at beginning of period	$(242,642)	$(234,188)		$(8,454)
Current period other comprehensive loss before reclassifications	(138,501)	(138,501)		—
Amounts reclassified into earnings	61,940	61,582	(1)	358 (2)
Accumulated other comprehensive income (loss) at end of period	$(319,203)	$(311,107	)(3)	$(8,096)

(1)	We refer you to Note 8— “Fair Value Measurements and Derivatives” for the affected line items in the Consolidated Statements of Operations.
(2)	Amortization of prior-service cost and actuarial loss reclassified to payroll and related expense.
(3)	Includes approximately $110.6 million of losses expected to be reclassified into earnings in the next 12 months.

Accumulated other comprehensive income (loss) for the nine months ended September 30, 2014 was as follows (in thousands):

	Accumulated Other Comprehensive Income (Loss)	Change Related to Cash Flow Hedges	Change Related to Shipboard Retirement Plan
Accumulated other comprehensive income (loss) at beginning of period	$(16,690)	$(10,532)	$(6,158)
Current period other comprehensive loss before reclassifications	(43,875)	(43,875)	—
Amounts reclassified into earnings	2,086	1,806 (1)	280 (2)
Accumulated other comprehensive income (loss) at end of period	$(58,479)	$(52,601)	$(5,878)

(1)	We refer you to Note 8— “Fair Value Measurements and Derivatives” for the affected line items in the Consolidated Statements of Operations.
(2)	Amortization of prior-service cost and actuarial loss reclassified to payroll and related expense.

6.	Related Party Disclosures

In August and May 2015, the Selling Shareholders sold an aggregate of 40,000,000 ordinary shares of NCLH in Secondary Equity Offerings. In March 2015, Genting HK and the TPG Viking Funds sold 12,500,000 ordinary shares of NCLH in a Secondary Equity Offering. The Company did not receive any proceeds from these offerings. As of September 30, 2015, the approximate relative ownership percentages of NCLH’s ordinary shares were as follows: the Apollo Holders (18.0%), Genting HK (13.3%), the TPG Viking Funds (2.3%), and public shareholders (66.4%).

In March 2015, we entered into an agreement with SWB Yankees, LLC related to sponsorship of and advertising with the Scranton/Wilkes-Barre RailRiders, a Minor League Baseball team. Pursuant to the agreement, we will pay an annual fee to SWB Yankees, LLC of $200,000. Mr. David M. Abrams, one of our directors, is the co-managing partner of the Scranton/Wilkes-Barre RailRiders.

7.	Income Tax Benefit (Expense)

NCLH is treated as a corporation for U.S. federal income tax purposes. For the three months ended September 30, 2015, we had an income tax expense of $3.5 million compared to $2.5 million for the three months ended September 30, 2014. For the nine months ended September 30, 2015 we had an income tax expense of $6.9 million compared to an income tax benefit of $3.8 million for the nine months ended September 30, 2014. The benefit for the nine month period of 2014 includes a $5.3 million non-recurring benefit associated with the election of a tax method to calculate deductible interest expense.

8.	Fair Value Measurements and Derivatives

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

We monitor concentrations of credit risk associated with financial and other institutions with which we conduct significant business. Credit risk, including but not limited to counterparty non-performance under derivatives and our Revolving Loan Facility, is not considered significant, as we primarily conduct business with large, well-established financial institutions that we have established relationships with and that have credit risks acceptable to us or the credit risk is spread out among a large number of creditors. We do not anticipate non-performance by any of our significant counterparties.

The following table sets forth our derivatives measured at fair value and discloses the balance sheet location (in thousands):

		Asset		Liability
	Balance Sheet location	September 30, 2015	December 31, 2014	September 30, 2015	December 31, 2014
Fuel swaps designated as hedging instruments
	Accrued expenses and other liabilities	$2,610	$—	$101,328	$111,304
	Other long-term liabilities	4,953	190	88,516	77,250
Fuel swaps not designated as hedging instruments
	Accrued expenses and other liabilities	—	—	10,215	—
Foreign currency forward contracts designated as hedging instruments
	Prepaid expenses and other assets	988	—	—	—
	Other long-term assets	1,538	—	—	—
	Accrued expenses and other liabilities	—	—	84,316	29,498
	Other long-term liabilities	—	—	11,933	118
Foreign currency collar not designated as a hedging instrument
	Accrued expenses and other liabilities	—	—	35,392	16,744
Interest rate swaps designated as hedging instruments
	Accrued expenses and other liabilities	—	—	5,626	5,736
	Other long-term liabilities	—	—	5,397	3,104
Interest rate swap not designated as a hedging instrument
	Accrued expenses and other liabilities	—	—	—	3,823

The fair values of swap and forward contracts are determined based on inputs that are readily available in public markets or can be derived from information available in publicly quoted markets. The Company determines the value of options and collars utilizing an option pricing model based on inputs that are either readily available in public markets or can be derived from information available in publicly quoted markets. The option pricing model used by the Company is an industry standard model for valuing options and is used by the broker/dealer community. The inputs to this option pricing model are the option strike price, underlying price, risk free rate of interest, time to expiration, and volatility. The fair value of option contracts considers both the intrinsic value and any remaining time value associated with those derivatives that have not yet settled. The Company also considers counterparty credit risk and its own credit risk in its determination of all estimated fair values. Our derivatives and financial instruments were categorized as Level 2 in the fair value hierarchy, and we had no derivatives or financial instruments categorized as Level 1 or Level 3 as of September 30, 2015 and December 31, 2014.

Our derivative contracts include rights of offset with our counterparties. We have elected to net certain assets and liabilities within counterparties. We are not required to post cash collateral related to our derivative instruments. The following table discloses the amounts recognized within the consolidated balance sheets (in thousands):

September 30, 2015	Gross Amounts	Gross Amounts Offset	Total Net Amounts	Gross Amounts Not Offset	Net Amounts
Assets	$2,526	$—	$2,526	$(2,526)	$—
Liabilities	342,723	(7,563)	335,160	(142,664)	192,496

December 31, 2014	Gross Amounts	Gross Amounts Offset	Total Net Amounts	Gross Amounts Not Offset	Net Amounts
Liabilities	$247,577	$(190)	$247,387	$(59,023)	$188,364

Fuel Swaps

As of September 30, 2015, we had fuel swaps maturing through December 31, 2019 which are used to mitigate the financial impact of volatility in fuel prices pertaining to approximately 1.4 million metric tons of our projected fuel purchases.

The effects on the consolidated financial statements of the fuel swaps which were designated as cash flow hedges were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Loss recognized in other comprehensive income (loss) – effective portion	$(101,056)	$(27,777)	$(69,724)	$(25,938)
Loss recognized in other income (expense) – ineffective portion	(1,580)	(51)	(10,825)	(16)
Amount reclassified from accumulated other comprehensive income (loss) into fuel expense	11,670	578	47,503	(1,345)

As of September 30, 2015, we had bought fuel swaps pertaining to approximately 40,000 metric tons offset by sold fuel swaps which were not designated as cash flow hedges. The bought fuel swaps were previously designated as cash flow hedges and were dedesignated due to a change in our expected future fuel purchases mix.

The effects on the consolidated financial statements of the fuel swaps which were dedesignated and recognized into earnings were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Amount reclassified from accumulated other comprehensive income (loss) into other income (expense)	$—	$—	$10,000	$—
Loss recognized in other income (expense)	(4,716)	—	(4,716)	—

Fuel Collars and Options

We had fuel collars and fuel options maturing through December 2014, which were used to mitigate the financial impact of volatility in fuel prices of our fuel purchases.

The effects on the consolidated financial statements of the fuel collars which were designated as cash flow hedges were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Loss recognized in other comprehensive income (loss) – effective portion	$—	$(127)	$—	$(436)
Gain recognized in other income (expense) – ineffective portion	—	4	—	111
Amount reclassified from accumulated other comprehensive income (loss) into fuel expense	—	370	248	1,111

The effects on the consolidated financial statements of the fuel options which were not designated as hedging instruments were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Gain (loss) recognized in other income (expense)	$—	$(59)	$—	$127

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

The effects on the consolidated financial statements of the foreign currency options which were designated as cash flow hedges were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Loss recognized in other comprehensive income (loss) – effective portion	$—	$—	$—	$(1,157)
Loss recognized in other income (expense) – ineffective portion	—	—	—	(241)
Amount reclassified from accumulated other comprehensive income (loss) into depreciation and amortization expense	330	330	990	938

Foreign Currency Forward Contracts

As of September 30, 2015, we had foreign currency forward contracts which were used to mitigate the financial impact of volatility in foreign currency exchange rates related to our ship construction contracts and forecasted Dry-dock payments denominated in euros. The notional amount of our foreign currency forward contracts was €0.9 billion, or $1.0 billion based on the euro/U.S. dollar exchange rate as of September 30, 2015.

The effects on the consolidated financial statements of the foreign currency forward contracts which were designated as cash flow hedges were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Loss recognized in other comprehensive income (loss) – effective portion	$(1,519)	$(11,199)	$(61,966)	$(12,187)
Loss recognized in other income (expense) – ineffective portion	(3)	—	(10)	(1)
Amount reclassified from accumulated other comprehensive income (loss) into depreciation and amortization expense	(64)	(63)	(191)	(180)

We had a foreign currency forward contract related to a foreign currency financial instrument denominated in Norwegian kroner that matured in July 2015.

The effects on the consolidated financial statements of the foreign currency forward contract which was not designated as a cash flow hedge was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Gain recognized in other income (expense)	$585	$—	$684	$—

Foreign Currency Collar

We had a foreign currency collar that matured in January 2014, which was used to mitigate the volatility of foreign currency exchange rates related to our ship construction contracts denominated in euros.

The effects on the consolidated financial statements of the foreign currency collar which was designated as a cash flow hedge was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Loss recognized in other comprehensive income (loss) – effective portion	$—	$—	$—	$(1,588)
Amount reclassified from accumulated other comprehensive income (loss) into depreciation and amortization expense	(91)	(91)	(273)	(242)

As of September 30, 2015, we had a foreign currency collar which was used to mitigate the financial impact of volatility in foreign currency exchange rates related to a ship construction contract. The notional amount of our foreign currency collar was €274.4 million, or $306.7 million based on the euro/U.S. dollar exchange rate as of September 30, 2015.

The effect on the consolidated financial statements of the foreign currency collar contract which was not designated as a cash flow hedge was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Gain (loss) recognized in other income (expense)	$955	$—	$(18,648)	$—

Interest Rate Swaps

As of September 30, 2015, we had interest rate swap agreements to mitigate our exposure to interest rate movements and to manage our interest expense. The notional amount of outstanding debt associated with the interest rate swap agreements was $1.1 billion.

The effects on the consolidated financial statements of the interest rates swaps which were designated as cash flow hedges were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Gain (loss) recognized in other comprehensive income (loss) – effective portion	$(2,652)	$1,302	$(6,811)	$(3,054)
Loss recognized in other income (expense) – ineffective portion	(9)	—	(21)	—
Amount reclassified from accumulated other comprehensive income (loss) into interest expense, net	1,287	695	3,305	1,543

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

Long-Term Debt

As of September 30, 2015 and December 31, 2014, the fair value of our long-term debt, including the current portion, was $5,765.7 million and $6,229.1 million, which was $82.6 million and $45.0 million higher, respectively, than the carrying values. The difference between the fair value and carrying value of our long-term debt is due to our fixed and variable rate debt obligations carrying interest rates that are above or below market rates at the measurement dates. The fair value of our long-term debt was calculated based on estimated rates for the same or similar instruments with similar terms and remaining maturities. The calculation of the fair value of our long-term debt is considered a Level 2 input.

Other

The carrying amounts reported in the consolidated balance sheets of all financial assets and liabilities other than our long-term debt approximate fair value.

9.	Employee Benefits and Share Option Plans

Share Option Awards

On July 1, 2015, we granted 3.5 million share option awards to our employees at an exercise price of $56.19 with a contractual term of ten years. The share options vest equally over three years.

On August 4, 2015, we granted 700,000 share option awards to our employees at an exercise price of $59.43 with a contractual term of ten years. The share options vest equally over three years. In addition, on August 4, 2015, we entered into an amendment to the employment agreement with our President and Chief Executive Officer pursuant to which we awarded 625,000 time-based share option awards, 416,667 performance-based share option awards and 208,333 market-based share option awards at an exercise price of $59.43 and contractual term of ten years. The time-based share option awards vest 50% on June 30, 2017 and 50% on June 30, 2019. The performance-based and market-based share option awards vest upon the achievement of certain performance and market-related metrics.

The performance-based awards are subject to performance conditions such that the number of awards that ultimately vest depends on the adjusted earnings per share (“Adjusted EPS”) and adjusted return on invested capital (“Adjusted ROIC”) achieved by the Company during the performance period compared to targets established at the award date. Because the terms of the performance-based awards provide discretion to make certain adjustments to the performance calculation, the service inception date of these awards precedes the grant date. Accordingly, the Company recognizes compensation expense beginning on the service inception date and remeasures the fair value of the awards until a grant date occurs. The estimate of the awards’ fair value will be fixed in the period in which the grant date occurs, and cumulative compensation expense will be adjusted based on the fair value at the grant date.

The following is a summary of option activity under our share option plan for the nine months ended September 30, 2015 (excludes the impact of 416,667 performance based awards as no grant date has been established):

	Number of Share Option Awards			Weighted-Average Exercise Price			Weighted- Average Contractual Term	Aggregate Intrinsic Value
	Time- Based Awards	Performance- Based Awards	Market- Based Awards	Time- Based Awards	Performance- Based Awards	Market- Based Awards	(years)	(in thousands)
Outstanding as of January 1, 2015	6,079,881	1,457,314	—	$29.92	$19.00	$—	7.61	$142,831
Granted	5,070,000	—	208,333	56.62	—	59.43
Exercised	(2,090,746)	(493,009)	—	27.34	19.00	—
Forfeited and cancelled	(1,165,874)	(477,611)	—	34.18	19.00	—
Outstanding as of September 30, 2015	7,893,261	486,694	208,333	$47.12	$19.00	$59.43	8.80	$101,781

The total intrinsic value of options exercised during the three and nine months ended September 30, 2015 was $14.6 million and $64.1 million, respectively, and total cash received by the Company from options exercised was $11.5 million and $66.5 million for the three and nine months ended September 30, 2015, respectively. Share-based compensation expense for the three months ended September 30, 2015 was $13.7 million and for the nine months ended September 30, 2015 was $27.8 million, which includes $8.2 million related to the acceleration of certain equity awards of the former President and Chief Executive Officer, and was recorded in marketing, general and administrative expense.

Restricted Ordinary Share Awards

The following is a summary of restricted ordinary share activity for the nine months ended September 30, 2015:

	Number of Time-Based Awards	Weighted- Average Grant Date Fair Value	Number of Performance- Based Awards	Weighted- Average Grant Date Fair Value
Non-vested as of January 1, 2015	196,644	$3.43	1,208,608	$3.37
Granted	5,165	47.56	—	—
Vested	(81,581)	5.74	(620,739)	3.92
Forfeited or Expired	(74,980)	2.67	(587,869)	2.79
Non-vested and expected to vest as of September 30, 2015	45,248	5.57	—	—

Restricted Share Units

On August 4, 2015, we entered into an amendment to the employment agreement with our President and Chief Executive Officer pursuant to which we awarded 150,000 time-based restricted share unit awards, 100,000 performance-based restricted share unit awards and 50,000 market-based restricted share unit awards. The time-based restricted share unit awards vest equally on June 30, 2016, 2017, 2018 and 2019, respectively. The performance-based and market-based restricted share unit awards vest upon the achievement of certain performance and market-related metrics.

The performance-based awards are subject to performance conditions such that the number of awards that ultimately vest depends on the adjusted earnings per share (“Adjusted EPS”) and adjusted return on invested capital (“Adjusted ROIC”) achieved by the Company during the performance period compared to targets established at the award date. Because the terms of the performance-based awards provide discretion to make certain adjustments to the performance calculation, the service inception date of these awards precedes the grant date. Accordingly, the Company recognizes compensation expense beginning on the service inception date and remeasures the fair value of the awards until a grant date occurs. The estimate of the awards’ fair value will be fixed in the period in which the grant date occurs, and cumulative compensation expense will be adjusted based on the fair value at the grant date.

The following is a summary of restricted share unit activity for the nine months ended September 30, 2015 (excludes the impact of 100,000 performance-based awards as no grant date was established):

	Number of Time-Based Awards	Weighted- Average Grant Date Fair Value	Number of Market-Based Awards	Weighted- Average Grant Date Fair Value
Non-vested as of January 1, 2015
Granted	150,000	$59.43	50,000	$59.43
Vested	—	—	—	—
Forfeited or Expired	—	—	—	—
Non-vested and expected to vest as of September 30, 2015	150,000	$59.43	50,000	$59.43

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

Frank J. Del Rio was appointed President and Chief Executive Officer of the Company as of January 8, 2015.

10.	Commitments and Contingencies

Ship Construction Contracts

Norwegian Escape was delivered in October 2015. We have three other Breakaway Plus Class Ships on order with Meyer Werft shipyard for delivery in the spring of 2017, spring of 2018 and fall of 2019. These ships will be the largest in our fleet, reaching approximately 164,600 Gross Tons and approximately 4,000 Berths each. The combined contract price of these three ships is approximately €2.5 billion, or $2.8 billion based on the euro/U.S. dollar exchange rate as of September 30, 2015. We have export credit financing in place that provides financing for 80% of their contract prices. We also have a contract with Fincantieri shipyard to build a luxury cruise ship to be named Seven Seas Explorer. The contract price of the ship is approximately €367.2 million, or approximately $410.4 million based on the euro/U.S. dollar exchange rate as of September 30, 2015. We have export credit financing in place that provides financing for 80% of the ship’s contract price. Seven Seas Explorer is expected to be delivered in the summer of 2016.

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

Litigation

In 2015, the Alaska Department of Environmental Conservation issued Notices of Violations to major cruise lines that operated in the state of Alaska, including Norwegian, for alleged violations of the Alaska Marine Vessel Visible Emission Standards that occurred over the last several years. We are cooperating with the Alaska Department of Environmental Conservation and conducting our own internal investigation into these matters. However, we do not believe the ultimate outcome will have a material impact on our financial condition, results of operations or cash flows.

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

Due to the Acquisition of Prestige, a number of employee positions were consolidated. As of September 30, 2015, we had an accrued expense balance of $3.1 million for restructuring costs for severance and other employee-related costs. An additional expense of $11.6 million was recorded for the nine months ended September 30, 2015 and is included in marketing, general and administrative expense.

The following table summarizes changes in the accrual for restructuring costs (in thousands):

Restructuring costs
Accrued expense balance as of December 31, 2014	$(7,956)
Amounts paid	16,418
Additional accrued expense	(11,568)
Accrued expense balance as of September 30, 2015	$(3,106)

12.	Supplemental Cash Flow Information

For the nine months ended September 30, 2015, we had non-cash investing activities in connection with capital leases of $28.5 million and capital expenditures of $6.5 million.

13.	Revision to the Consolidated Statement of Cash Flows

During the three months ended September 30, 2015, we determined that for the three months ended March 31, 2015 and six months ended June 30, 2015, cash payments related to property and equipment were reported as a decrease in cash flows from operating activities related to the change in accrued expenses and other liabilities and prepaid and other assets when it should have been reported as a decrease in cash flows from investing activities related to additions to property and equipment. The Consolidated Statements of Cash Flows for the three months ended March 31, 2015 and six months ended June 30, 2015 will be revised in future Form 10-Q filings, to increase cash from operating activities related to the change in accrued expenses and other liabilities and prepaid and other assets and increase in investing cash outflow from additions to property and equipment by $14.6 million and 18.5 million, respectively. We have determined that the revision is not material to our consolidated financial statements individually and in the aggregate.

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

14.	Subsequent Event

Norwegian Escape was delivered in October 2015. This ship is approximately 164,600 Gross Tons with approximately 4,200 Berths.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Concerning Forward-Looking Statements

Certain statements in this report constitute forward-looking statements within the meaning of the U.S. federal securities laws intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical facts contained, or incorporated by reference, in this report, including, without limitation, those regarding our business strategy, financial position, results of operations, plans, prospects and objectives of management for future operations (including development plans and objectives relating to our activities), are forward-looking statements. Many, but not all, of these statements can be found by looking for words like “expect,” “anticipate,” “goal,” “project,” “plan,” “believe,” “seek,” “will,” “may,” “forecast,” “estimate,” “intend” and “future” and similar words. Forward-looking statements do not guarantee future performance and may involve risks, uncertainties and other factors which could cause our actual results, performance or achievements to differ materially from the future results, performance or achievements expressed or implied in those forward-looking statements. Examples of these risks, uncertainties and other factors include, but are not limited to:

•	the effects of costs incurred in connection with the Acquisition of Prestige;

•	the ability to realize, or delays in realizing, the anticipated benefits of the Acquisition of Prestige;

•	the assumption of certain potential liabilities relating to Prestige’s business;

•	the diversion of management’s attention away from operations as a result of the integration of Prestige’s business;

•	the effect that the Acquisition of Prestige may have on employee relations and on our ability to retain key personnel;

•	the adverse impact of general economic conditions and related factors, such as fluctuating or increasing levels of unemployment, underemployment and the volatility of fuel prices, declines in the securities and real estate markets, and perceptions of these conditions that decrease the level of disposable income of consumers or consumer confidence;

•	the risks associated with operating internationally, including changes in interest rates and/or foreign currency exchange rates;

•	changes in fuel prices and/or other cruise operating costs;

•	the impact of our hedging strategies;

•	our efforts to expand and impact from expanding our business into new markets;

•	our substantial indebtedness, including the ability to raise additional capital to fund our operations, and to generate the necessary amount of cash to service our existing debt;

•	restrictions in the agreements governing our indebtedness that limit our flexibility in operating our business;

•	the significant portion of our assets pledged as collateral under our existing debt agreements and the ability of our creditors to accelerate the repayment of our indebtedness;

•	our ability to incur significantly more debt despite our substantial existing indebtedness;

•	the impact of volatility and disruptions in the global credit and financial markets, which may adversely affect our ability to borrow and could increase our counterparty credit risks, including those under our credit facilities, derivatives, contingent obligations, insurance contracts and new ship progress payment guarantees;

•	adverse events impacting the security of travel, such as terrorist acts, acts of piracy, armed conflict and threats thereof and other international events;

•	the impact of the spread of epidemics and viral outbreaks;

•	the impact of any future changes relating to how external distribution channels sell and market our cruises;

•	the impact of any adverse findings from our assessment of internal controls;

•	our reliance on third parties to provide hotel management services to certain of our ships and certain other services;

•	the impact of delays in our shipbuilding program and ship repairs, maintenance and refurbishments;

•	the impact of any future increases in the price of, or major changes or reduction in, commercial airline services;

•	the impact of seasonal variations in passenger fare rates and occupancy levels at different times of the year;

•	the effect of adverse incidents involving cruise ships and our ability to obtain adequate insurance coverage;

•	the impact of any breaches in data security or other disturbances to our information technology and other networks;

•	our ability to keep pace with developments in technology;

•	the impact of amendments to our collective bargaining agreements for crew members and other employee relation issues;

•	the continued availability of attractive port destinations;

•	the impact of pending or threatened litigation, investigations and enforcement actions;

•	changes involving the tax and environmental regulatory regimes in which we operate;

•	the significant percentage of ordinary shares held by our Sponsors; and

•	other factors set forth under “Risk Factors” in our most recently filed Annual Report on Form 10-K and “Item 1A Risk Factors” in this report.

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

Terminology

This report includes certain non-GAAP financial measures, such as Net Revenue, Net Yield, Net Cruise Cost, Adjusted Net Yield, Adjusted Net Revenue, Adjusted Net Cruise Cost Excluding Fuel, Adjusted EBITDA, Adjusted Net Income and Adjusted EPS. Definitions of these non-GAAP financial measures are included below. For further information about our non-GAAP financial measures including detailed adjustments made in calculating our non-GAAP financial measures and a reconciliation to the most directly comparable GAAP financial measure, we refer you to “Results of Operations” below. Unless otherwise indicated in this report, the following terms have the meanings set forth below:

• Acquisition of Prestige. In November 2014, pursuant to the Merger Agreement, we acquired Prestige in a cash and stock transaction for total consideration of $3.025 billion, including the assumption of debt. The acquisition consideration is subject to an additional cash payment of up to $50.0 million upon achievement of certain 2015 revenue milestones.

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

• Charter. The hire of a ship for a specified period of time whereby no crew or provisions are provided by the Company.

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

• Secondary Equity Offering(s). Secondary public offering(s) of NCLH’s ordinary shares in August 2015, May 2015, March 2015, March 2014, December 2013 and August 2013.

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

As our business includes the sourcing of passengers and deployment of vessels outside of North America, a portion of our revenue and expenses are denominated in foreign currencies, particularly British pound, Canadian dollar, euro and Australian dollar which are subject to fluctuations in currency exchange rates versus our reporting currency, the U.S. dollar. In order to monitor results excluding these fluctuations, we calculate certain non-GAAP measures on a Constant Currency basis whereby current period revenue and expenses denominated in foreign currencies are converted to U.S. dollars using currency exchange rates of the comparable period. We believe that presenting these non-GAAP measures on both a reported and Constant Currency basis is useful in providing a more comprehensive view of trends in our business.

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

In addition, Adjusted Net Revenue and Adjusted Net Yield, which excludes certain business combination accounting entries, are non-GAAP financial measures that we believe are useful as supplemental measures in evaluating the performance of our operating business and provide greater transparency into our results of operations. Adjusted Net Income and Adjusted EPS are non-GAAP financial measures that exclude certain amounts and are used to supplement GAAP net income and EPS. We use Adjusted Net Income and Adjusted EPS as key performance measures of our earnings performance. We believe that both management and investors benefit from referring to these non-GAAP financial measures in assessing our performance and when planning, forecasting and analyzing future periods. These non-GAAP financial measures also facilitate management’s internal comparison to our historical performance. The amounts excluded in the presentation of these non-GAAP financial measures may vary from period to period; accordingly, our presentation of Adjusted Net Revenue, Adjusted Net Yield, Adjusted Net Income and Adjusted EPS may not be indicative of future adjustments or results.

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

Our cruise operating expense is classified as follows:

•	Commissions, transportation and other primarily consists of direct costs associated with passenger ticket revenue. These costs include travel agent commissions, air and land transportation expenses, related credit card fees, costs associated with service charges, certain port expenses and the costs associated with shore excursions and hotel accommodations included as part of the overall cruise purchase price.

•	Onboard and other primarily consists of direct costs that are incurred in connection with onboard and other revenue. These include costs incurred in connection with gaming, beverage sales and shore excursions.

•	Payroll and related consists of the cost of wages and benefits for shipboard employees and costs for a third party that provides crew and other hotel services for certain of our ships.

•	Fuel includes fuel costs, the impact of certain fuel hedges and fuel delivery costs.

•	Food consists of food costs for passengers and crew on certain of our ships.

•	Other consists of repairs and maintenance (including Dry-dock costs), ship insurance and other ship expenses.

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

Quarterly Overview

For the third quarter of 2015, on a GAAP basis, net income and diluted earnings per share were $251.8 million and $1.09, respectively. We reported Adjusted Net Income of $311.1 million and Adjusted EPS of $1.35, which excludes $17.0 million of expenses related to non-cash compensation, $0.4 million related to Secondary Equity Offering expenses, $1.4 million of severance costs, $6.1 million of expenses related to the Acquisition of Prestige, $3.0 million of a deferred revenue adjustment, $20.9 million related to the amortization of intangible assets, $3.8 million related to derivative expense and $6.8 million related to contract termination expenses.

In August 2015, the Selling Shareholders sold 20,000,000 ordinary shares of NCLH in a Secondary Equity Offering. We did not receive any proceeds from this offering.

Norwegian Escape was delivered in October 2015. This ship is approximately 164,600 Gross Tons with approximately 4,200 Berths.

Three months ended September 30, 2015 (“2015”) compared to the three months ended September 30, 2014 (“2014”)

Total revenue increased 41.7% to $1.3 billion in 2015 compared to $0.9 billion in 2014. Net Revenue in 2015 increased 40.4% to $975.2 million from $694.4 million in 2014 due to an increase in Capacity Days of 17.6% and an increase in Net Yield of 19.4%.The increase in Capacity Days was primarily due to the Acquisition of Prestige.

Operating income was $306.8 million in 2015 compared to $234.8 million in 2014 and Adjusted EBITDA improved 37.1% for the same period (we refer you to our “Results of Operations” below for a calculation of Adjusted EBITDA).

Results of Operations

The following table sets forth operating data as a percentage of total revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenue
Passenger ticket	73.8%	71.7%	72.7%	69.6%
Onboard and other	26.2%	28.3%	27.3%	30.4%
Total revenue	100.0%	100.0%	100.0%	100.0%
Cruise operating expense
Commissions, transportation and other	17.6%	15.8%	17.8%	16.0%
Onboard and other	6.6%	7.7%	6.4%	7.4%
Payroll and related	13.3%	12.8%	14.8%	13.8%
Fuel	6.9%	8.8%	8.1%	10.1%
Food	3.6%	4.9%	4.0%	5.4%
Other	7.9%	6.4%	9.3%	8.4%
Total cruise operating expense	55.9%	56.4%	60.4%	61.1%
Other operating expense
Marketing, general and administrative	11.7%	10.7%	12.4%	11.3%
Depreciation and amortization	8.5%	7.0%	9.5%	8.1%
Total other operating expense	20.2%	17.7%	21.9%	19.4%
Operating income	23.9%	25.9%	17.7%	19.5%
Non-operating income (expense)
Interest expense, net	(3.9)%	(3.6)%	(4.6)%	(4.1)%
Other income (expense)	(0.1)%	0.4%	(1.1)%	0.2%
Total non-operating income (expense)	(4.0)%	(3.2)%	(5.7)%	(3.9)%

Net income before income taxes	19.9%	22.7%	12.0%	15.6%
Income tax benefit (expense)	(0.3)%	(0.3)%	(0.2)%	0.2%
Net income	19.6%	22.4%	11.8%	15.8%
Net income attributable to non-controlling interest	—%	0.2%	—%	0.2%
Net income attributable to Norwegian Cruise Line Holdings Ltd.	19.6%	22.2%	11.8%	15.6%

The following table sets forth selected statistical information:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Passengers carried	574,011	518,394	1,615,213	1,456,394
Passenger Cruise Days	4,208,605	3,609,294	11,925,493	10,079,345
Capacity Days	3,696,549	3,143,592	10,887,160	9,113,991
Occupancy Percentage	113.9%	114.8%	109.5%	110.6%

Net Revenue, Adjusted Net Revenue, Gross Yield, Net Yield and Adjusted Net Yield were calculated as follows (in thousands, except Capacity Days and Yield data):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2015	2015 Constant Currency	2014	2015	2015 Constant Currency	2014
Passenger ticket revenue	$948,059	$979,036	$650,323	$2,406,533	$2,457,524	$1,627,684
Onboard and other revenue	336,851	336,851	256,694	901,992	901,544	709,288
Total revenue	1,284,910	1,315,887	907,017	3,308,525	3,359,068	2,336,972
Less:
Commissions, transportation and other expense	225,586	232,954	143,194	589,851	596,886	374,716
Onboard and other expense	84,171	84,171	69,389	210,701	210,251	172,780
Net Revenue	975,153	998,762	694,434	2,507,973	2,551,931	1,789,476
Non-GAAP Adjustment:
Deferred revenue (1)	3,026	3,026	—	31,514	31,514	—
Adjusted Net Revenue	$978,179	$1,001,788	$694,434	$2,539,487	$2,583,445	$1,789,476
Capacity Days	3,696,549	3,696,549	3,143,592	10,887,160	10,887,160	9,113,991
Gross Yield	$347.60	$355.98	$288.53	$303.89	$308.53	$256.42
Net Yield	$263.80	$270.19	$220.90	$230.36	$234.40	$196.34
Adjusted Net Yield	$264.62	$271.01	$220.90	$233.26	$237.29	$196.34

(1)	Reflects deferred revenue fair value adjustments related to the Acquisition of Prestige that were made pursuant to business combination accounting rules.

Gross Cruise Cost, Net Cruise Cost, Net Cruise Cost Excluding Fuel and Adjusted Net Cruise Cost Excluding Fuel were calculated as follows (in thousands, except Capacity Days and per Capacity Day data):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2015	2015 Constant Currency	2014	2015	2015 Constant Currency	2014
Total cruise operating expense	$717,722	$729,349	$511,298	$1,997,701	$2,010,801	$1,428,004
Marketing, general and administrative expense	150,558	151,846	97,111	411,879	415,898	263,584
Gross Cruise Cost	868,280	881,195	608,409	2,409,580	2,426,699	1,691,588
Less:
Commissions, transportation and other expense	225,586	232,954	143,194	589,851	596,886	374,716
Onboard and other expense	84,171	84,171	69,389	210,701	210,251	172,780
Net Cruise Cost	558,523	564,070	395,826	1,609,028	1,619,562	1,144,092
Less: Fuel expense	88,829	88,829	79,881	267,784	267,784	236,753
Net Cruise Cost Excluding Fuel	469,694	475,241	315,945	1,341,244	1,351,778	907,339
Less Non-GAAP Adjustments:
Non-cash deferred compensation (1)	3,277	3,277	2,535	5,759	5,759	5,144
Non-cash share-based compensation (2)	13,691	13,691	4,473	27,857	27,857	9,552
Secondary Equity Offering expenses (3)	362	362	—	1,384	1,384	2,075
Severance payments and other fees (4)	1,369	1,369	—	15,045	15,045	—
Management NCL Corporation Units exchange expenses (5)	—	—	—	624	624	—
Acquisition of Prestige expenses (6)	6,098	6,098	20,268	17,389	17,389	20,268
Contingent consideration adjustment (7)	—	—	—	(43,400)	(43,400)	—
Contract termination expenses (8)	3,319	3,319	—	3,319	3,319	—
Other (9)	—	—	810	—	—	2,943
Adjusted Net Cruise Cost Excluding Fuel	$441,578	$447,125	$287,859	$1,313,267	$1,323,801	$867,357

Capacity Days	3,696,549	3,696,549	3,143,592	10,887,160	10,887,160	9,113,991
Gross Cruise Cost per Capacity Day	$234.89	$238.38	$193.54	$221.32	$222.90	$185.60
Net Cruise Cost per Capacity Day	$151.09	$152.59	$125.92	$147.79	$148.76	$125.53
Net Cruise Cost Excluding Fuel per Capacity Day	$127.06	$128.56	$100.50	$123.20	$124.16	$99.55
Adjusted Net Cruise Cost Excluding Fuel per Capacity Day	$119.46	$120.96	$91.57	$120.63	$121.59	$95.17

(1)	Non-cash deferred compensation expenses related to the crew pension plan, which are included in payroll and related expense.
(2)	Non-cash share-based compensation expenses related to equity awards, which are included in marketing, general and administrative expense.
(3)	Expenses related to the Secondary Equity Offerings, which are included in marketing, general and administrative expense.
(4)	Severance payments and other expenses related to restructuring costs and other severance arrangements, which are included in marketing, general and administrative expense.
(5)	Expenses related to the exchange of Management NCL Corporation Units for ordinary shares, which are included in marketing, general and administrative expense.
(6)	Expenses related to the Acquisition of Prestige, which are included in marketing, general and administrative expense.
(7)	Contingent consideration fair value adjustment related to the Acquisition of Prestige, which is included in marketing, general and administrative expense.
(8)	Contract termination expenses related to the Acquisition of Prestige, which are included in other cruise operating expense.
(9)	Expenses primarily related to the Corporate Reorganization and the settlement of a 2007 breach of contract claim, which are included in marketing, general and administrative expense.

Adjusted Net Income and Adjusted EPS were calculated as follows (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net income attributable to Norwegian Cruise Line Holdings Ltd.	$251,787	$201,078	$388,825	$363,961
Net income attributable to non-controlling interest	—	2,200	—	4,288
Net income	251,787	203,278	388,825	368,249
Non-GAAP Adjustments:
Non-cash deferred compensation (1)	3,277	2,535	5,759	5,144
Non-cash share-based compensation (2)	13,691	4,473	28,030	9,552
Secondary Equity Offerings’ expenses (3)	362	—	1,384	2,075
Tax benefit (4)	—	870	—	(5,304)
Severance payments and other fees (5)	1,369	—	15,045	—
Management NCL Corporation Units exchange expenses (6)	—	—	624	—
Acquisition of Prestige expenses (7)	6,098	20,268	17,389	20,268
Deferred revenue (8)	3,026	—	31,514	—
Amortization of intangible assets (9)	20,914	—	59,973	—
Contingent consideration adjustment (10)	—	—	(43,400)	—
Derivative loss (11)	3,767	—	33,370	—
Contract termination expenses (12)	6,848	—	6,848	—
Other (13)	—	810	—	2,943
Adjusted Net Income	$311,139	$232,234	$545,361	$402,927
Diluted weighted–average shares outstanding – Net income and Adjusted Net Income	230,274,756	208,507,181	229,860,900	209,992,647
Diluted earnings per share	$1.09	$0.97	$1.69	$1.75
Adjusted EPS	$1.35	$1.11	$2.37	$1.92

(1)	Non-cash deferred compensation expenses related to the crew pension plan, which are included in payroll and related expense.
(2)	Non-cash share-based compensation expenses related to equity awards, which are included in marketing, general and administrative expense.
(3)	Expenses related to the Secondary Equity Offerings, which are included in marketing, general and administrative expense.

(4)	Tax benefit of $5.3 million from a change in estimate of tax provision associated with a change in our corporate entity structure, which is included in income tax benefit (expense).
(5)	Severance payments and other expenses related to restructuring costs and other severance arrangements, which are included in marketing, general and administrative expense.
(6)	Expenses related to the exchange of Management NCL Corporation Units for ordinary shares, which are included in marketing, general and administrative expense.
(7)	Expenses related to the Acquisition of Prestige, which are included in marketing, general and administrative expense.
(8)	Deferred revenue fair value adjustments related to the Acquisition of Prestige that were made pursuant to business combination accounting rules, which are primarily included in Net Revenue.
(9)	Amortization of intangible assets related to the Acquisition of Prestige, which are included in depreciation and amortization expense.
(10)	Contingent consideration fair value adjustment related to the Acquisition of Prestige, which is included in marketing, general and administrative expense.
(11)	Losses of approximately $(4.7) million related to certain fuel swap derivative hedge contracts and the fair value adjustment of $1.2 million of a foreign exchange collar which does not receive hedge accounting treatment, which are included in other income (expense) for the three months ended September 30, 2015. Losses of $(18.6) million of a foreign exchange collar which does not receive hedge accounting treatment and losses of $(14.7) million related to certain fuel swap derivative hedge contracts for the nine months ended September 30, 2015.
(12)	Contract termination expenses related to the Acquisition of Prestige, which are included in other cruise operating expense and depreciation and amortization expense.
(13)	Expenses primarily related to the Corporate Reorganization and the settlement of a 2007 breach of contract claim, which are included in marketing, general and administrative expense.

EBITDA and Adjusted EBITDA was calculated as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net income attributable to Norwegian Cruise Line Holdings Ltd.	$251,787	$201,078	$388,825	$363,961
Interest expense, net	49,784	32,284	153,219	95,316
Income tax (benefit) expense	3,528	2,502	6,931	(3,761)
Depreciation and amortization expense	109,798	63,786	314,381	188,885
EBITDA	414,897	299,650	863,356	644,401
Net income attributable to non-controlling interest	—	2,200	—	4,288
Other (income) expense	1,733	(3,242)	35,589	(3,305)
Non-GAAP Adjustments:
Non-cash deferred compensation (1)	3,277	2,535	5,759	5,144
Non-cash share-based compensation (2)	13,691	4,473	27,857	9,552
Secondary Equity Offerings’ expenses (3)	362	—	1,384	2,075
Severance payments and other fees (4)	1,369	—	15,045	—
Management NCL Corporation Units exchange expenses (5)	—	—	624	—
Acquisition of Prestige expenses (6)	6,098	20,268	17,389	20,268
Deferred revenue (7)	3,026	—	31,514	—
Contingent consideration adjustment (8)	—	—	(43,400)	—
Contract termination expenses (9)	3,319	—	3,319	—
Other (10)	—	810	—	2,943
Adjusted EBITDA	$447,772	$326,694	$958,436	$685,366

(1)	Non-cash deferred compensation expenses related to the crew pension plan, which are included in payroll and related expense.
(2)	Non-cash share-based compensation expenses related to equity awards, which are included in marketing, general and administrative expense.
(3)	Expenses related to the Secondary Equity Offerings, which are included in marketing, general and administrative expense.
(4)	Severance payments and other expenses related to restructuring costs and other severance arrangements, which are included in marketing, general and administrative expense.
(5)	Expenses related to the exchange of Management NCL Corporation Units for ordinary shares, which are included in marketing, general and administrative expense.
(6)	Expenses related to the Acquisition of Prestige, which are included in marketing, general and administrative expense.
(7)	Deferred revenue fair value adjustments related to the Acquisition of Prestige that were made pursuant to business combination accounting rules, which are primarily included in Net Revenue.

(8)	Contingent consideration fair value adjustment related to the Acquisition of Prestige, which is included in marketing, general and administrative expense.
(9)	Contract termination expenses related to the Acquisition of Prestige, which are included in other cruise operating expense.
(10)	Expenses primarily related to the Corporate Reorganization and the settlement of a 2007 breach of contract claim, which are included in marketing, general and administrative expense.

Three months ended September 30, 2015 (“2015”) compared to three months ended September 30, 2014 (“2014”)

Revenue

Total revenue increased 41.7% to $1.3 billion in 2015 compared to $0.9 billion in 2014. Net Revenue in 2015 increased 40.4% to $975.2 million from $694.4 million in 2014 due to an increase in Capacity Days of 17.6% and an increase in Net Yield of 19.4%.The increase in Capacity Days was primarily due to the Acquisition of Prestige. The increase in Net Yield was primarily due to an increase in passenger ticket pricing and higher onboard and other revenue. Adjusted Net Revenue includes a deferred revenue fair value adjustment of $3.0 million related to the Acquisition of Prestige. On a Constant Currency basis, Net Yield and Adjusted Net Yield increased 22.3% and 22.7%, respectively, in 2015 compared to 2014.

Expense

Total cruise operating expense increased 40.4% in 2015 compared to 2014 primarily due to the increase in Capacity Days as discussed above. Total other operating expense increased 61.8% in 2015 compared to 2014 primarily due to the amortization expense related to the Prestige intangible assets and depreciation expense related to the Prestige ships as well as an increase in marketing, general and administrative expenses primarily related to the Acquisition of Prestige. On a Capacity Day basis, Net Cruise Cost increased 20.0% (21.2% on a Constant Currency basis) due to certain crew related expenses and an increase in marketing, general and administrative expenses as discussed above. Adjusted Net Cruise Cost Excluding Fuel per Capacity Day increased 30.5% (32.1% on a Constant Currency basis) primarily due to the increase in expenses discussed above.

Interest expense, net increased to $49.8 million in 2015 from $32.3 million in 2014 primarily due to an increase in average debt outstanding in connection with the Acquisition of Prestige. Other income (expense) was an expense of $1.7 million in 2015 compared to income of $3.2 million in 2014 primarily related to the expense recorded from the dedesignation of certain fuel swap derivative hedge contracts and the ineffectiveness of settled fuel swaps in 2015. The expense was partially offset by income related to the fair value adjustment of a foreign exchange collar which does not receive hedge accounting treatment and foreign currency transaction gains.

In 2015, we had an income tax expense of $3.5 million compared to $2.5 million in 2014.

Nine months ended September 30, 2015 (“2015”) compared to nine months ended September 30, 2014 (“2014”)

Revenue

Total revenue increased 41.6% to $3.3 billion in 2015 compared to $2.3 billion in 2014. Net Revenue in 2015 increased 40.2% to $2.5 billion from $1.8 billion in 2014 due to an increase in Capacity Days of 19.5% and Net Yield of 17.3%.The increase in Capacity Days was primarily due to the Acquisition of Prestige and the operation of Norwegian Getaway for the entire nine months of 2015. The increase in Net Yield was primarily due to an increase in passenger ticket pricing and higher onboard and other revenue. Adjusted Net Revenue includes a deferred revenue fair value adjustment of $31.5 million related to the Acquisition of Prestige. On a Constant Currency basis, Net Yield and Adjusted Net Yield increased 19.4% and 20.9%, respectively, in 2015 compared to 2014.

Expense

Total cruise operating expense increased 39.9% in 2015 compared to 2014 primarily due to the increase in Capacity Days as discussed above. Total other operating expense increased 60.5% in 2015 compared to 2014 primarily due to an increase in marketing, general and administrative expenses primarily related to the Acquisition of Prestige including certain restructuring and severance costs, as well as amortization expense related to the Prestige intangible assets and depreciation expense related to the Prestige ships. This was partially offset by the adjustment for the contingent consideration related to the Acquisition of Prestige. On a Capacity Day basis, Net Cruise Cost increased 17.7% (18.5% on a Constant Currency basis) due to an increase in marketing, general and administrative expenses as discussed above and certain crew related expenses partially offset by the decrease in fuel expense which was primarily the result of an 13.5% decrease in the average fuel price to $550 per metric ton in 2015 from $636 per metric ton in 2014. Adjusted Net Cruise Cost Excluding Fuel per Capacity Day increased 26.8% (27.8% on a Constant Currency basis) primarily due to the increase in expenses discussed above.

Interest expense, net increased to $153.2 million in 2015 from $95.3 million in 2014 primarily due to an increase in average debt outstanding in connection with the Acquisition of Prestige. Other income (expense) was an expense of $35.6 million in 2015 compared to income of $3.3 million in 2014 primarily related to the expense from the dedesignation of certain fuel swap derivative hedge contracts and the ineffectiveness of settled fuel swaps in 2015. Also included in 2015 was the expense related to the fair value adjustment of a foreign exchange collar which does not receive hedge accounting treatment.

In 2015, we had an income tax expense of $6.9 million. In 2014, we had an income tax benefit of $3.8 million. During the fourth quarter of 2013, we completed the implementation of a global tax platform, which had a favorable impact on the amount of income subject to U.S. corporate tax. This favorable impact continued through calendar year 2014. In addition, during the first quarter of 2014, we received information which allowed us to elect a tax method to calculate deductible interest expense resulting in a tax benefit of $11.1 million including a $5.3 million non-recurring benefit that has been excluded from Adjusted Net Income and Adjusted EPS for the nine months ended September 30, 2014.

Liquidity and Capital Resources

General

As of September 30, 2015, our liquidity was $855.2 million consisting of $230.2 million in cash and cash equivalents and $625.0 million, which is the full amount available under our Revolving Loan Facility. Our primary ongoing liquidity requirements are to finance working capital, capital expenditures and debt service.

As of September 30, 2015, we had a working capital deficit of $2.0 billion. This deficit included $1.1 billion of advance ticket sales, which represents the passenger ticket revenue we collect in advance of sailing dates, and accordingly, are substantially more like deferred revenue balances rather than actual current cash liabilities. Our business model, along with our Revolving Loan Facility, allows us to operate with a working capital deficit and still meet our operating, investing and financing needs.

We evaluate potential sources of additional liquidity, including the capital markets, in the ordinary course of business. We believe that prevailing market conditions, particularly in the debt capital markets, are generally favorable. We will continue to evaluate opportunities to increase our liquidity in the near term, taking into consideration our current and expected requirements, our assessment of prevailing market conditions and expectations regarding future conditions, and the contractual and other restrictions to which we are subject.

Sources and Uses of Cash

In this section, references to “2015” refer to the nine months ended September 30, 2015 and references to “2014” refer to the nine months ended September 30, 2014.

Net cash provided by operating activities was $973.5 million in 2015 as compared to $700.7 million in 2014. The change in net cash provided by operating activities included timing differences in cash receipts and payments relating to operating assets and liabilities with advance ticket sales of $308.7 million in 2015 compared to $85.6 million in 2014.

Net cash used in investing activities was $331.6 million in 2015, primarily related to payments for our newbuild ships and ship improvements and shoreside projects. Net cash used in investing activities was $864.8 million in 2014, primarily related to the payments for delivery of Norwegian Getaway as well as payments related to our Breakaway Plus Class Ships and other ship improvements and shoreside projects.

Net cash used in financing activities was $496.6 million in 2015, primarily due to repayments of our Revolving Loan Facility and other loan facilities. Net cash provided by financing activities was $163.5 million in 2014, primarily due to proceeds from the Breakaway Two Credit Facility and credit facilities related to our Breakaway Plus Class Ships partially offset by repayments of our Revolving Loan Facility and other borrowings.

Future Capital Commitments

Future capital commitments consist of contracted commitments, including ship construction contracts, and future expected capital expenditures necessary for operations. As of September 30, 2015, anticipated capital expenditures were $0.9 billion for the remainder of 2015, and $1.0 billion and $1.1 billion for each of the years ending December 31, 2016 and 2017, respectively, of which we have export credit financing in place for the expenditures related to ship construction contracts of $0.6 billion for the remainder of 2015, $0.5 billion for 2016 and $0.6 billion for 2017.

Norwegian Escape was delivered in October 2015. We have three other Breakaway Plus Class Ships on order with Meyer Werft shipyard for delivery in the spring of 2017, spring of 2018 and fall of 2019. These ships will be the largest in our fleet, reaching approximately 164,600 Gross Tons and approximately 4,000 Berths each. The combined contract price of these three ships is approximately €2.5 billion, or $2.8 billion based on the euro/U.S. dollar exchange rate as of September 30, 2015. We have export credit financing in place that provides financing for 80% of their contract prices. We also have a contract with Fincantieri shipyard to build a luxury cruise ship to be named Seven Seas Explorer. The contract price of the ship is approximately €367.2 million, or approximately $410.4 million based on the euro/U.S. dollar exchange rate as of September 30, 2015. We have export credit financing in place that provides financing for 80% of the ship’s contract price. Seven Seas Explorer is expected to be delivered in the summer of 2016.

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

Capitalized interest for the three and nine months ended September 30, 2015 was $9.1 million and $24.2 million, respectively, and for the three and nine months ended September 30, 2014 was $5.5 million and $14.7 million, respectively, primarily associated with the construction of our Breakaway Plus Class Ships.

Off-Balance Sheet Transactions

None.

Contractual Obligations

As of September 30, 2015, our contractual obligations, with initial or remaining terms in excess of one year, including interest payments on long-term debt obligations, were as follows (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt (1)	$5,683,741	$587,504	$2,156,897	$1,316,504	$1,622,836
Due to Affiliate (2)	38,923	38,923	—	—	—
Operating leases (3)	147,672	11,980	24,870	25,199	85,623
Ship construction contracts (4)	3,821,206	1,276,121	1,716,126	828,959	—
Port facilities (5)	199,218	18,703	53,279	43,657	83,579
Interest (6)	749,298	172,004	288,461	166,020	122,813
Other (7)	126,211	48,739	36,787	14,617	26,068
Total	$10,766,269	$2,153,974	$4,276,420	$2,394,956	$1,940,919

(1)	Net of unamortized original issue discount of $0.8 million and includes premiums aggregating $0.7 million. Also includes capital leases.
(2)	Primarily related to the purchase of Norwegian Sky.
(3)	Primarily for offices, motor vehicles and office equipment.
(4)	For our newbuild ships based on the euro/U.S. dollar exchange rate as of September 30, 2015. Export credit financing is in place from a syndicate of banks.
(5)	Primarily for our usage of certain port facilities.
(6)	Includes fixed and variable rates with LIBOR held constant as of September 30, 2015.
(7)	Future commitments for service, maintenance and other Business Enhancement Capital Expenditure contracts.

As of September 30, 2015, we had a liability for unrecognized tax benefits and an accrual for the payment of related interest and penalties totaling $11.4 million. Due to the uncertainties related to these tax matters, we are unable to make a reasonably reliable estimate when cash settlement with a taxing authority will occur in relation to these liabilities.

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

Funding Sources

Our debt agreements contain covenants that, among other things, require us to maintain a minimum level of liquidity, as well as limit our net funded debt-to-capital ratio, maintain certain other ratios and restrict our ability to pay dividends. Our ships and substantially all other property and equipment are pledged as collateral for substantially all of our debt. We believe we were in compliance with these covenants as of September 30, 2015.

We believe our cash on hand, expected future operating cash inflows, available borrowings under our Revolving Loan Facility and our ability to issue debt securities or raise equity, will be sufficient to fund operations, debt payment requirements, capital expenditures and maintain compliance with covenants under our debt agreements over the next twelve-month period. There is no assurance that cash flows from operations and additional financings will be available in the future to fund our future obligations.

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

Interest Rate Risk

As of September 30, 2015, we had interest rate swap agreements to mitigate our exposure to interest rate movements and to manage our interest expense. As of September 30, 2015, 61% of our debt was fixed and 39% was variable, which includes the effects of the interest rate swaps. The notional amount of outstanding debt associated with the interest rate swap agreements as of September 30, 2015 was $1.1 billion. Based on our September 30, 2015 outstanding variable rate debt balance, a one percentage point increase in annual LIBOR interest rates would increase our annual interest expense by approximately $24.1 million excluding the effects of capitalization of interest.

Foreign Currency Exchange Rate Risk

As of September 30, 2015, we had foreign currency derivatives to hedge the exposure to volatility in foreign currency exchange rates related to our ship construction contracts denominated in euros. These derivatives hedge the foreign currency exchange rate risk on a portion of the payments on our ship construction contracts and forecasted Dry-dock payments. The payments not hedged aggregate €2.1 billion, or $2.3 billion based on the euro/U.S. dollar exchange rate as of September 30, 2015. We estimate that a 10% change in the euro as of September 30, 2015 would result in a $238.8 million change in the U.S. dollar value of the foreign currency denominated remaining payments.

Fuel Price Risk

Our exposure to market risk for changes in fuel prices relates to the forecasted purchases of fuel on our ships. Fuel expense, as a percentage of our total cruise operating expense, was 12.4% and 15.6% for the three months ended September 30, 2015 and 2014, respectively, and 13.4% and 16.6% for the nine months ended September 30, 2015 and 2014, respectively. We use fuel derivative agreements to mitigate the financial impact of fluctuations in fuel prices and as of September 30, 2015, we had hedged approximately 59%, 59%, 54%, 42% and 8% of our 2015, 2016, 2017, 2018 and 2019 projected metric tons of fuel purchases, respectively. We estimate that a 10% increase in our weighted-average fuel price would increase our anticipated remaining 2015 fuel expense by $6.7 million. This increase would be partially offset by an increase in the fair value of our fuel swap agreements of $2.5 million. Fair value of our derivative contracts is derived using valuation models that utilize the income valuation approach. These valuation models take into account the contract terms such as maturity, as well as other inputs such as fuel types, fuel curves, creditworthiness of the counterparty and the Company, as well as other data points.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of September 30, 2015. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our management’s evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2015 to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange

Commission, and that it is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

In 2015, the Alaska Department of Environmental Conservation issued Notices of Violations to major cruise lines that operated in the state of Alaska, including Norwegian, for alleged violations of the Alaska Marine Vessel Visible Emission Standards that occurred over the last several years. We are cooperating with the Alaska Department of Environmental Conservation and conducting our own internal investigation into these matters. However, we do not believe the ultimate outcome will have a material impact on our financial condition, results of operations or cash flows.

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

Despite our substantial indebtedness, we may still be able to incur significantly more debt, which could further limit cash flow available for our operations and could adversely affect our financial condition, operations, prospects and flexibility.

We may be able to incur substantial additional indebtedness at any time in the future. Although the terms of the agreements governing our indebtedness contain restrictions on our ability to incur additional indebtedness, these restrictions are subject to a number of important qualifications and exceptions, and the indebtedness incurred in compliance with these restrictions could be substantial.

If our cash flows and capital resources are insufficient to meet our liquidity needs, we may be forced to reduce or delay capital expenditures, seek additional capital, restructure or refinance our indebtedness or sell assets. We evaluate potential sources of additional liquidity, including the capital markets, in the ordinary course of business. We believe that prevailing market conditions, particularly in the debt capital markets, are generally favorable. We will continue to evaluate opportunities to increase our liquidity in the near term, taking into consideration our current and expected requirements, our assessment of prevailing market conditions and expectations regarding future conditions, and the contractual and other restrictions to which we are subject.

An increase in our level of indebtedness could further limit cash flow available for our operations and could adversely affect our financial condition, operations, prospects and flexibility. Our substantial indebtedness could:

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

Any adverse findings from our assessment of our internal controls could result in a loss of investor confidence in our financial reports, significant expenses to remediate any internal control deficiencies and could ultimately have an adverse effect on our share price.

As a public company, we are subject to the internal control provisions of Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) which requires, among other things, that we maintain effective internal control over financial reporting. We cannot be certain that our internal control measures will continue to provide adequate control over our financial processes and reporting and ensure compliance with Section 404 of the Sarbanes-Oxley Act. Furthermore, as we grow our business or acquire other businesses, our internal controls may become more complex and we may require significantly more resources to ensure they remain effective. Failure to implement required new or improved controls, or difficulties encountered in their implementation, either in our existing business or in businesses that we may acquire, could harm our operating results or cause us to fail to meet our reporting obligations. We are in the process of integrating our internal control over financial reporting with Prestige’s controls and procedures. However, there can be no assurance that we will be able to do so effectively in the one-year post-acquisition exemption period or at all.

If we or our independent registered public accounting firm identify material weaknesses in our internal controls, the disclosure of that fact, even if quickly remedied, may cause investors to lose confidence in our financial statements and the trading price of our ordinary shares may decline.

Remediation of a material weakness could require us to incur significant expense and if we fail to remedy any material weakness, our financial statements may be inaccurate, our ability to report our financial results on a timely and accurate basis may be adversely affected, the trading price of our ordinary shares may decline, and we may be subject to sanctions or investigation by regulatory authorities. We may also be required to restate our financial statements from prior periods.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Share repurchase activity during the three months ended September 30, 2015 was as follows:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program(2)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program (in thousands)
July 1, 2015 - July 31, 2015	—	$—	—	$418,000
August 1, 2015 - August 31, 2015	46,225	$59.72	—	$418,000
September 1, 2015 - September 30, 2015	83,396	$55.94	83,396	$413,335
Total for the three months ended September 30, 2015	129,621	$57.29	83,396	$413,335

1 The total number of shares purchased includes: (i) 46,225 ordinary shares purchased to cover tax withholding obligations for employees who received NCLH’s ordinary shares in the Acquisition of Prestige and were not purchased pursuant to any publicly announced share repurchase programs and (ii) 83,396 shares purchased pursuant to the share repurchase program described in footnote 2 below.

2 On April 29, 2014, NCLH’s Board of Directors authorized, and NCLH announced, a three-year share repurchase program for up to $500.0 million. NCLH may make repurchases in the open market, in privately negotiated transactions, in accelerated repurchase programs or in structured share repurchase programs, and any repurchases may be made pursuant to Rule 10b5-1 plans. This column discloses the number of ordinary shares purchased pursuant to the plan during the period.

Item 6. Exhibits

2.1	Agreement and Plan of Merger, dated as of September 2, 2014, by and among Prestige Cruises International, Inc., Norwegian Cruise Line Holdings Ltd., Portland Merger Sub, Inc. and Apollo Management, L.P. (incorporated herein by reference to Exhibit 2.1 to Norwegian Cruise Line Holdings Ltd.’s Form 8-K filed on September 4, 2014 (File No. 001-35784))

2.2	Amendment No. 1 to the Agreement and Plan of Merger, dated as of October 6, 2014, by and among Prestige Cruises International, Inc., Norwegian Cruise Line Holdings Ltd., Portland Merger Sub, Inc. and Apollo Management, L.P. (incorporated herein by reference to Exhibit 2.1 to Norwegian Cruise Line Holdings Ltd.’s Form 8-K filed on October 8, 2014 (File No. 001-35784))

10.1*	Letter Regarding Amendment to Frank J. Del Rio’s Executive Employment Agreement, dated August 4, 2015

10.2*	Form of Norwegian Cruise Line Holdings Ltd. Time and Performance-based Restricted Share Unit Award Agreement

10.3*	Form of Notice of Grant of Norwegian Cruise Line Holdings Ltd. Time and Performance-based Option and Terms and Conditions

10.4*	Employment Agreement by and between NCL (Bahamas) Ltd. and Wendy A. Beck, entered into on September 2, 2015

10.5*	Employment Agreement by and between NCL (Bahamas) Ltd. and Andrew Stuart, entered into on September 2, 2015

10.6*	Addendum No. 3, dated September 10, 2015, to Shipbuilding Contract for Hull identified therein, as amended, by and among Meyer Werft GmbH & Co. KG, Seahawk One, Ltd. and NCL Corporation Ltd.+

10.7*	Addendum No. 3, dated September 10, 2015, to Shipbuilding Contract for Hull identified therein, as amended, by and among Meyer Werft GmbH Co. KG, Seahawk Two, Ltd. and NCL Corporation Ltd.+

31.1*	Certification of the President and Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2*	Certification of the Executive Vice President and Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1**	Certifications of the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code

101*	The following unaudited financial statements are from Norwegian Cruise Line Holdings Ltd.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, formatted in Extensible Business Reporting Language (XBRL), as follows:

(i)	the Consolidated Statements of Operations for the three and nine months ended September 30, 2015 and 2014;

(ii)	the Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2015 and 2014;

(iii)	the Consolidated Balance Sheets as of September 30, 2015 and December 31, 2014;

(iv)	the Consolidated Statements of Cash Flows for the nine months ended September 30, 2015 and 2014;

(v)	the Consolidated Statements of Changes in Shareholder’s Equity for the nine months ended September 30, 2015 and 2014; and

(vi)	the Notes to the Consolidated Financial Statements, tagged in summary and detail.

*	Filed herewith.
**	Furnished herewith.
+	Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

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

Dated: November 4, 2015

