Form 10-Q
period 2016-03-31
Norwegian Cruise Line Holdings Ltd.
filed 2016-05-10
CIK 1513761

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

There were 227,006,865 ordinary shares outstanding as of May 5, 2016.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Norwegian Cruise Line Holdings Ltd.

Consolidated Statements of Operations

(Unaudited)

(in thousands, except share and per share data)

	Three Months Ended March 31,
	2016	2015
Revenue
Passenger ticket	$740,112	$670,483
Onboard and other	337,520	267,699
Total revenue	1,077,632	938,182
Cruise operating expense
Commissions, transportation and other	175,437	171,827
Onboard and other	63,965	58,645
Payroll and related	177,143	157,629
Fuel	81,672	87,374
Food	51,003	41,851
Other	115,261	106,374
Total cruise operating expense	664,481	623,700
Other operating expense
Marketing, general and administrative	180,574	154,157
Depreciation and amortization	101,295	99,976
Total other operating expense	281,869	254,133
Operating income	131,282	60,349
Non-operating income (expense)
Interest expense, net	(59,754)	(50,989)
Other income (expense)	2,805	(30,139)
Total non-operating income (expense)	(56,949)	(81,128)
Net income (loss) before income taxes	74,333	(20,779)
Income tax expense	(1,104)	(677)
Net income (loss)	$73,229	$(21,456)
Weighted-average shares outstanding
Basic	227,239,533	224,301,117
Diluted	228,112,035	224,301,117
Earnings (loss) per share
Basic	$0.32	$(0.10)
Diluted	$0.32	$(0.10)

The accompanying notes are an integral part of these consolidated financial statements.

Norwegian Cruise Line Holdings Ltd.

Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

(in thousands)

	Three Months Ended March 31,
	2016	2015
Net income (loss)	$73,229	$(21,456)

Other comprehensive income (loss):
Shipboard Retirement Plan	108	119
Cash flow hedges:
Net unrealized gain (loss)	70,450	(103,765)
Amount realized and reclassified into earnings	34,550	21,886
Total other comprehensive income (loss)	105,108	(81,760)
Total comprehensive income (loss)	$178,337	$(103,216)

The accompanying notes are an integral part of these consolidated financial statements.

Norwegian Cruise Line Holdings Ltd.

Consolidated Balance Sheets

(Unaudited)

(in thousands, except share data)

	March 31, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$154,867	$115,937
Accounts receivable, net	45,613	44,996
Inventories	62,383	58,173
Prepaid expenses and other assets	130,053	121,305
Total current assets	392,916	340,411
Property and equipment, net	9,489,153	9,458,805
Goodwill	1,388,931	1,388,931
Tradenames	817,525	817,525
Other long-term assets	317,214	259,085
Total assets	$12,405,739	$12,264,757
Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of long-term debt	$629,953	$629,840
Accounts payable	54,250	51,369
Accrued expenses and other liabilities	606,161	640,568
Due to Affiliate	20,976	20,769
Advance ticket sales	1,178,749	1,023,973
Total current liabilities	2,490,089	2,366,519
Long-term debt	5,670,144	5,767,697
Other long-term liabilities	317,895	349,661
Total liabilities	8,478,128	8,483,877
Commitments and contingencies (Note 7)
Shareholders’ equity:
Ordinary shares, $.001 par value; 490,000,000 shares authorized; 232,313,393 shares issued and 227,001,432 shares outstanding at March 31, 2016 and 232,179,786 shares issued and 227,815,301 shares outstanding at December 31, 2015	232	232
Additional paid-in capital	3,832,929	3,814,536
Accumulated other comprehensive income (loss)	(307,542)	(412,650)
Retained earnings	641,247	568,018
Treasury shares (5,311,961 and 4,364,485 ordinary shares at March 31, 2016 and December 31, 2015, respectively, at cost)	(239,255)	(189,256)
Total shareholders’ equity	3,927,611	3,780,880
Total liabilities and shareholders’ equity	$12,405,739	$12,264,757

The accompanying notes are an integral part of these consolidated financial statements.

Norwegian Cruise Line Holdings Ltd.

Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Three Months Ended March 31,
	2016	2015
Cash flows from operating activities
Net income (loss)	$73,229	$(21,456)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization expense	104,686	104,533
(Gain) loss on derivatives	(11,948)	29,027
Deferred income taxes, net	158	60
Gain on contingent consideration	—	(9,100)
Write-off of deferred financing fees	—	195
Provision for bad debts and inventory	575	—
Share-based compensation expense	15,245	12,005
Changes in operating assets and liabilities:
Accounts receivable, net	(1,042)	1,474
Inventories	(4,360)	(80)
Prepaid expenses and other assets	(5,390)	(4,488)
Accounts payable	2,750	(17,455)
Accrued expenses and other liabilities	7,572	(35,481)
Advance ticket sales	148,621	255,556
Net cash provided by operating activities	330,096	314,790
Cash flows from investing activities
Additions to property and equipment, net	(132,027)	(73,131)
Settlement of derivatives	(1,167)	—
Net cash used in investing activities	(133,194)	(73,131)
Cash flows from financing activities
Repayments of long-term debt	(308,248)	(477,224)
Proceeds from long-term debt	204,000	224,033
Proceeds from the exercise of share options	2,044	51,790
Proceeds from employee share purchase plan	1,104	—
Purchases of treasury shares	(49,999)	—
Deferred financing fees and other	(6,873)	(3,660)
Net cash used in financing activities	(157,972)	(205,061)
Net increase in cash and cash equivalents	38,930	36,598
Cash and cash equivalents at beginning of period	115,937	84,824
Cash and cash equivalents at end of period	$154,867	$121,422

The accompanying notes are an integral part of these consolidated financial statements.

Norwegian Cruise Line Holdings Ltd.

Consolidated Statements of Changes in Shareholders’ Equity

(Unaudited)

(in thousands)

	Ordinary Shares	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Shares	Total Shareholders’ Equity
Balance, December 31, 2014	$230	$3,702,344	$(242,642)	$140,881	$(82,000)	$3,518,813

Share-based compensation	—	12,005	—	—	—	12,005
Proceeds from the exercise of share options	2	51,788	—	—	—	51,790
Other comprehensive loss, net	—	—	(81,760)	—	—	(81,760)
Net loss	—	—	—	(21,456)	—	(21,456)
Balance, March 31, 2015	$232	$3,766,137	$(324,402)	$119,425	$(82,000)	$3,479,392

Balance, December 31, 2015	$232	$3,814,536	$(412,650)	$568,018	$(189,256)	$3,780,880

Share-based compensation	—	15,245	—	—	—	15,245
Proceeds from the exercise of share options	—	2,044	—	—	—	2,044
Proceeds from employee share purchase plan	—	1,104	—	—	—	1,104
Treasury shares	—	—	—	—	(49,999)	(49,999)
Other comprehensive income, net	—	—	105,108	—	—	105,108
Net income	—	—	—	73,229	—	73,229
Balance, March 31, 2016	$232	$3,832,929	$(307,542)	$641,247	$(239,255)	$3,927,611

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

NCLH is a leading global cruise company which operates the Norwegian Cruise Line, Oceania Cruises and Regent Seven Seas Cruises brands. We have 23 ships with approximately 45,800 Berths including Sirena, previously under a Bareboat Charter, which joined our Oceania Cruises’ fleet in April 2016. We will introduce five additional ships to our fleet through 2020. We have two Explorer Class Ships on order for delivery in the summer of 2016 and the winter of 2020. Norwegian Joy is on order for delivery in the spring of 2017 and two additional Breakaway Plus Class Ships are on order for deliveries to the Norwegian fleet in the spring of 2018 and fall of 2019. These additions to our fleet will increase our total Berths to approximately 59,300.

2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements are unaudited and, in our opinion, contain all normal recurring adjustments necessary for a fair statement of the results for the periods presented.

Our operations are seasonal and results for interim periods are not necessarily indicative of the results for the entire fiscal year. Historically, demand for cruises has been strongest during the summer months. The interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2015, which are included in our most recently filed Annual Report on Form 10-K.

Reclassification

Certain amounts in prior periods have been reclassified to conform to the current period presentation.

Earnings (Loss) Per Share

A reconciliation between basic and diluted earnings (loss) per share was as follows (in thousands, except share and per share data):

	Three Months Ended March 31,
	2016	2015
Net income (loss)	$73,229	$(21,456)
Basic weighted-average shares outstanding	227,239,533	224,301,117
Dilutive effect of awards	872,502	—
Diluted weighted-average shares outstanding	228,112,035	224,301,117
Basic earnings (loss) per share	$0.32	$(0.10)
Diluted earnings (loss) per share	$0.32	$(0.10	)(1)

(1)	Due to a net loss, excludes 4,745,812 shares as including these would be antidilutive.

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

Revenue and expenses include port fees and taxes. The amounts included on a gross basis are $62.5 million and $51.9 million for the three months ended March 31, 2016 and 2015, respectively.

Foreign Currency

The majority of our transactions are settled in U.S. dollars. We translate assets and liabilities of our foreign subsidiaries at exchange rates in effect at the balance sheet date. Gains or losses resulting from transactions denominated in other currencies are recognized in our consolidated statements of operations within other income (expense) and such losses were $(4.2) million and gains were $4.9 million for the three months ended March 31, 2016 and 2015, respectively.

Depreciation and Amortization Expense

The amortization of deferred financing fees are included in depreciation and amortization expense in the consolidated statements of cash flows but are included in interest expense, net and not included in the depreciation and amortization expense in the consolidated statements of operations.

Recently Issued Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-09 to improve multiple aspects of the accounting for share-based payment transactions, including income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. The guidance is effective for annual periods beginning after December 15, 2016 and interim periods within those annual periods with early adoption permitted. We are currently evaluating the impact of the adoption of this newly issued guidance to our consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e. lessees and lessors). The ASU requires lessees to recognize assets and liabilities on the balance sheet for the rights and obligations created by all leases with terms of more than 12 months. The ASU further modifies lessors’ classification criteria for leases and the accounting for sales-type and direct financing leases. The ASU will also require qualitative and quantitative disclosures designed to give financial statement users additional information on the amount, timing, and uncertainty of cash flows arising from leases. The ASU is effective for annual reporting periods, and interim periods within those annual periods, beginning after December 15, 2018 with early adoption permitted. The ASU is to be applied using a modified retrospective approach.  We are currently evaluating the impact of the adoption of this newly issued guidance to our consolidated financial statements.

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

In April 2015, the FASB issued ASU No. 2015-05 to clarify a customer’s accounting for fees paid in a cloud computing arrangement. The amendments provide guidance to customers about whether a cloud computing arrangement includes a software license or if the arrangement should be accounted for as a service contract. This guidance will impact the accounting of software licenses but will not change a customer’s accounting for service contracts. The guidance will be effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2015. We have adopted this guidance and there has not been an impact to our consolidated financial statements.

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

The gross carrying amounts of intangible assets included within other long-term assets, the related accumulated amortization, the net carrying amounts and the weighted-average amortization periods of the Company’s intangible assets are listed in the following table (in thousands, except amortization period):

	March 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted- Average Amortization Period (Years)
Customer relationships	$120,000	$(20,793)	$99,207	6.0
Licenses	3,368	(331)	3,037	5.6
Total intangible assets subject to amortization	$123,368	$(21,124)	$102,244
License (Indefinite-lived)	$4,427	$—	$—

	December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted- Average Amortization Period (Years)
Customer relationships	$120,000	$(15,527)	$104,473	6.0
Backlog	70,000	(70,000)	—	1.0
Licenses	3,368	(208)	3,160	5.6
Total intangible assets subject to amortization	$193,368	$(85,735)	$107,633
License (Indefinite-lived)	$4,427	$—	$—

The aggregate amortization expense is as follows (in thousands):

	Three months ended March 31,
	2016	2015
Amortization expense	$5,389	$18,230

The following table sets forth the Company’s estimated aggregate amortization expense for each of the five years below (in thousands):

Year ended December 31,	Amortization Expense
2017	$31,177
2018	26,058
2019	18,489
2020	9,906
2021	75

4.	Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) for the three months ended March 31, 2016 was as follows (in thousands):

	Accumulated Other Comprehensive Income (Loss)	Change Related to Cash Flow Hedges		Change Related to Shipboard Retirement Plan
Accumulated other comprehensive income (loss) at beginning of period	$(412,650)	$(405,298)		$(7,352)
Current period other comprehensive income before reclassifications	70,450	70,450		—
Amounts reclassified into earnings	34,658	34,550	(1)	108 (2)
Accumulated other comprehensive income (loss) at end of period	$(307,542)	$(300,298	)(3)	$(7,244)

(1)	We refer you to Note 5— “Fair Value Measurements and Derivatives” for the affected line items in the Consolidated Statements of Operations.
(2)	Amortization of prior-service cost and actuarial loss reclassified to payroll and related expense.
(3)	Includes $119.2 million of loss expected to be reclassified into earnings in the next 12 months.

Accumulated other comprehensive income (loss) for the three months ended March 31, 2015 was as follows (in thousands):

	Accumulated Other Comprehensive Income (Loss)	Change Related to Cash Flow Hedges	Change Related to Shipboard Retirement Plan
Accumulated other comprehensive income (loss) at beginning of period	$(242,642)	$(234,188)	$(8,454)
Current period other comprehensive loss before reclassifications	(103,765)	(103,765)	—
Amounts reclassified into earnings	22,005	21,886 (1)	119 (2)
Accumulated other comprehensive income (loss) at end of period	$(324,402)	$(316,067)	$(8,335)

(1)	We refer you to Note 5— “Fair Value Measurements and Derivatives” for the affected line items in the Consolidated Statements of Operations.
(2)	Amortization of prior-service cost and actuarial loss reclassified to payroll and related expense.

5.	Fair Value Measurements and Derivatives

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

The following table sets forth our derivatives measured at fair value and discloses the balance sheet location (in thousands):

		Asset		Liability
	Balance Sheet location	March 31, 2016	December 31, 2015	March 31, 2016	December 31, 2015
Fuel swaps designated as hedging instruments
	Prepaid expenses and other assets	$6,283	$—	$256	$—
	Other long-term assets	3,534	—	43	—
	Accrued expenses and other liabilities	—	—	117,016	128,740
	Other long-term liabilities	1,241	—	132,656	132,494
Fuel swaps not designated as hedging instruments
	Prepaid expenses and other assets	16	—	—	—
	Accrued expenses and other liabilities	—	—	1,545	—
Foreign currency forward contracts designated as hedging instruments
	Prepaid expenses and other assets	671	—	—	—
	Other long-term assets	59,812	3,446	2,953	1,370
	Accrued expenses and other liabilities	—	—	138	8,737
	Other long-term liabilities	1,397	551	5,390	24,181
Foreign currency collar not designated as a hedging instrument
	Accrued expenses and other liabilities	—	—	29,368	42,993
Interest rate swaps designated as hedging instruments
	Accrued expenses and other liabilities	—	—	3,882	4,079
	Other long-term liabilities	—	—	4,490	3,395

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

Our derivative contracts include rights of offset with our counterparties. We have elected to net certain assets and liabilities within counterparties when the rights of offset exists. We are not required to post cash collateral related to our derivative instruments.

The following table discloses the gross and net amounts recognized within assets and liabilities (in thousands):

March 31, 2016	Gross Amounts	Gross Amounts Offset	Total Net Amounts	Gross Amounts Not Offset	Net Amounts
Assets	$70,316	$(3,252)	$67,064	$(49,147)	$17,917
Liabilities	294,485	(2,638)	291,847	(39,761)	252,086

December 31, 2015	Gross Amounts	Gross Amounts Offset	Total Net Amounts	Gross Amounts Not Offset	Net Amounts
Assets	$3,446	$(1,370)	$2,076	$(2,043)	$33
Liabilities	344,619	(551)	344,068	(336,645)	7,423

Fuel Swaps

As of March 31, 2016, we had fuel swaps maturing through December 31, 2019 which are used to mitigate the financial impact of volatility in fuel prices pertaining to approximately 2.0 million metric tons of our projected fuel purchases.

The effects on the consolidated financial statements of the fuel swaps which were designated as cash flow hedges were as follows (in thousands):

	Three Months Ended March 31,
	2016	2015
Loss recognized in other comprehensive income (loss) – effective portion	$(9,506)	$(2,801)
Loss recognized in other income (expense) – ineffective portion	(5,227)	(6,051)
Amount reclassified from accumulated other comprehensive income (loss) into fuel expense	31,137	20,536

As of March 31, 2016, we had fuel swaps pertaining to approximately 14,000 metric tons which were not designated as cash flow hedges. These fuel swaps were previously designated as cash flow hedges and were dedesignated due to a change in our expected future fuel purchases mix.

The effects on the consolidated financial statements of the fuel swaps which were dedesignated and recognized into earnings were as follows (in thousands):

	Three Months Ended March 31,
	2016	2015
Amount reclassified from accumulated other comprehensive income (loss) into other income (expense)	$1,529	$—

Fuel Collars

We had fuel collars that matured and were used to mitigate the financial impact of volatility in fuel prices of our fuel purchases.

The effects on the consolidated financial statements of the fuel collars which were designated as cash flow hedges were as follows (in thousands):

	Three Months Ended March 31,
	2016	2015
Amount reclassified from accumulated other comprehensive income (loss) into fuel expense	$—	$238

Foreign Currency Options

We had foreign currency options that matured which consisted of call options with deferred premiums. These options were used to mitigate the financial impact of volatility in foreign currency exchange rates related to our ship construction contracts denominated in euros. If the spot rate at the date the ships were delivered was less than the strike price under these option contracts, we would have paid the deferred premium and would not exercise the foreign currency options.

The effects on the consolidated financial statements of the foreign currency options which were designated as cash flow hedges were as follows (in thousands):

	Three Months Ended March 31,
	2016	2015
Amount reclassified from accumulated other comprehensive income (loss) into depreciation and amortization expense	$330	$330

Foreign Currency Forward Contracts

As of March 31, 2016, we had foreign currency forward contracts which are used to mitigate the financial impact of volatility in foreign currency exchange rates related to our ship construction contracts and forecasted Dry-dock payments denominated in euros. The notional amount of our foreign currency forward contracts was €2.3 billion, or $2.6 billion based on the euro/U.S. dollar exchange rate as of March 31, 2016.

The effects on the consolidated financial statements of the foreign currency forward contracts which were designated as cash flow hedges were as follows (in thousands):

	Three Months Ended March 31,
	2016	2015
Gain (loss) recognized in other comprehensive income (loss) – effective portion	$82,511	$(97,375)
Gain (loss) recognized in other income (expense) – ineffective portion	11	(15)
Amount reclassified from accumulated other comprehensive income (loss) into depreciation and amortization expense	645	(64)

Foreign Currency Collar

We had a foreign currency collar that matured and was used to mitigate the volatility of foreign currency exchange rates related to our ship construction contracts denominated in euros.

The effects on the consolidated financial statements of the foreign currency collar which was designated as a cash flow hedge was as follows (in thousands):

	Three Months Ended March 31,
	2016	2015
Amount reclassified from accumulated other comprehensive income (loss) into depreciation and amortization expense	$(91)	$(91)

As of March 31, 2016, we had a foreign currency collar used to mitigate the volatility of foreign currency exchange rates related to our ship construction contracts denominated in euros. The notional amount of our foreign currency collar was €274.4 million, or $312.3 million based on the euro/U.S. dollar exchange rate as of March 31, 2016.

The effect on the consolidated financial statements of the foreign currency collar which was not designated as a cash flow hedge was as follows (in thousands):

	Three Months Ended March 31,
	2016	2015
Gain (loss) recognized in other income (expense)	$13,625	$(28,953)

Interest Rate Swaps

As of March 31, 2016, we had interest rate swap agreements to hedge our exposure to interest rate movements and to manage our interest expense. The notional amount of outstanding debt associated with the interest rate swap agreements was $411.7 million.

The effects on the consolidated financial statements of the interest rate swaps which were designated as cash flow hedges were as follows (in thousands):

	Three Months Ended March 31,
	2016	2015
Loss recognized in other comprehensive income (loss) – effective portion	$(2,555)	$(3,589)
Gain (loss) recognized in other income (expense) – ineffective portion	3	(7)
Amount reclassified from accumulated other comprehensive income (loss) into interest expense, net	1,000	937

We had an interest rate swap that matured in January 2015, which was used to mitigate our exposure to interest rate movements and to manage our interest expense.

The effect on the consolidated financial statements of the interest rate swap contract which was not designated as a hedging instrument was as follows (in thousands):

	Three Months Ended March 31,
	2016	2015
Loss recognized in other income (expense)	$—	$(2)

Long-Term Debt

As of March 31, 2016 and December 31, 2015, the fair value of our long-term debt, including the current portion, was $6.4 billion and $6.5 billion, respectively, which was $6.0 million and $6.6 million lower, respectively, than the carrying values. The difference between the fair value and carrying value of our long-term debt is due to our fixed and variable rate debt obligations carrying interest rates that are above or below market rates at the measurement dates. The fair value of our long-term debt was calculated based on estimated rates for the same or similar instruments with similar terms and remaining maturities resulting in Level 2 inputs in the fair value hierarchy. Market risk associated with our long-term variable rate debt is the potential increase in interest expense from an increase in interest rates. The calculation of the fair value of our long-term debt is considered a Level 2 input.

Other

The carrying amounts reported in the consolidated balance sheets of all other financial assets and liabilities approximate fair value.

6.	Employee Benefits and Compensation Plans

Share Option Awards

On March 1, 2016, we granted 1.0 million share option awards to our employees at an exercise price of $50.31 with a contractual term of ten years. The share options vest equally over three years.

The following is a summary of option activity under our share option plan for the three months ended March 31, 2016 (excludes the impact of 364,584 previously awarded performance-based options as no grant date has been established):

	Number of Share Option Awards			Weighted-Average Exercise Price			Weighted- Average Contractual Term	Aggregate Intrinsic Value
	Time- Based Awards	Performance- Based Awards	Market- Based Awards	Time- Based Awards	Performance- Based Awards	Market- Based Awards	(years)	(in thousands)
Outstanding as of December 31, 2015	7,702,071	432,752	208,333	$47.35	$19.00	$59.43	8.59	$104,864
Granted	1,035,000	52,083	—	50.15	59.43	—
Exercised	(52,803)	(40,359)	—	25.92	19.00	—
Forfeited and cancelled	(329,027)	—	—	48.24	—	—
Outstanding as of March 31, 2016	8,355,241	444,476	208,333	$47.80	$23.74	$59.43	8.54	$85,185

Restricted Ordinary Share Awards

The following is a summary of restricted ordinary share activity for the three months ended March 31, 2016:

	Number of Time-Based Awards	Weighted- Average Grant Date Fair Value
Non-vested as of January 1, 2016	43,653	$5.87
Granted	—	—
Vested	(10,462)	7.89
Forfeited or expired	(352)	2.50
Non-vested and expected to vest as of March 31, 2016	32,839	$5.26

Restricted Share Unit Awards

On March 1, 2016, we granted 1.2 million restricted share unit awards to our employees which vest equally over three years.

The following is a summary of restricted share unit activity for the three months ended March 31, 2016 (excludes the impact of 87,500 previously awarded performance-based restricted share units as no grant date was established):

	Number of Time-Based Awards	Weighted- Average Grant Date Fair Value	Number of Performance- Based Awards	Weighted- Average Grant Date Fair Value	Number of Market- Based Awards	Weighted- Average Grant Date Fair Value
Non-vested as of January 1, 2016	150,000	$59.43	—	$—	50,000	$59.43
Granted	1,228,990	50.42	12,500	50.00	—	—
Vested	—	—	(12,500)	50.00	—	—
Forfeited or expired	(18,500)	50.31	—	—	—	—
Non-vested and expected to vest as of March 31, 2016	1,360,490	$51.42	—	$—	50,000	$59.43

The share-based compensation expense for the three months ended March 31, 2016 was $15.2 million of which $13.7 million was recorded in marketing, general and administrative expense and $1.5 million was recorded in payroll and related expense.

7.	Commitments and Contingencies

Ship Construction Contracts

We have Norwegian Joy and two other Breakaway Plus Class Ships on order with Meyer Werft shipyard for delivery in the spring of 2017, spring of 2018 and fall of 2019, respectively. These ships will be the largest in our fleet, reaching approximately 164,600 Gross Tons. The combined contract price of these three ships is approximately €2.6 billion, or $3.0 billion based on the euro/U.S. dollar exchange rate as of March 31, 2016. We have export credit financing in place that provides financing for 80% of their contract prices. We also have contracts with Fincantieri shipyard to build two Explorer Class Ships. The original contract price of the ships is approximately €765.0 million, or approximately $870.6 million based on the euro/U.S. dollar exchange rate as of March 31, 2016. We have export credit financing in place that provides financing for 80% of these ships’ contract price. The two Explorer Class Ships are expected to be delivered in the summer of 2016 and winter of 2020.

In connection with the second Explorer Class Ship, in March 2016 we entered into a financing agreement with a syndicate of banks that provides for up to $498.2 million of borrowings. Under the terms of this agreement, we may elect either a fixed or variable interest rate and the loan is payable over twelve years.

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

8.	Restructuring Costs

Due to the Acquisition of Prestige, a number of employee positions were consolidated. As of March 31, 2016, we had an accrual balance of $2.5 million for restructuring costs for severance and other employee-related costs. The expense of $1.7 million for the three months ended March 31, 2016 is included in marketing, general and administrative expense.

The following table summarizes changes in the accrual for restructuring costs (in thousands):

Restructuring costs
Accrued expense balance as of December 31, 2015	$(4,144)
Amounts paid	3,282
Additional accrued expense	(1,660)
Accrued expense balance as of March 31, 2016	$(2,522)

9.	Supplemental Cash Flow Information

For the three months ended March 31, 2016, we had non-cash investing activities in connection with property and equipment of $7.5 million and for the three months ended March 31, 2015, we had non-cash investing activities in connection with capital leases of $27.6 million.

10.	Revision to the Consolidated Statement of Cash Flows

During the three months ended September 30, 2015, we determined that for the three months ended March 31, 2015 and six months ended June 30, 2015, cash payments related to property and equipment were reported as a decrease in cash flows from operating activities related to the change in accrued expenses and other liabilities and prepaid and other assets when it should have been reported as a decrease in cash flows from investing activities related to additions to property and equipment. The Consolidated Statements of Cash Flows for the three months ended March 31, 2015 has been revised, and we will revise the six months ended June 30, 2015 in the Form 10-Q filing for the period ended June 30, 2016, to increase cash from operating activities related to the change in accrued expenses and other liabilities and prepaid and other assets and increase investing cash outflows from additions to property and equipment by $14.6 million and $18.5 million, respectively. We have determined that the revision is not material to our consolidated financial statements individually and in the aggregate.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Concerning Forward-Looking Statements

Certain statements in this report constitute forward-looking statements within the meaning of the U.S. federal securities laws intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical facts contained, or incorporated by reference, in this report, including, without limitation, those regarding our business strategy, financial position, results of operations, plans, prospects and objectives of management for future operations (including development plans and objectives relating to our activities), are forward-looking statements. Many, but not all, of these statements can be found by looking for words like “expect,” “anticipate,” “goal,” “project,” “plan,” “believe,” “seek,” “will,” “may,” “forecast,” “estimate,” “intend” and “future” and similar words. Forward-looking statements do not guarantee future performance and may involve risks, uncertainties and other factors which could cause our actual results, performance or achievements to differ materially from the future results, performance or achievements expressed or implied in those forward-looking statements. Examples of these risks, uncertainties and other factors include, but are not limited to the impact of:

•	adverse general economic and related factors, such as fluctuating or increasing levels of unemployment, underemployment and the volatility of fuel prices, declines in the securities and real estate markets, and perceptions of these conditions that decrease the level of disposable income of consumers or consumer confidence;
•	the risks and increased costs associated with operating internationally;
•	our efforts to expand our business into new markets;
•	adverse events impacting the security of travel, such as terrorist acts, acts of piracy, armed conflict and threats thereof and other international events;
•	breaches in data security or other disturbances to our information technology and other networks;
•	the spread of epidemics and viral outbreaks;
•	adverse incidents involving cruise ships;
•	changes in fuel prices and/or other cruise operating costs;
•	our hedging strategies;
•	our inability to obtain adequate insurance coverage;
•	our substantial indebtedness, including the ability to raise additional capital to fund our operations, and to generate the necessary amount of cash to service our existing debt;
•	restrictions in the agreements governing our indebtedness that limit our flexibility in operating our business;
•	the significant portion of our assets pledged as collateral under our existing debt agreements and the ability of our creditors to accelerate the repayment of our indebtedness;
•	our ability to incur significantly more debt despite our substantial existing indebtedness;
•	volatility and disruptions in the global credit and financial markets, which may adversely affect our ability to borrow and could increase our counterparty credit risks, including those under our credit facilities, derivatives, contingent obligations, insurance contracts and new ship progress payment guarantees;
•	fluctuations in foreign currency exchange rates;
•	our inability to recruit or retain qualified personnel or the loss of key personnel;
•	future changes relating to how external distribution channels sell and market our cruises;
•	our reliance on third parties to provide hotel management services to certain ships and certain other services;
•	delays in our shipbuilding program and ship repairs, maintenance and refurbishments;
•	future increases in the price of, or major changes or reduction in, commercial airline services;
•	seasonal variations in passenger fare rates and occupancy levels at different times of the year;
•	our ability to keep pace with developments in technology;
•	amendments to our collective bargaining agreements for crew members and other employee relation issues;
•	the continued availability of attractive port destinations;
•	pending or threatened litigation, investigations and enforcement actions;

•	changes involving the tax and environmental regulatory regimes in which we operate; and

•	other factors set forth under “Risk Factors” in our most recently filed Annual Report on Form 10-K and “Item 1A. Risk Factors” in this report.

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

• Adjusted Net Cruise Cost Excluding Fuel. Net Cruise Cost Excluding Fuel expense adjusted for supplemental adjustments.

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

• EBITDA. Earnings before interest, taxes, and depreciation and amortization.

• EPS. Earnings per share.

• Explorer Class Ships. Regent’s Seven Seas Explorer and a second ship on order.

• GAAP. Generally accepted accounting principles in the U.S.

• Gross Cruise Cost. The sum of total cruise operating expense and marketing, general and administrative expense.

• Gross Tons. A unit of enclosed passenger space on a cruise ship, such that one gross ton = 100 cubic feet or 2.831 cubic meters.

• Gross Yield. Total revenue per Capacity Day.

• Management NCL Corporation Units. NCLC’s previously outstanding profits interests issued to management (or former management) of NCLC which were converted into units in NCLC. All Management NCL Corporation Units were exchanged for NCLH ordinary shares and restricted shares in the fourth quarter of 2014.

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

Critical Accounting Policies

For a discussion of our critical accounting policies and estimates, see “Critical Accounting Policies” included in our Annual Report on Form 10-K for the year ended December 31, 2015 under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We have made no significant changes to our critical accounting policies and estimates from those described in our Annual Report on Form 10-K for the year ended December 31, 2015.

Quarterly Overview

•	Sirena, previously under a Bareboat Charter, joined our Oceania Cruises’ fleet in April 2016. This ship is approximately 30,000 Gross Tons with approximately 684 Berths.

•	We placed an order with Fincantieri shipyards to build a second Explorer Class Ship for delivery in the winter of 2020.

•	We repurchased approximately $50 million of NCLH’s outstanding ordinary shares under our previously authorized three-year, $500 million share repurchase program.

Three months ended March 31, 2016 (“2016”) compared to the three months ended March 31, 2015 (“2015”)

Total revenue increased 14.9% to $1.1 billion in 2016 compared to $938.2 million in 2015. Net Revenue in 2016 increased 18.4% to $838.2 million from $707.7 million in 2015 due to an increase in Capacity Days of 12.2% and an increase in Net Yield of 5.5%.The increase in Capacity Days was primarily due to the delivery of Norwegian Escape in October 2015.

We had net income and diluted EPS of $73.2 million and $0.32, respectively, in 2016. Operating income was $131.3 million in 2016 compared to $60.3 million in 2015. We had Adjusted Net Income and Adjusted EPS of $86.7 million and $0.38, respectively, in 2016, which includes $13.4 million of adjustments primarily consisting of expenses related to non-cash compensation and certain other adjustments. Adjusted EBITDA improved 28.2% in 2016 compared to 2015. We refer you to our “Results of Operations” below for a calculation of Net Revenue, Net Yield, Adjusted Net Income, Adjusted EPS and Adjusted EBITDA.

Results of Operations

The following table sets forth operating data as a percentage of total revenue:

	Three Months Ended March 31,
	2016	2015
Revenue
Passenger ticket	68.7%	71.5%
Onboard and other	31.3%	28.5%
Total revenue	100.0%	100.0%

Cruise operating expense
Commissions, transportation and other	16.3%	18.3%
Onboard and other	6.0%	6.3%
Payroll and related	16.4%	16.8%
Fuel	7.6%	9.3%
Food	4.7%	4.5%
Other	10.7%	11.3%
Total cruise operating expense	61.7%	66.5%

Other operating expense
Marketing, general and administrative	16.8%	16.4%
Depreciation and amortization	9.4%	10.7%
Total other operating expense	26.2%	27.1%
Operating income	12.1%	6.4%

Non-operating income (expense)
Interest expense, net	(5.5)%	(5.4)%
Other income (expense)	0.3%	(3.2)%
Total non-operating income (expense)	(5.2)%	(8.6)%
Net income (loss) before income taxes	6.9%	(2.2)%
Income tax expense	(0.1)%	(0.1)%
Net income (loss)	6.8%	(2.3)%

The following table sets forth selected statistical information:

	Three Months Ended March 31,
	2016	2015
Passengers carried	551,475	513,526
Passenger Cruise Days	4,285,294	3,768,115
Capacity Days	3,990,942	3,556,468
Occupancy Percentage	107.4%	106.0%

Net Revenue, Adjusted Net Revenue, Gross Yield, Net Yield and Adjusted Net Yield were calculated as follows (in thousands, except Capacity Days and Yield data):

	Three Months Ended March 31,
	2016	2016 Constant Currency	2015
Passenger ticket revenue	$740,112	$752,632	$670,483
Onboard and other revenue	337,520	337,519	267,699
Total revenue	1,077,632	1,090,151	938,182
Less:
Commissions, transportation and other expense	175,437	178,905	171,827
Onboard and other expense	63,965	63,965	58,645
Net Revenue	838,230	847,281	707,710
Non-GAAP Adjustment:
Deferred revenue (1)	460	460	21,194
Adjusted Net Revenue	$838,690	$847,741	$728,904
Capacity Days	3,990,942	3,990,942	3,556,468
Gross Yield	$270.02	$273.16	$263.80
Net Yield	$210.03	$212.30	$198.99
Adjusted Net Yield	$210.15	$212.42	$204.95

(1)	Reflects deferred revenue fair value adjustments related to the Acquisition of Prestige that were made pursuant to business combination accounting rules.

Gross Cruise Cost, Net Cruise Cost, Net Cruise Cost Excluding Fuel and Adjusted Net Cruise Cost Excluding Fuel were calculated as follows (in thousands, except Capacity Days and per Capacity Day data):

	Three Months Ended March 31,
	2016	2016 Constant Currency	2015
Total cruise operating expense	$664,481	$669,159	$623,700
Marketing, general and administrative expense	180,574	181,315	154,157
Gross Cruise Cost	845,055	850,474	777,857
Less:
Commissions, transportation and other expense	175,437	178,905	171,827
Onboard and other expense	63,965	63,965	58,645
Net Cruise Cost	605,653	607,604	547,385
Less: Fuel expense	81,672	81,672	87,374
Net Cruise Cost Excluding Fuel	523,981	525,932	460,011
Less Non-GAAP Adjustments:
Non-cash deferred compensation (1)	791	791	1,453
Non-cash share-based compensation (2)	15,245	15,245	12,005
Severance payments and other fees (3)	2,030	2,030	10,387
Management NCL Corporation Units exchange expenses (4)	—	—	624
Acquisition of Prestige expenses (5)	1,741	1,741	400
Contingent consideration adjustment (6)	—	—	(9,100)
Adjusted Net Cruise Cost Excluding Fuel	$504,174	$506,125	$444,242
Capacity Days	3,990,942	3,990,942	3,556,468
Gross Cruise Cost per Capacity Day	$211.74	$213.10	$218.72
Net Cruise Cost per Capacity Day	$151.76	$152.25	$153.91
Net Cruise Cost Excluding Fuel per Capacity Day	$131.29	$131.78	$129.34
Adjusted Net Cruise Cost Excluding Fuel per Capacity Day	$126.33	$126.82	$124.91

(1)	Non-cash deferred compensation expenses related to the crew pension plan and other crew expenses, which are included in payroll and related expense.
(2)	Non-cash share-based compensation expenses related to equity awards, which are included in marketing, general and administrative expense and payroll and related expense.
(3)	Severance payments and other expenses related to restructuring costs and other severance arrangements, which are included in marketing, general and administrative expense.
(4)	Expenses related to the exchange of Management NCL Corporation Units for ordinary shares, which are included in marketing, general and administrative expense.
(5)	Expenses related to the Acquisition of Prestige, which are included in marketing, general and administrative expense.
(6)	Contingent consideration fair value adjustment related to the Acquisition of Prestige, which is included in marketing, general and administrative expense.

Adjusted Net Income and Adjusted EPS were calculated as follows (in thousands, except share and per share data):

	Three Months Ended March 31,
	2016	2015
Net income (loss)	73,229	(21,456)
Non-GAAP Adjustments:
Non-cash deferred compensation (1)	791	1,453
Non-cash share-based compensation (2)	15,245	12,005
Severance payments and other fees (3)	2,030	10,387
Management NCL Corporation Units exchange expenses (4)	—	624
Acquisition of Prestige expenses (5)	1,741	400
Deferred revenue (6)	460	21,194
Amortization of intangible assets (7)	5,268	18,146
Contingent consideration adjustment (8)	—	(9,100)
Derivative adjustment (9)	(12,096)	28,953
Adjusted Net Income	$86,668	$62,606
Diluted weighted–average shares outstanding – Net income (loss)	228,112,035	224,301,117	(10)
Diluted weighted–average shares outstanding – Adjusted Net Income	228,112,035	229,046,929
Diluted earnings (loss) per share	$0.32	$(0.10)
Adjusted EPS	$0.38	$0.27

(1)	Non-cash deferred compensation expenses related to the crew pension plan and other crew expenses, which are included in payroll and related expense.
(2)	Non-cash share-based compensation expenses related to equity awards, which are included in marketing, general and administrative expense and payroll and related expense.
(3)	Severance payments and other expenses related to restructuring costs and other severance arrangements, which are included in marketing, general and administrative expense.
(4)	Expenses related to the exchange of Management NCL Corporation Units for ordinary shares, which are included in marketing, general and administrative expense.
(5)	Expenses related to the Acquisition of Prestige, which are included in marketing, general and administrative expense.
(6)	Deferred revenue fair value adjustments related to the Acquisition of Prestige that were made pursuant to business combination accounting rules, which are primarily included in Net Revenue.
(7)	Amortization of intangible assets related to the Acquisition of Prestige, which are included in depreciation and amortization expense.
(8)	Contingent consideration fair value adjustment related to the Acquisition of Prestige, which is included in marketing, general and administrative expense.
(9)	In 2016, a gain of approximately $13.6 million for the fair value adjustment of a foreign exchange collar which does not receive hedge accounting and losses of approximately $(1.5) million for the dedesignation of certain fuel swaps. In 2015, a loss for the fair value adjustment for a foreign exchange collar which does not receive hedge accounting treatment. These adjustments are included in other income (expense).
(10)	Due to a net loss, excludes 4,745,812 shares, as including these would be antidilutive.

EBITDA and Adjusted EBITDA were calculated as follows (in thousands):

	Three Months Ended March 31,
	2016	2015
Net income (loss)	$73,229	$(21,456)
Interest expense, net	59,754	50,989
Income tax expense	1,104	677
Depreciation and amortization expense	101,295	99,976
EBITDA	235,382	130,186
Other (income) expense	(2,805)	30,139
Non-GAAP Adjustments:
Non-cash deferred compensation (1)	791	1,453
Non-cash share-based compensation (2)	15,245	12,005
Severance payments and other fees (3)	2,030	10,387
Management NCL Corporation Units exchange expenses (4)	—	624
Acquisition of Prestige expenses (5)	1,741	400
Deferred revenue (6)	460	21,194
Contingent consideration adjustment (7)	—	(9,100)
Adjusted EBITDA	$252,844	$197,288

(1)	Non-cash deferred compensation expenses related to the crew pension plan and other crew expenses, which are included in payroll and related expense.
(2)	Non-cash share-based compensation expenses related to equity awards, which are included in marketing, general and administrative expense and payroll and related expense.
(3)	Severance payments and other expenses related to restructuring costs and other severance arrangements, which are included in marketing, general and administrative expense.
(4)	Expenses related to the exchange of Management NCL Corporation Units for ordinary shares, which are included in marketing, general and administrative expense.
(5)	Expenses related to the Acquisition of Prestige, which are included in marketing, general and administrative expense.
(6)	Deferred revenue fair value adjustments related to the Acquisition of Prestige that were made pursuant to business combination accounting rules, which are primarily included in Net Revenue.
(7)	Contingent consideration fair value adjustment related to the Acquisition of Prestige, which is included in marketing, general and administrative expense.

Three months ended March 31, 2016 (“2016”) compared to three months ended March 31, 2015 (“2015”)

Revenue

Total revenue increased 14.9% to $1.1 billion in 2016 compared to $938.2 million in 2015. Net Revenue in 2016 increased 18.4% to $838.2 million from $707.7 million in 2015 due to an increase in Capacity Days of 12.2% and an increase in Net Yield of 5.5%.The increase in Capacity Days was primarily due to the delivery of Norwegian Escape in October 2015. The increase in Net Yield was primarily due to an increase in passenger ticket pricing and higher onboard and other revenue. Adjusted Net Revenue includes a deferred revenue fair value adjustment of $0.5 million and $21.2 million in 2016 and 2015, respectively, related to the Acquisition of Prestige. On a Constant Currency basis, Net Yield and Adjusted Net Yield increased 6.7% and 3.6%, respectively, in 2016 compared to 2015.

Expense

Total cruise operating expense increased 6.5% in 2016 compared to 2015 primarily due to the increase in Capacity Days as discussed above and an increase in Dry-dock expenses. Total other operating expense increased 10.9% in 2016 compared to 2015 primarily due to an increase in marketing, general and administrative expenses with an increase in advertising expenses and in 2015 we had $9.1 million of an incremental contingent consideration adjustment related to the Acquisition of Prestige. Depreciation and amortization expense increased primarily due to the depreciation of Norwegian Escape in 2016 and in 2015 we had $13.0 million of incremental amortization of intangible assets due to the Acquisition of Prestige. On a Capacity Day basis, Net Cruise Cost decreased 1.4% (1.1% on a Constant Currency basis) due to a decrease in fuel expense which was primarily resulting from a 16.7% decrease in the average fuel price to $438 per metric ton in 2016 from $526 per metric ton in 2015 primarily offset by an increase in marketing, general and administrative expenses. Adjusted Net Cruise Cost Excluding Fuel per Capacity Day increased 1.1% (1.5% on a Constant Currency basis) primarily due to the increase in expenses discussed above.

Interest expense, net increased to $59.8 million in 2016 from $51.0 million in 2015 primarily due to higher interest rates due to an increase in LIBOR rates as well as an increase in average debt balances outstanding primarily associated with the delivery of Norwegian Escape in October 2015.

Other income (expense) was income of $2.8 million in 2016 compared to an expense of $(30.1) million in 2015. In 2016, the income was primarily related to unrealized gains on derivatives partially offset by realized losses on derivatives and losses on foreign currency exchange. In 2015, the expense was primarily related to the derivative fair value adjustment for a foreign exchange collar which does not receive hedge accounting treatment.

In 2016, we had an income tax expense of $1.1 million compared to $0.7 million in 2015.

Liquidity and Capital Resources

General

As of March 31, 2016, our liquidity was $691.9 million consisting of $154.9 million in cash and cash equivalents and $537.0 million under our Revolving Loan Facility. Our primary ongoing liquidity requirements are to finance working capital, capital expenditures and debt service.

As of March 31, 2016, we had a working capital deficit of $2.1 billion. This deficit included $1.2 billion of advance ticket sales, which represents the revenue we collect in advance of sailing dates, and accordingly, are substantially more like deferred revenue balances rather than actual current cash liabilities. Our business model, along with our Revolving Loan Facility, allows us to operate with a working capital deficit and still meet our operating, investing and financing needs.

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

Sources and Uses of Cash

In this section, references to “2016” refer to the three months ended March 31, 2016 and references to “2015” refer to the three months ended March 31, 2015.

Net cash provided by operating activities was $330.1 million in 2016 as compared to $314.8 million in 2015. The change in net cash provided by operating activities reflects net income in 2016 of $73.2 compared to a net loss in 2015 of $(21.5) million. The net cash provided by operating activities included timing differences in cash receipts and payments relating to operating assets and liabilities.

Net cash used in investing activities was $133.2 million in 2016, primarily related to payments for ship improvements, ships under construction and shoreside projects. Net cash used in investing activities was $73.1 million in 2015, primarily related to payments for delivery of Norwegian Getaway and ship improvements and shoreside projects.

Net cash used in financing activities was $158.0 million in 2016 and $205.1 million in 2015 primarily due to net repayments of our Revolving Loan Facility and other loan facilities and the repurchase of our ordinary shares in 2016.

Future Capital Commitments

Future capital commitments consist of contracted commitments, including ship construction contracts, and future expected capital expenditures necessary for operations. As of March 31, 2016, anticipated capital expenditures were $0.9 billion for the remainder of 2016 and $1.3 billion for each of the years ending December 31, 2017 and 2018, of which we have export credit financing in place for the expenditures related to ship construction contracts of $0.5 billion for the remainder of 2016, $0.6 billion for 2017 and $0.7 billion for 2018.

We have Norwegian Joy and two other Breakaway Plus Class Ships on order with Meyer Werft shipyard for delivery in the spring of 2017, spring of 2018 and fall of 2019, respectively. These ships will be the largest in our fleet, reaching approximately 164,600 Gross Tons. The combined contract price of these three ships is approximately €2.6 billion, or $3.0 billion based on the euro/U.S. dollar exchange rate as of March 31, 2016. We have export credit financing in place that provides financing for 80% of their contract prices. We also have contracts with Fincantieri shipyard to build two Explorer Class Ships. The original contract price of the ships is approximately €765.0 million, or approximately $870.6 million based on the euro/U.S. dollar exchange rate as of March 31, 2016. We have export credit financing in place that provides financing for 80% of these ships’ contract price. The Explorer Class Ships are expected to be delivered in the summer of 2016 and winter of 2020.

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

Capitalized interest for the three months ended March 31, 2016 and 2015 was $7.1 million and $7.7 million, respectively, primarily associated with the construction of our Breakaway Plus Class Ships.

Off-Balance Sheet Transactions

None.

Contractual Obligations

As of March 31, 2016, our contractual obligations with initial or remaining terms in excess of one year, including interest payments on long-term debt obligations, were as follows (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt (1)	$6,399,065	$629,953	$1,923,757	$2,015,666	$1,829,689
Due to Affiliate (2)	20,976	20,976	—	—	—
Operating leases (3)	157,762	13,230	29,072	29,390	86,070
Ship construction contracts (4)	3,687,018	559,999	1,985,881	1,141,138	—
Port facilities (5)	251,144	38,875	59,536	52,078	100,655
Interest (6)	895,915	177,517	345,324	227,627	145,447
Other (7)	166,533	55,522	53,686	32,793	24,532
Total	$11,578,413	$1,496,072	$4,397,256	$3,498,692	$2,186,393

(1)	Includes premiums aggregating $0.7 million. Also includes capital leases.
(2)	Primarily related to the purchase of Norwegian Sky.
(3)	Primarily for offices, motor vehicles and office equipment.
(4)	For our newbuild ships based on the euro/U.S. dollar exchange rate as of March 31, 2016. Export credit financing is in place from syndicates of banks.
(5)	Primarily for our usage of certain port facilities.
(6)	Includes fixed and variable rates with LIBOR held constant as of March 31, 2016.
(7)	Future commitments for service and maintenance contracts and other Business Enhancement Capital Expenditures.

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

Funding Sources

Our debt agreements contain covenants that, among other things, require us to maintain a minimum level of liquidity, as well as limit our net funded debt-to-capital ratio, maintain certain other ratios and restrict our ability to pay dividends. Our ships and substantially all other property and equipment are pledged as collateral for our debt. We believe we were in compliance with these covenants as of March 31, 2016.

The impact of changes in world economies and especially the global credit markets has created a challenging environment and may reduce future consumer demand for cruises and adversely affect our counterparty credit risks. In the event this environment deteriorates, our business, financial condition and results of operations could be adversely impacted.

We believe our cash on hand, expected future operating cash inflows, additional available borrowings under our Revolving Loan Facility and our ability to issue debt securities or raise additional equity, will be sufficient to fund operations, debt payment requirements, capital expenditures and maintain compliance with covenants under our debt agreements over the next twelve-month period. There is no assurance that cash flows from operations and additional financings will be available in the future to fund our future obligations.

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

Interest Rate Risk

As of March 31, 2016, we had interest rate swap agreements to hedge our exposure to interest rate movements and to manage our interest expense. As of March 31, 2016, 52% of our debt was fixed and 48% was variable, which includes the effects of the interest rate swaps. The notional amount of outstanding debt associated with the interest rate swap agreements as of March 31, 2016 was $411.7 million. Based on our March 31, 2016 outstanding variable rate debt balance, a one percentage point increase in annual LIBOR interest rates would increase our annual interest expense by approximately $30.6 million excluding the effects of capitalization of interest.

Foreign Currency Exchange Rate Risk

As of March 31, 2016, we had foreign currency derivatives to hedge the exposure to volatility in foreign currency exchange rates related to our ship construction contracts denominated in euros. These derivatives hedge the foreign currency exchange rate risk on a portion of the payments on our ship construction contracts. The payments not hedged aggregate €620.1 million, or $705.7 million based on the euro/U.S. dollar exchange rate as of March 31, 2016. We estimate that a 10% change in the euro as of March 31, 2016 would result in a $70.6 million change in the U.S. dollar value of the foreign currency denominated remaining payments.

Fuel Price Risk

Our exposure to market risk for changes in fuel prices relates to the forecasted purchases of fuel on our ships. Fuel expense, as a percentage of our total cruise operating expense, was 12.3% and 14.0% for the three months ended March 31, 2016 and 2015, respectively. We use fuel derivative agreements to mitigate the financial impact of fluctuations in fuel prices and as of March 31, 2016, we had hedged approximately 92%, 82%, 55% and 50% of our 2016, 2017, 2018 and 2019 projected metric tons of fuel purchases, respectively. We estimate that a 10% increase in our weighted-average fuel price would increase our anticipated 2016 fuel expense by $16 million. This increase would be partially offset by an increase in the fair value of our fuel swap agreements of $10 million. Fair value of our derivative contracts is derived using valuation models that utilize the income valuation approach. These valuation models take into account the contract terms such as maturity, as well as other inputs such as fuel types, fuel curves, creditworthiness of the counterparty and the Company, as well as other data points.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures, as such term is defined in Exchange Act Rule 13a-15(e), as of March 31, 2016. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our management’s evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2016 to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that it is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

We refer you to our 2015 Annual Report on Form 10-K for a discussion of the risk factors that affect our business and financial results. We wish to caution the reader that the risk factors discussed in “Item 1A. Risk Factors” in our 2015 Annual Report on Form 10-K, elsewhere in this report or other Securities and Exchange Commission filings, could cause future results to differ materially from those stated in any forward-looking statements.

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

Share repurchase activity during the three months ended March 31, 2016 was as follows:

Period	Total Number of Shares Purchased as Part of a Publicly Announced Program	Average Price Paid per Share	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program (in thousands)
January 1, 2016 – January 31, 2016	538,363	$55.72	$283,505
February 1, 2016 – February 29, 2016	—	$—	$283,505
March 1, 2016 – March 31, 2016	409,113	$48.89	$263,505
Total for the three months ended March 31, 2016	947,476	$52.77	$263,505

Item 5. Other Information

Explorer Class Newbuild Loan Agreement

On March 30, 2016, Explorer II New Build, LLC, a wholly-owned subsidiary of Regent, entered into a loan facility with Crédit Agricole Corporate and Investment Bank, Société Générale, HSBC Bank plc and KFW IPEX-Bank GmbH, as Joint Mandated Lead Arrangers, and Crédit Agricole Corporate and Investment Bank, as Agent and Security Trustee, and the banks and financial institutions lenders party thereto, providing for borrowings of up to approximately $498 million with a syndicate of financial institutions to finance 80% of the construction contract for an Explorer Class Ship and payment of the export credit insurance premium (the “Explorer Class Newbuild Loan Agreement”). The twelve-year fully amortizing loan requires semi-annual principal and interest payments commencing six months following the draw-down date or, if three-month interest periods are elected, quarterly principal and interest payments commencing three months following the draw-down date.  Borrowings under the Explorer Class Newbuild Loan Agreement will bear interest, at the election of Explorer II New Build, LLC, at either (i) a fixed rate of 3.01% per year, or (ii) three month or six month LIBOR plus a margin of 1.75% per year.  Explorer II New Build, LLC is required to pay various fees to the lenders under the Explorer Class Newbuild Loan Agreement, including a commitment fee on the maximum undrawn loan amount payable semi-annually beginning September 2016.  Obligations under the Explorer Class Newbuild Loan Agreement are guaranteed by NCLC, and they are also 95% guaranteed to the lenders by the export credit agency.  The Explorer Class Newbuild Loan Agreement contains financial covenants, including a requirement for NCLC to maintain a minimum liquidity balance at all times, a maximum total net funded debt to total capitalization ratio at all times, and certain other ratios. The Explorer Class Newbuild Loan Agreement also contains negative covenants that are customary for credit facilities of this type. Events of default include, among others, the failure to pay principal and interest when due, a material breach of representation or warranty, covenant defaults, events of bankruptcy and change of control. The equity interests of Explorer II New Build, LLC are, and the ship together with certain interests relating to the ship, when delivered, will be, pledged as collateral for the aforementioned debt.

Item 6. Exhibits

2.1	Agreement and Plan of Merger, dated as of September 2, 2014, by and among Prestige Cruises International, Inc., Norwegian Cruise Line Holdings Ltd., Portland Merger Sub, Inc. and Apollo Management, L.P. (incorporated herein by reference to Exhibit 2.1 to Norwegian Cruise Line Holdings Ltd.’s Form 8-K filed on September 4, 2014 (File No. 001-35784))

2.2	Amendment No. 1 to the Agreement and Plan of Merger, dated as of October 6, 2014, by and among Prestige Cruises International, Inc., Norwegian Cruise Line Holdings Ltd., Portland Merger Sub, Inc. and Apollo Management, L.P. (incorporated herein by reference to Exhibit 2.1 to Norwegian Cruise Line Holdings Ltd.’s Form 8-K filed on October 8, 2014 (File No. 001-35784))

10.1*	Employment Agreement by and between Prestige Cruise Services, LLC and Robert Binder, entered into on October 26, 2015 #

10.2*	Addendum No. 5, dated March 16, 2016, to Shipbuilding Contract for Hull identified therein, as amended, by and among Meyer Werft GmbH & Co. KG, Breakaway Four, Ltd. and NCL Corporation Ltd. +

10.3*	Addendum No. 4, dated March 16, 2016, to Shipbuilding Contract for Hull identified therein, as amended, by and among Meyer Werft GmbH & Co. KG, Seahawk One, Ltd. and NCL Corporation Ltd. +

10.4*	Addendum No. 4, dated March 16, 2016, to Shipbuilding Contract for Hull identified therein, as amended, by and among Meyer Werft GmbH & Co. KG, Seahawk Two, Ltd. and NCL Corporation Ltd. +

10.5*	Amendment No. 10, dated March 31,2016, to Office Lease Agreement, dated December 1, 2006, as amended, by and between SPUS7 Miami ACC, LP and NCL (Bahamas) Ltd. +

10.6*	Explorer Class Newbuild Loan Agreement, dated March 30, 2016, among Explorer II New Build, LLC, as borrower, the banks and financial institutions listed in Schedule 1 as lenders, Crédit Agricole Corporate and Investment Bank, Société Générale, HSBC Bank plc, KFW IPEX-Bank GmbH, as joint mandated lead arrangers and Crédit Agricole Corporate and Investment Bank as agent and security trustee +

10.7*	Guarantee relating to the Explorer Class Newbuild Loan Agreement, dated March 30, 2016, among NCL Corporation Ltd., as guarantor, and Crédit Agricole Corporate and Investment Bank as Security Trustee +

31.1*	Certification of the President and Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2*	Certification of the Executive Vice President and Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1**	Certifications of the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code

101*	The following unaudited financial statements are from Norwegian Cruise Line Holdings Ltd.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, formatted in Extensible Business Reporting Language (XBRL), as follows:

(i)	the Consolidated Statements of Operations for the three months ended March 31, 2016 and 2015;

(ii)	the Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2016 and 2015;

(iii)	the Consolidated Balance Sheets as of March 31, 2016 and December 31, 2015;

(iv)	the Consolidated Statements of Cash Flows for the three months ended March 31, 2016 and 2015;

(v)	the Consolidated Statements of Changes in Shareholders’ Equity for the three months ended March 31, 2016 and 2015; and

(vi)	the Notes to the Consolidated Financial Statements, tagged in summary and detail.

*	Filed herewith.
**	Furnished herewith.
+	Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.
#	Management contract or compensatory plan.

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
(Principal Financial Officer)

Dated: May 10, 2016

