Form 10-Q
period 2016-09-30
Norwegian Cruise Line Holdings Ltd.
filed 2016-11-09
CIK 1513761

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

There were 227,179,962 ordinary shares outstanding as of November 3, 2016.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Norwegian Cruise Line Holdings Ltd.

Consolidated Statements of Operations

(Unaudited)

(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenue
Passenger ticket	$1,071,815	$948,059	$2,630,405	$2,406,533
Onboard and other	412,921	336,851	1,118,798	901,992
Total revenue	1,484,736	1,284,910	3,749,203	3,308,525
Cruise operating expense
Commissions, transportation and other	249,519	225,586	618,492	589,851
Onboard and other	90,661	84,171	230,416	210,701
Payroll and related	193,122	170,694	554,741	490,253
Fuel	86,250	88,829	248,529	267,784
Food	50,902	46,419	151,674	131,969
Other	114,280	102,023	351,263	307,143
Total cruise operating expense	784,734	717,722	2,155,115	1,997,701
Other operating expense
Marketing, general and administrative	174,813	150,558	504,694	411,879
Depreciation and amortization	111,575	109,798	317,480	314,381
Total other operating expense	286,388	260,356	822,174	726,260
Operating income	413,614	306,832	771,914	584,564
Non-operating income (expense)
Interest expense, net	(60,662)	(49,784)	(188,836)	(153,219)
Other expense	(5,333)	(1,733)	(13,281)	(35,589)
Total non-operating income (expense)	(65,995)	(51,517)	(202,117)	(188,808)
Net income before income taxes	347,619	255,315	569,797	395,756
Income tax expense	(5,241)	(3,528)	(8,944)	(6,931)
Net income	$342,378	$251,787	$560,853	$388,825
Weighted-average shares outstanding
Basic	227,096,142	227,384,616	227,102,560	225,805,901
Diluted	227,598,607	230,274,756	227,859,617	229,860,900
Earnings per share
Basic	$1.51	$1.11	$2.47	$1.72
Diluted	$1.50	$1.09	$2.46	$1.69

The accompanying notes are an integral part of these consolidated financial statements.

Norwegian Cruise Line Holdings Ltd.

Consolidated Statements of Comprehensive Income

(Unaudited)

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income	$342,378	$251,787	$560,853	$388,825
Other comprehensive income (loss):
Shipboard Retirement Plan	107	119	323	358
Cash flow hedges:
Net unrealized income (loss)	37,051	(105,227)	112,508	(138,501)
Amount realized and reclassified into earnings	18,327	13,132	76,658	61,582
Total other comprehensive income (loss)	55,485	(91,976)	189,489	(76,561)
Total comprehensive income	$397,863	$159,811	$750,342	$312,264

The accompanying notes are an integral part of these consolidated financial statements.

Norwegian Cruise Line Holdings Ltd.

Consolidated Balance Sheets

(Unaudited)

(in thousands, except share data)

	September 30, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$155,431	$115,937
Accounts receivable, net	55,838	44,996
Inventories	65,983	58,173
Prepaid expenses and other assets	159,447	121,305
Total current assets	436,699	340,411
Property and equipment, net	10,054,220	9,458,805
Goodwill	1,388,931	1,388,931
Tradenames	817,525	817,525
Other long-term assets	245,965	259,085
Total assets	$12,943,340	$12,264,757
Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of long-term debt	$566,911	$629,840
Accounts payable	51,494	51,369
Accrued expenses and other liabilities	520,079	640,568
Due to Affiliate	—	20,769
Advance ticket sales	1,210,505	1,023,973
Total current liabilities	2,348,989	2,366,519
Long-term debt	5,815,248	5,767,697
Other long-term liabilities	242,376	349,661
Total liabilities	8,406,613	8,483,877
Commitments and contingencies (Note 9)
Shareholders’ equity:
Ordinary shares, $.001 par value; 490,000,000 shares authorized; 232,467,409 shares issued and 227,155,448 shares outstanding at September 30, 2016 and 232,179,786 shares issued and 227,815,301 shares outstanding at December 31, 2015	232	232
Additional paid-in capital	3,870,040	3,814,536
Accumulated other comprehensive income (loss)	(223,161)	(412,650)
Retained earnings	1,128,871	568,018
Treasury shares (5,311,961 and 4,364,485 ordinary shares at September 30, 2016 and December 31, 2015, respectively, at cost)	(239,255)	(189,256)
Total shareholders’ equity	4,536,727	3,780,880
Total liabilities and shareholders’ equity	$12,943,340	$12,264,757

The accompanying notes are an integral part of these consolidated financial statements.

Norwegian Cruise Line Holdings Ltd.

Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities
Net income	$560,853	$388,825
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	327,366	327,861
Loss on derivatives	1,007	21,893
Deferred income taxes, net	707	858
Gain on contingent consideration	—	(43,400)
Write-off of deferred financing fees	11,537	195
Provision for bad debts and inventory	1,767	—
Share-based compensation expense	48,289	27,857
Changes in operating assets and liabilities:
Accounts receivable, net	(11,286)	(9,563)
Inventories	(9,133)	1,609
Prepaid expenses and other assets	(16,197)	(599)
Accounts payable	2,551	(57,837)
Accrued expenses and other liabilities	(9,149)	6,996
Advance ticket sales	180,447	308,691
Net cash provided by operating activities	1,088,759	973,386
Cash flows from investing activities
Additions to property and equipment, net	(915,936)	(330,808)
Settlement of derivatives	(34,300)	1,090
Investment in trademark	—	(750)
Net cash used in investing activities	(950,236)	(330,468)
Cash flows from financing activities
Repayments of long-term debt	(2,687,621)	(908,677)
Repayments to Affiliate	(18,522)	(18,521)
Proceeds from long-term debt	2,687,355	375,751
Proceeds from the exercise of share options	4,784	66,527
Proceeds from employee share purchase plan	2,431	858
Purchases of treasury shares	(49,999)	(7,425)
Deferred financing fees and other	(37,457)	(6,075)
Net cash used in financing activities	(99,029)	(497,562)
Net increase in cash and cash equivalents	39,494	145,356
Cash and cash equivalents at beginning of period	115,937	84,824
Cash and cash equivalents at end of period	$155,431	$230,180

The accompanying notes are an integral part of these consolidated financial statements.

Norwegian Cruise Line Holdings Ltd.

Consolidated Statements of Changes in Shareholders’ Equity

(Unaudited)

(in thousands)

	Ordinary Shares	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Shares	Total Shareholders’ Equity
Balance, December 31, 2014	$230	$3,702,344	$(242,642)	$140,881	$(82,000)	$3,518,813
Share-based compensation	—	27,857	—	—	—	27,857
Proceeds from the exercise of share options	2	66,525	—	—	—	66,527
Proceeds from employee share purchase plan	—	858	—	—	—	858
Purchases of treasury shares	—	—	—	—	(7,425)	(7,425)
Other comprehensive loss, net	—	—	(76,561)	—	—	(76,561)
Net income	—	—	—	388,825	—	388,825
Balance, September 30, 2015	$232	$3,797,584	$(319,203)	$529,706	$(89,425)	$3,918,894

Balance, December 31, 2015	$232	$3,814,536	$(412,650)	$568,018	$(189,256)	$3,780,880
Share-based compensation	—	48,289	—	—	—	48,289
Proceeds from the exercise of share options	—	4,784	—	—	—	4,784
Proceeds from employee share purchase plan	—	2,431	—	—	—	2,431
Purchases of treasury shares	—	—	—	—	(49,999)	(49,999)
Other comprehensive income, net	—	—	189,489	—	—	189,489
Net income	—	—	—	560,853	—	560,853
Balance, September 30, 2016	$232	$3,870,040	$(223,161)	$1,128,871	$(239,255)	$4,536,727

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

NCLH is a leading global cruise company which operates the Norwegian Cruise Line, Oceania Cruises and Regent Seven Seas Cruises brands. We have 24 ships with approximately 46,500 Berths including Sirena, previously under a Bareboat Charter, which joined our Oceania Cruises’ fleet in April 2016 and Seven Seas Explorer which was delivered in June 2016. We will introduce four additional ships to our fleet through 2020. Norwegian Joy, Norwegian Bliss and one additional Breakaway Plus Class Ship is on order for delivery in the spring of 2017, the spring of 2018 and the fall of 2019, respectively. An Explorer Class Ship is on order for delivery in the winter of 2020. These additions to our fleet will increase our total Berths to approximately 59,000.

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

Reclassification

Certain amounts in prior periods have been reclassified to conform to the current period presentation.

Earnings Per Share

A reconciliation between basic and diluted earnings per share was as follows (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income	$342,378	$251,787	$560,853	$388,825
Basic weighted-average shares outstanding	227,096,142	227,384,616	227,102,560	225,805,901
Dilutive effect of share awards	502,465	2,890,140	757,057	4,054,999
Diluted weighted-average shares outstanding	227,598,607	230,274,756	227,859,617	229,860,900
Basic earnings per share	$1.51	$1.11	$2.47	$1.72
Diluted earnings per share	$1.50	$1.09	$2.46	$1.69

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

Revenue and expenses include port fees and taxes. The amounts included on a gross basis are $80.3 million and $70.1 million for the three months ended September 30, 2016 and 2015, respectively, and $214.3 million and $184.4 million for the nine months ended September 30, 2016 and 2015, respectively.

Foreign Currency

The majority of our transactions are settled in U.S. dollars. We translate assets and liabilities of our foreign subsidiaries at exchange rates in effect at the balance sheet date. Gains or losses resulting from transactions denominated in other currencies are recognized in our consolidated statements of operations within other expense. We recognized losses of $1.5 million and gains of $3.1 million for the three months ended September 30, 2016 and 2015, respectively, and losses of $1.9 million and gains of $8.8 million for the nine months ended September 30, 2016 and 2015, respectively.

Depreciation and Amortization Expense

The amortization of deferred financing fees is included in depreciation and amortization expense in the consolidated statements of cash flows; however, for purposes of the consolidated statements of operations it is included in interest expense, net.

Goodwill

We evaluate goodwill for impairment annually or more frequently when an event occurs or circumstances change that indicates the carrying value of a reporting unit may not be recoverable. Based on the recent performance of the Oceania Cruises’ reporting unit, we performed an interim Step 1 Test which consists of a combined approach using the expected future cash flows and market multiples to determine the fair value of the reporting unit. We determined that there was no impairment of goodwill as the Step 1 Test supports the carrying value of the reporting unit.

Recently Issued Accounting Pronouncements

In August 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-15 which amends Topic 230 (Statement of Cash Flows) to eliminate discrepancies in reporting certain items in the statement of cash flows. The guidance is effective for annual periods beginning after December 15, 2017 and interim periods within those annual periods with early adoption permitted. The transition should be made using a retrospective approach. We do not believe that the adoption of this guidance will be material to our consolidated statements of cash flows.

In May 2016, the FASB issued ASU No. 2016-12 which addresses improvements to the guidance on revenue from contracts from customers regarding collectibility, noncash consideration, and completed contracts at transition. Additionally, it provides a practical expedient for contract modifications at transition and an accounting policy election related to the presentation of sales taxes and other similar taxes collected from customers. The effective date of this guidance is upon adoption of ASU No. 2014-09 which is presented below. We are currently evaluating the impact of the adoption of this guidance to our consolidated financial statements.

In May 2016, the FASB issued ASU No. 2016-11 which is a rescission of Securities and Exchange Commission guidance related to the issuance of ASU No. 2014-09 which is presented below. The effective date of this guidance is upon adoption of ASU No. 2014-09. We are currently evaluating the impact of the adoption of this guidance to our consolidated financial statements.

In April 2016, the FASB issued ASU No. 2016-10 which does not change the core principle of the guidance in ASU No. 2014-09 but clarifies two aspects: identifying performance obligations and the licensing implementation guidance, while retaining the related principles for those areas. The effective date of this guidance is upon adoption of ASU No. 2014-09. We are currently evaluating the impact of the adoption of this guidance to our consolidated financial statements.

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

In February 2016, the FASB issued ASU No. 2016-02 which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e. lessees and lessors). The ASU requires lessees to recognize assets and liabilities on the balance sheet for the rights and obligations created by all leases with terms of more than 12 months. The ASU further modifies lessors’ classification criteria for leases and the accounting for sales-type and direct financing leases. The ASU will also require qualitative and quantitative disclosures designed to give financial statement users additional information on the amount, timing, and uncertainty of cash flows arising from leases. The ASU is effective for annual reporting periods, and interim periods within those annual periods, beginning after December 15, 2018 with early adoption permitted. The ASU is to be applied using a modified retrospective approach.  We are currently evaluating the impact of the adoption of this guidance to our consolidated financial statements.

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

In May 2014, the FASB issued ASU No. 2014-09 which requires entities to recognize revenue through the application of a five-step model, including identification of the contract, identification of the performance obligations, determination of the transaction price, allocation of the transaction price to the performance obligation and recognition of revenue as the entity satisfies the performance obligations. Entities have the option of using either a full retrospective or a modified approach to adopt the guidance. In August 2015, the FASB issued ASU No. 2015-14 deferring the effective date for one year. We can elect to adopt the provisions of ASU No. 2014-09 for annual periods beginning after December 15, 2017 including interim periods within that reporting period or we can elect to early adopt the guidance as of the original effective date. We have initiated an assessment of our systems, data and processes related to the implementation of this guidance. This assessment is expected to be completed during 2017. Additionally, we are currently evaluating the potential impact on our consolidated financial statements.

3.	Intangible Assets

The gross carrying amounts of intangible assets included within other long-term assets, the related accumulated amortization, the net carrying amounts and the weighted-average amortization periods of the Company’s intangible assets are listed in the following table (in thousands, except amortization period):

	September 30, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted- Average Amortization Period (Years)
Customer relationships	$120,000	$(31,326)	$88,674	6.0
Licenses	3,368	(631)	2,737	5.6
Non-compete agreements	660	(330)	330	1.0
Total intangible assets subject to amortization	$124,028	$(32,287)	$91,741
License (Indefinite-lived)	$4,427	$—	$—

	December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted- Average Amortization Period (Years)
Customer relationships	$120,000	$(15,527)	$104,473	6.0
Backlog	70,000	(70,000)	—	1.0
Licenses	3,368	(208)	3,160	5.6
Total intangible assets subject to amortization	$193,368	$(85,735)	$107,633
License (Indefinite-lived)	$4,427	$—	$—

The aggregate amortization expense is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Amortization expense	$5,601	$20,951	$16,552	$60,172

The following table sets forth the Company’s estimated aggregate amortization expense for each of the five years below (in thousands):

Year ended December 31,	Amortization Expense
2017	$31,067
2018	26,163
2019	18,489
2020	9,906
2021	75

4.	Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) for the nine months ended September 30, 2016 was as follows (in thousands):

	Accumulated Other Comprehensive Income (Loss)	Change Related to Cash Flow Hedges		Change Related to Shipboard Retirement Plan
Accumulated other comprehensive income (loss) at beginning of period	$(412,650)	$(405,298)		$(7,352)
Current period other comprehensive income before reclassifications	112,508	112,508		—
Amounts realized and reclassified into earnings	76,981	76,658	(1)	323 (2)
Accumulated other comprehensive income (loss) at end of period	$(223,161)	$(216,132	)(3)	$(7,029)

(1)	We refer you to Note 7— “Fair Value Measurements and Derivatives” for the affected line items in the consolidated statements of operations.
(2)	Amortization of prior-service cost and actuarial loss reclassified to payroll and related expense.
(3)	Includes $67.2 million of loss expected to be reclassified into earnings in the next 12 months.

Accumulated other comprehensive income (loss) for the nine months ended September 30, 2015 was as follows (in thousands):

	Accumulated Other Comprehensive Income (Loss)	Change Related to Cash Flow Hedges	Change Related to Shipboard Retirement Plan
Accumulated other comprehensive income (loss) at beginning of period	$(242,642)	$(234,188)	$(8,454)
Current period other comprehensive loss before reclassifications	(138,501)	(138,501)	—
Amounts realized and reclassified into earnings	61,940	61,582 (1)	358 (2)
Accumulated other comprehensive income (loss) at end of period	$(319,203)	$(311,107)	$(8,096)

(1)	We refer you to Note 7— “Fair Value Measurements and Derivatives” for the affected line items in the consolidated statements of operations.
(2)	Amortization of prior-service cost and actuarial loss reclassified to payroll and related expense.

5.	Property and Equipment, net

Property and equipment, net increased $595.4 million for the nine months ended September 30, 2016 primarily due to the delivery of Seven Seas Explorer and the refurbishment of several ships.

6.	Long-Term Debt

In June 2016, NCLC and Voyager Vessel Company, LLC, indirect subsidiaries of NCLH, entered into a Second Amended and Restated Credit Agreement (the “Amended Senior Secured Credit Facility”) with a syndicate of banks which restates the Amended and Restated Credit Agreement, dated as of October 31, 2014 (the “Existing Senior Secured Credit Facility”). The Amended Senior Secured Credit Facility amends the Existing Senior Secured Credit Facility to, among other things, (i) (a) increase the aggregate amount of commitments under the Revolving Loan Facility from $625.0 million to $750.0 million (the “New Revolving Loan Facility”) and (b) increase the aggregate principal amount outstanding under the $1.38 billion term loan facility from $1.16 billion to $1.51 billion (the “New Term Loan A Facility”) and (ii) extend the maturity of the New Term Loan A Facility and the New Revolving Loan Facility to June 2021 (the “Extended Maturity Date”). The agreement incorporates a springing maturity date for the New Term Loan A Facility and the New Revolving Loan Facility such that both mature on (A) the earlier date that is 91 days prior to the final maturity date of NCLC’s $680.0 million aggregate principal amount of 5.25% senior unsecured notes due 2019 (the “5.25% Notes”) if on such date (x) the 5.25% Notes have not been repaid (or refinanced with indebtedness maturing after the Extended Maturity Date) by such date and (y) free liquidity does not exceed the aggregate principal amount of outstanding 5.25% Notes by at least $50.0 million and (B) the earlier date that is 91 days prior to the final maturity date of NCLC’s $600.0 million aggregate principal amount of 4.625% senior unsecured notes due 2020 (the “4.625% Notes”) if on such date (x) the 4.625% Notes have not been repaid (or refinanced with indebtedness maturing after the Extended Maturity Date) by such date and (y) free liquidity does not exceed the aggregate principal amount of outstanding 4.625% Notes by at least $50.0 million. NCLC used proceeds of approximately $1.59 billion from the New Term Loan A Facility and the New Revolving Loan Facility to prepay the entire outstanding principal amount of the Revolving Loan Facility, the $1.38 billion term loan facility and a $350.0 million term loan facility.

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

The New Term Loan A Facility is required to be repaid in quarterly installments that commenced in September 2016, in a principal amount equal to (a) in the case of installments payable on or prior to June 6, 2018, 1.25% of the loans outstanding immediately after the closing date under the New Term Loan A Facility and (b) in the case of installments payable after June 6, 2018, 2.50% of the loans outstanding immediately after the closing date under the New Term Loan A Facility, with the remaining unpaid principal amount of loans under the New Term Loan A Facility due and payable in full at maturity on June 6, 2021. Principal amounts outstanding under the New Revolving Loan Facility are due and payable in full at maturity on June 6, 2021, subject to earlier repayment pursuant to the springing maturity date described above.

In addition to paying interest on outstanding principal under the borrowings, we are obligated to pay a quarterly commitment fee at a rate determined by reference to a total leverage ratio, with a maximum commitment fee of 40% of the applicable margin for Eurocurrency loans.

In June 2016, we took delivery of Seven Seas Explorer. To finance the payment due upon delivery, we had export financing in place for 80% of the contract price. The associated $373.6 million term loan bears interest at 3.43% with a maturity date of June 30, 2028. Principal and interest payments are payable semiannually.

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

		Asset		Liability
	Balance Sheet location	September 30, 2016	December 31, 2015	September 30, 2016	December 31, 2015
Fuel swaps designated as hedging instruments
	Prepaid expenses and other assets	$13,740	$—	$—	$—
	Other long-term assets	3,462	—	145	—
	Accrued expenses and other liabilities	—	—	73,923	128,740
	Other long-term liabilities	7,167	—	65,529	132,494
Foreign currency forward contracts designated as hedging instruments
	Prepaid expenses and other assets	10,153	—	1,381	—
	Other long-term assets	14,980	3,446	2,363	1,370
	Accrued expenses and other liabilities	1,065	—	8,930	8,737
	Other long-term liabilities	1,567	551	4,943	24,181
Foreign currency collar not designated as a hedging instrument
	Accrued expenses and other liabilities	—	—	—	42,993
Interest rate swaps designated as hedging instruments
	Accrued expenses and other liabilities	—	—	3,858	4,079
	Other long-term liabilities	—	—	2,594	3,395

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

The following table discloses the gross and net amounts recognized within assets and liabilities (in thousands):

September 30, 2016	Gross Amounts	Gross Amounts Offset	Total Net Amounts	Gross Amounts Not Offset	Net Amounts
Assets	$42,335	$(3,889)	$38,446	$(11,179)	$27,267
Liabilities	159,777	(9,799)	149,978	(10,802)	139,176

December 31, 2015	Gross Amounts	Gross Amounts Offset	Total Net Amounts	Gross Amounts Not Offset	Net Amounts
Assets	$3,446	$(1,370)	$2,076	$(2,043)	$33
Liabilities	344,619	(551)	344,068	(336,645)	7,423

Fuel Swaps

As of September 30, 2016, we had fuel swaps maturing through December 31, 2020 which are used to mitigate the financial impact of volatility in fuel prices pertaining to approximately 1.7 million metric tons of our projected fuel purchases.

The effects on the consolidated financial statements of the fuel swaps which were designated as cash flow hedges were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Gain (loss) recognized in other comprehensive income (loss) – effective portion	$(157)	$(101,056)	$76,145	$(69,724)
Loss recognized in other expense – ineffective portion	(2,602)	(1,580)	(11,353)	(10,825)
Amount reclassified from accumulated other comprehensive income (loss) into fuel expense	16,427	11,670	68,004	47,503

We had fuel swaps that matured which were not designated as cash flow hedges. These fuel swaps were previously designated as cash flow hedges and were dedesignated due to a change in our expected future fuel purchases mix.

The effects on the consolidated financial statements of the fuel swaps which were dedesignated and recognized into earnings were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Loss recognized in other expense	$(179)	$(4,716)	$(271)	$(4,716)
Amount reclassified from accumulated other comprehensive income (loss) into other expense	—	—	2,994	10,000

Fuel Collars

We had fuel collars that matured and were used to mitigate the financial impact of volatility in fuel prices of our fuel purchases.

The effects on the consolidated financial statements of the fuel collars which were designated as cash flow hedges were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Amount reclassified from accumulated other comprehensive income (loss) into fuel expense	$—	$—	$—	$248

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

The effects on the consolidated financial statements of the foreign currency options which were designated as cash flow hedges were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Amount reclassified from accumulated other comprehensive income (loss) into depreciation and amortization expense	$330	$330	$990	$990

Foreign Currency Forward Contracts

As of September 30, 2016, we had foreign currency forward contracts which are used to mitigate the financial impact of volatility in foreign currency exchange rates related to our ship construction contracts denominated in euros. The notional amount of our foreign currency forward contracts was €2.3 billion, or $2.6 billion based on the euro/U.S. dollar exchange rate as of September 30, 2016.

The effects on the consolidated financial statements of the foreign currency forward contracts which were designated as cash flow hedges were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Gain (loss) recognized in other comprehensive income (loss) – effective portion	$36,390	$(1,519)	$39,001	$(61,966)
Loss recognized in other expense – ineffective portion	(190)	(3)	(181)	(10)
Amount reclassified from accumulated other comprehensive income (loss) into depreciation and amortization expense	665	(64)	1,966	(191)

We had foreign currency forward contracts that matured and were used to mitigate the volatility of foreign currency exchange rates related to financial instruments denominated in foreign currencies.

The effects on the consolidated financial statements of foreign currency forward contracts which were not designated as cash flow hedges were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Gain (loss) recognized in other expense	$—	$585	$(6,133)	$684

Foreign Currency Collars

We had foreign currency collars that matured and were used to mitigate the volatility of foreign currency exchange rates related to our ship construction contracts denominated in euros.

The effects on the consolidated financial statements of the foreign currency collar which was designated as a cash flow hedge was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Amount reclassified from accumulated other comprehensive income (loss) into depreciation and amortization expense	$(91)	$(91)	$(273)	$(273)

The effect on the consolidated financial statements of the foreign currency collar which was not designated as a cash flow hedge was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Gain (loss) recognized in other expense	$—	$955	$10,312	$(18,648)

Interest Rate Swaps

As of September 30, 2016, we had interest rate swap agreements to hedge our exposure to interest rate movements and to manage our interest expense. The notional amount of outstanding debt associated with the interest rate swap agreements was $339.8 million as of September 30, 2016.

The effects on the consolidated financial statements of the interest rate swaps which were designated as cash flow hedges were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Gain (loss) recognized in other comprehensive income (loss)– effective portion	$818	$(2,652)	$(2,638)	$(6,811)
Gain (loss) recognized in other expense – ineffective portion	—	(9)	3	(21)
Amount reclassified from accumulated other comprehensive income (loss) into interest expense, net	996	1,287	2,977	3,305

We had an interest rate swap that matured which was used to mitigate our exposure to interest rate movements and to manage our interest expense.

The effect on the consolidated financial statements of the interest rate swap contract which was not designated as a hedging instrument was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Loss recognized in other expense	$—	$—	$—	$(2)

Long-Term Debt

As of September 30, 2016 and December 31, 2015, the fair value of our long-term debt, including the current portion, was $6.5 billion which was $16.4 million higher and $6.6 million lower, respectively, than the carrying values. The difference between the fair value and carrying value of our long-term debt is due to our fixed and variable rate debt obligations carrying interest rates that are above or below market rates at the measurement dates. The fair value of our long-term debt was calculated based on estimated rates for the same or similar instruments with similar terms and remaining maturities resulting in Level 2 inputs in the fair value hierarchy. Market risk associated with our long-term variable rate debt is the potential increase in interest expense from an increase in interest rates. The calculation of the fair value of our long-term debt is considered a Level 2 input.

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

The following is a summary of option activity under our share option plan for the nine months ended September 30, 2016 (excludes the impact of 364,584 previously awarded performance-based options as no grant date has been established):

	Number of Share Option Awards			Weighted-Average Exercise Price Per Share			Weighted- Average Contractual Term	Aggregate Intrinsic Value
	Time- Based Awards	Performance- Based Awards	Market- Based Awards	Time- Based Awards	Performance- Based Awards	Market- Based Awards	(years)	(in thousands)
Outstanding as of December 31, 2015	7,702,071	432,752	208,333	$47.35	$19.00	$59.43	8.59	$104,864
Granted	1,095,000	52,083	—	49.88	59.43	—
Exercised	(169,527)	(51,857)	—	27.64	19.00	—
Forfeited and cancelled	(583,492)	—	—	49.46	—	—
Outstanding as of September 30, 2016	8,044,052	432,978	208,333	$47.96	$23.86	$59.43	8.07	$24,633

Restricted Ordinary Share Awards

The following is a summary of restricted ordinary share activity for the nine months ended September 30, 2016:

	Number of Time-Based Awards	Weighted- Average Grant Date Fair Value Per Share
Non-vested as of January 1, 2016	43,653	$5.87
Granted	—	—
Vested	(26,118)	4.81
Forfeited or expired	(352)	2.50
Non-vested and expected to vest as of September 30, 2016	17,183	$7.55

Restricted Share Unit Awards

On March 1, 2016, we granted 1.2 million restricted share unit awards to our employees which vest equally over three years.

The following is a summary of restricted share unit activity for the nine months ended September 30, 2016 (excludes the impact of 87,500 previously awarded performance-based restricted share units as no grant date was established):

	Number of Time-Based Awards	Weighted- Average Grant Date Fair Value Per Share	Number of Performance- Based Awards	Weighted- Average Grant Date Fair Value Per Share	Number of Market- Based Awards	Weighted- Average Grant Date Fair Value Per Share
Non-vested as of January 1, 2016	150,000	$59.43	—	$—	50,000	$59.43
Granted	1,328,490	49.62	12,500	50.00	—	—
Vested	(37,500)	59.43	(12,500)	50.00	—	—
Forfeited or expired	(83,655)	50.51	—	—	—	—
Non-vested and expected to vest as of September 30, 2016	1,357,335	$50.38	—	$—	50,000	$59.43

The share-based compensation expense for the three months ended September 30, 2016 was $16.8 million of which $15.0 million was recorded in marketing, general and administrative expense and $1.8 million was recorded in payroll and related expense. The nine months ended September 30, 2016 was $48.3 million of which $42.7 million was recorded in marketing, general and administrative expense and $5.6 million was recorded in payroll and related expense.

9.	Commitments and Contingencies

Ship Construction Contracts

We have Norwegian Joy, Norwegian Bliss and one additional Breakaway Plus Class Ship on order with Meyer Werft shipyard for delivery in the spring of 2017, spring of 2018 and the fall of 2019, respectively. These ships will be amongst the largest in our fleet, reaching approximately 164,600 Gross Tons. The combined contract price of these three ships is approximately €2.6 billion, or $2.9 billion based on the euro/U.S. dollar exchange rate as of September 30, 2016. We have export credit financing in place that provides financing for 80% of their contract prices. We have an Explorer Class Ship on order with Fincantieri shipyard with an original contract price of approximately €422.0 million, or approximately $474.1 million based on the euro/U.S. dollar exchange rate as of September 30, 2016. We have export credit financing in place that provides financing for 80% of the contract price. The Explorer Class Ship is expected to be delivered in the winter of 2020.

In connection with the contracts to build these ships, we do not anticipate any contractual breaches or cancellations to occur. However, if any would occur, it could result in, among other things, the forfeiture of prior deposits or payments made by us, subject to certain refund guarantees, and potential claims and impairment losses which may materially impact our business, financial condition and results of operations.

Litigation

In the normal course of our business, various claims and lawsuits have been filed or are pending against us. Most of these claims and lawsuits are covered by insurance and, accordingly, the maximum amount of our liability is typically limited to our deductible amount.

Nonetheless, the ultimate outcome of these claims and lawsuits that are not covered by insurance cannot be determined at this time. We have evaluated our overall exposure with respect to all of our threatened and pending litigation and, to the extent required, we have accrued amounts for all estimable probable losses associated with our deemed exposure. We are currently unable to estimate any other potential contingent losses beyond those accrued, as discovery is not complete nor is adequate information available to estimate such range of loss or potential recovery. However, based on our current knowledge, we do not believe that the aggregate amount or range of reasonably possible losses with respect to these matters will be material to our consolidated results of operations, financial condition or cash flows. We intend to vigorously defend our legal position on all claims and, to the extent necessary, seek recovery.

10.	Restructuring Costs

Due to the Acquisition of Prestige, a number of employee positions were consolidated. As of September 30, 2016, we had no accrual balance for restructuring costs for severance and other employee-related costs. The expense of $0.1 million for the nine months ended September 30, 2016 is included in marketing, general and administrative expense.

The following table summarizes changes in the accrual for restructuring costs (in thousands):

Restructuring costs
Accrued expense balance as of December 31, 2015	$(4,144)
Amounts paid	4,254
Additional accrued expense	(110)
Accrued expense balance as of September 30, 2016	$—

11.	Supplemental Cash Flow Information

For the nine months ended September 30, 2016, we had non-cash investing activities in connection with property and equipment of $22.3 million and for the nine months ended September 30, 2015, we had non-cash investing activities in connection with capital leases of $28.5 million and capital expenditures of $6.5 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Concerning Forward-Looking Statements

Certain statements in this report constitute forward-looking statements within the meaning of the U.S. federal securities laws intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical facts contained, or incorporated by reference, in this report, including, without limitation, those regarding our business strategy, financial position, results of operations, plans, prospects and objectives of management for future operations (including development plans and objectives relating to our activities), are forward-looking statements. Many, but not all, of these statements can be found by looking for words like “expect,” “anticipate,” “goal,” “project,” “plan,” “believe,” “seek,” “will,” “may,” “forecast,” “estimate,” “intend,” “future” and similar words. Forward-looking statements do not guarantee future performance and may involve risks, uncertainties and other factors which could cause our actual results, performance or achievements to differ materially from the future results, performance or achievements expressed or implied in those forward-looking statements. Examples of these risks, uncertainties and other factors include, but are not limited to the impact of:

•	adverse general economic and related factors, such as fluctuating or increasing levels of unemployment, underemployment and the volatility of fuel prices, declines in the securities and real estate markets, and perceptions of these conditions that decrease the level of disposable income of consumers or consumer confidence;
•	the risks and increased costs associated with operating internationally;
•	an impairment of our tradenames or goodwill which could adversely affect our financial condition and operating results;
•	our efforts to expand our business into new markets;
•	adverse events impacting the security of travel, such as terrorist acts, acts of piracy, armed conflict and threats thereof and other international events;
•	breaches in data security or other disturbances to our information technology and other networks;
•	the spread of epidemics and viral outbreaks;
•	adverse incidents involving cruise ships;
•	changes in fuel prices and/or other cruise operating costs;
•	our hedging strategies;
•	our inability to obtain adequate insurance coverage;
•	our substantial indebtedness, including the ability to raise additional capital to fund our operations, and to generate the necessary amount of cash to service our existing debt;
•	restrictions in the agreements governing our indebtedness that limit our flexibility in operating our business;
•	the significant portion of our assets pledged as collateral under our existing debt agreements and the ability of our creditors to accelerate the repayment of our indebtedness;
•	our ability to incur significantly more debt despite our substantial existing indebtedness;
•	volatility and disruptions in the global credit and financial markets, which may adversely affect our ability to borrow and could increase our counterparty credit risks, including those under our credit facilities, derivatives, contingent obligations, insurance contracts and new ship progress payment guarantees;
•	fluctuations in foreign currency exchange rates;
•	our inability to recruit or retain qualified personnel or the loss of key personnel;
•	future changes relating to how external distribution channels sell and market our cruises;
•	our reliance on third parties to provide hotel management services to certain ships and certain other services;
•	delays in our shipbuilding program and ship repairs, maintenance and refurbishments;
•	future increases in the price of, or major changes or reduction in, commercial airline services;
•	seasonal variations in passenger fare rates and occupancy levels at different times of the year;
•	our ability to keep pace with developments in technology;
•	amendments to our collective bargaining agreements for crew members and other employee relation issues;
•	the continued availability of attractive port destinations;
•	pending or threatened litigation, investigations and enforcement actions;
•	changes involving the tax and environmental regulatory regimes in which we operate; and
•	other factors set forth under “Risk Factors” in our most recently filed Annual Report on Form 10-K and “Item 1A. Risk Factors” in this report.

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

• Revolving Loan Facility. $625.0 million senior secured revolving credit facility which was to mature on May 24, 2018 and was amended and restated in June 2016 (such amendment and restatement is referred to herein as the New Revolving Loan Facility).

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

In addition, Adjusted Net Revenue and Adjusted Net Yield, which exclude certain business combination accounting entries, are non-GAAP financial measures that we believe are useful as supplemental measures in evaluating the performance of our operating business and provide greater transparency into our results of operations. Adjusted Net Income and Adjusted EPS are non-GAAP financial measures that exclude certain amounts and are used to supplement GAAP net income and EPS. We use Adjusted Net Income and Adjusted EPS as key performance measures of our earnings performance. We believe that both management and investors benefit from referring to these non-GAAP financial measures in assessing our performance and when planning, forecasting and analyzing future periods. These non-GAAP financial measures also facilitate management’s internal comparison to our historical performance. In addition, management uses Adjusted EPS as a performance measure for our incentive compensation. The amounts excluded in the presentation of these non-GAAP financial measures may vary from period to period; accordingly, our presentation of Adjusted Net Revenue, Adjusted Net Yield, Adjusted Net Income and Adjusted EPS may not be indicative of future adjustments or results. For example, for the nine months ended September 30, 2016, we incurred an $11.2 million write-off, primarily due to deferred financing fees due to the refinancing of certain credit facilities. We included the deferred financing fees as an adjustment in the reconciliation of Adjusted Net Income since these amounts are not representative of our day-to-day operations and we have included other write-offs of deferred financing fees as adjustments in prior periods.

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

Critical Accounting Policies

We evaluate goodwill for impairment annually or more frequently when an event occurs or circumstances change that indicates the carrying value of a reporting unit may not be recoverable. Based on the recent performance of the Oceania Cruises’ reporting unit, we performed an interim goodwill impairment evaluation. Based on that evaluation, we determined that there was no impairment of goodwill because its fair value exceeded its carrying value. However, if the fair value of that reporting unit declines in future periods, its goodwill may become impaired at that time. As of September 30, 2016, there was $523.0 million of goodwill for the Oceania Cruises’ reporting unit.

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

Quarterly Overview

Three months ended September 30, 2016 (“2016”) compared to the three months ended September 30, 2015 (“2015”)

Total revenue increased 15.6% to $1.5 billion in 2016 compared to $1.3 billion in 2015 primarily due to an increase in Capacity Days and improved pricing. Gross Yield increased 1.5%. Net Revenue in 2016 increased 17.4% to $1.1 billion from $975.2 million in 2015 due to an increase in Capacity Days of 13.9% and an increase in Net Yield of 3.1%. The increase in Capacity Days was primarily due to the delivery of Norwegian Escape in October 2015, Sirena joining our fleet in April 2016 and the delivery of Seven Seas Explorer in June 2016. The increase in Net Yield was primarily due to improved pricing.

We had net income and diluted EPS of $342.4 million in 2016 and $1.50, respectively. Operating income was $413.6 million in 2016 compared to $306.8 million in 2015. We had Adjusted Net Income and Adjusted EPS of $369.3 million and $1.62, respectively, in 2016, which includes $26.9 million of adjustments primarily consisting of expenses related to non-cash compensation, severance and other fees and certain other adjustments. Adjusted EBITDA improved 22.3% in 2016 compared to 2015. We refer you to our “Results of Operations” below for a calculation of Net Revenue, Gross Yield, Net Yield, Adjusted Net Income and Adjusted EBITDA.

Results of Operations

The following table sets forth operating data as a percentage of total revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenue
Passenger ticket	72.2%	73.8%	70.2%	72.7%
Onboard and other	27.8%	26.2%	29.8%	27.3%
Total revenue	100.0%	100.0%	100.0%	100.0%
Cruise operating expense
Commissions, transportation and other	16.8%	17.6%	16.5%	17.8%
Onboard and other	6.1%	6.6%	6.1%	6.4%
Payroll and related	13.0%	13.3%	14.8%	14.8%
Fuel	5.8%	6.9%	6.6%	8.1%
Food	3.4%	3.6%	4.0%	4.0%
Other	7.7%	7.9%	9.4%	9.3%
Total cruise operating expense	52.8%	55.9%	57.4%	60.4%
Other operating expense
Marketing, general and administrative	11.8%	11.7%	13.5%	12.4%
Depreciation and amortization	7.5%	8.5%	8.5%	9.5%
Total other operating expense	19.3%	20.2%	22.0%	21.9%
Operating income	27.9%	23.9%	20.6%	17.7%
Non-operating income (expense)
Interest expense, net	(4.1)%	(3.9)%	(5.0)%	(4.6)%
Other expense	(0.4)%	(0.1)%	(0.4)%	(1.1)%
Total non-operating income (expense)	(4.5)%	(4.0)%	(5.4)%	(5.7)%

Net income before income taxes	23.4%	19.9%	15.2%	12.0%
Income tax expense	(0.3)%	(0.3)%	(0.2)%	(0.2)%
Net income	23.1%	19.6%	15.0%	11.8%

The following table sets forth selected statistical information:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Passengers carried	635,654	574,011	1,761,967	1,615,213
Passenger Cruise Days	4,674,286	4,208,605	13,196,600	11,925,493
Capacity Days	4,209,562	3,696,549	12,175,012	10,887,160
Occupancy Percentage	111.0%	113.9%	108.4%	109.5%

Net Revenue, Adjusted Net Revenue, Gross Yield, Net Yield and Adjusted Net Yield were calculated as follows (in thousands, except Capacity Days and Yield data):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016	2016 Constant Currency	2015	2016	2016 Constant Currency	2015
Passenger ticket revenue	$1,071,815	$1,080,784	$948,059	$2,630,405	$2,655,815	$2,406,533
Onboard and other revenue	412,921	412,921	336,851	1,118,798	1,118,798	901,992
Total revenue	1,484,736	1,493,705	1,284,910	3,749,203	3,774,613	3,308,525
Less:
Commissions, transportation and other expense	249,519	251,488	225,586	618,492	624,775	589,851
Onboard and other expense	90,661	90,661	84,171	230,416	230,416	210,701
Net Revenue	1,144,556	1,151,556	975,153	2,900,295	2,919,422	2,507,973
Non-GAAP Adjustment:
Deferred revenue (1)	300	300	3,026	1,057	1,057	31,514
Adjusted Net Revenue	$1,144,856	$1,151,856	$978,179	$2,901,352	$2,920,479	$2,539,487
Capacity Days	4,209,562	4,209,562	3,696,549	12,175,012	12,175,012	10,887,160
Gross Yield	$352.71	$354.84	$347.60	$307.94	$310.03	$303.89
Net Yield	$271.89	$273.56	$263.80	$238.22	$239.79	$230.36
Adjusted Net Yield	$271.97	$273.63	$264.62	$238.30	$239.87	$233.26

(1)	Reflects deferred revenue fair value adjustments related to the Acquisition of Prestige that were made pursuant to business combination accounting rules.

Gross Cruise Cost, Net Cruise Cost, Net Cruise Cost Excluding Fuel and Adjusted Net Cruise Cost Excluding Fuel were calculated as follows (in thousands, except Capacity Days and per Capacity Day data):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016	2016 Constant Currency	2015	2016	2016 Constant Currency	2015
Total cruise operating expense	$784,734	$786,209	$717,722	$2,155,115	$2,162,546	$1,997,701
Marketing, general and administrative expense	174,813	175,353	150,558	504,694	505,957	411,879
Gross Cruise Cost	959,547	961,562	868,280	2,659,809	2,668,503	2,409,580
Less:
Commissions, transportation and other expense	249,519	251,488	225,586	618,492	624,775	589,851
Onboard and other expense	90,661	90,661	84,171	230,416	230,416	210,701
Net Cruise Cost	619,367	619,413	558,523	1,810,901	1,813,312	1,609,028
Less: Fuel expense	86,250	86,250	88,829	248,529	248,529	267,784
Net Cruise Cost Excluding Fuel	533,117	533,163	469,694	1,562,372	1,564,783	1,341,244
Less Non-GAAP Adjustments:
Non-cash deferred compensation (1)	792	792	3,277	2,375	2,375	5,759
Non-cash share-based compensation (2)	16,840	16,840	13,691	48,289	48,289	27,857
Secondary Equity Offerings’ expenses (3)	—	—	362	—	—	1,384
Severance payments and other fees (4)	2,587	2,587	1,369	5,486	5,486	15,045
Management NCL Corporation Units exchange expenses (5)	—	—	—	—	—	624
Acquisition of Prestige expenses (6)	1,696	1,696	6,098	4,710	4,710	17,389
Contingent consideration adjustment (7)	—	—	—	—	—	(43,400)
Contract termination expenses (8)	—	—	3,319	—	—	3,319
Adjusted Net Cruise Cost Excluding Fuel	$511,202	$511,248	$441,578	$1,501,512	$1,503,923	$1,313,267

Capacity Days	4,209,562	4,209,562	3,696,549	12,175,012	12,175,012	10,887,160
Gross Cruise Cost per Capacity Day	$227.94	$228.42	$234.89	$218.46	$219.18	$221.32
Net Cruise Cost per Capacity Day	$147.13	$147.14	$151.09	$148.74	$148.94	$147.79
Net Cruise Cost Excluding Fuel per Capacity Day	$126.64	$126.66	$127.06	$128.33	$128.52	$123.20
Adjusted Net Cruise Cost Excluding Fuel per Capacity Day	$121.44	$121.45	$119.46	$123.33	$123.53	$120.63

(1)	Non-cash deferred compensation expenses related to the crew pension plan and other crew expenses, which are included in payroll and related expense.
(2)	Non-cash share-based compensation expenses related to equity awards, which are included in marketing, general and administrative expense and payroll and related expense.
(3)	Expenses related to the Secondary Equity Offerings, which are included in marketing, general and administrative expense.
(4)	Severance payments and other expenses related to restructuring costs and other severance arrangements, which are included in marketing, general and administrative expense.
(5)	Expenses related to the exchange of Management NCL Corporation Units for ordinary shares, which are included in marketing, general and administrative expense.
(6)	Expenses related to the Acquisition of Prestige, which are included in marketing, general and administrative expense.
(7)	Contingent consideration fair value adjustment related to the Acquisition of Prestige, which is included in marketing, general and administrative expense.
(8)	Contract termination expenses related to the Acquisition of Prestige, which are included in other cruise operating expense.

Adjusted Net Income and Adjusted EPS were calculated as follows (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income	342,378	251,787	560,853	388,825
Non-GAAP Adjustments:
Non-cash deferred compensation (1)	792	3,277	2,375	5,759
Non-cash share-based compensation (2)	16,840	13,691	48,289	28,030
Secondary Equity Offerings’ expenses (3)	—	362	—	1,384
Severance payments and other fees (4)	2,587	1,369	5,486	15,045
Management NCL Corporation Units exchange expenses (5)	—	—	—	624
Acquisition of Prestige expenses (6)	1,696	6,098	4,710	17,389
Deferred revenue (7)	300	3,026	1,057	31,514
Amortization of intangible assets (8)	5,267	20,914	15,802	59,973
Contingent consideration adjustment (9)	—	—	—	(43,400)
Derivative adjustment (10)	—	3,767	(1,185)	33,370
Contract termination expenses (11)	—	6,848	—	6,848
Deferred financing fees and other (12)	(558)	—	11,156	—
Adjusted Net Income	$369,302	$311,139	$648,543	$545,361
Diluted weighted–average shares outstanding	227,598,607	230,274,756	227,859,617	229,860,900
Diluted earnings per share	$1.50	$1.09	$2.46	$1.69
Adjusted EPS	$1.62	$1.35	$2.85	$2.37

(1)	Non-cash deferred compensation expenses related to the crew pension plan and other crew expenses, which are included in payroll and related expense.
(2)	Non-cash share-based compensation expenses related to equity awards, which are included in marketing, general and administrative expense and payroll and related expense.
(3)	Expenses related to the Secondary Equity Offerings, which are included in marketing, general and administrative expense.
(4)	Severance payments and other expenses related to restructuring costs and other severance arrangements, which are included in marketing, general and administrative expense.

(5)	Expenses related to the exchange of Management NCL Corporation Units for ordinary shares, which are included in marketing, general and administrative expense.
(6)	Expenses related to the Acquisition of Prestige, which are included in marketing, general and administrative expense.
(7)	Deferred revenue fair value adjustments related to the Acquisition of Prestige that were made pursuant to business combination accounting rules, which are primarily included in Net Revenue.
(8)	Amortization of intangible assets related to the Acquisition of Prestige, which are included in depreciation and amortization expense.
(9)	Contingent consideration fair value adjustment related to the Acquisition of Prestige, which is included in marketing, general and administrative expense.
(10)	Losses and net gains for the fair value adjustment of a foreign exchange collar which did not receive hedge accounting and losses due to the dedesignation of certain fuels swaps. These adjustments are included in other expense.
(11)	Contract termination expenses related to the Acquisition of Prestige, which are included in other cruise operating expense and depreciation and amortization expense.
(12)	For the nine months ended September 30, 2016, primarily reflects the write-off of deferred financing fees related to the refinancing of certain credit facilities, which is included in interest expense, net. For the three months ended September 30, 2016, reflects a tax benefit adjustment.

EBITDA and Adjusted EBITDA were calculated as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income	$342,378	$251,787	$560,853	$388,825
Interest expense, net	60,662	49,784	188,836	153,219
Income tax expense	5,241	3,528	8,944	6,931
Depreciation and amortization expense	111,575	109,798	317,480	314,381
EBITDA	519,856	414,897	1,076,113	863,356
Other expense (1)	5,333	1,733	13,281	35,589
Non-GAAP Adjustments:
Non-cash deferred compensation (2)	792	3,277	2,375	5,759
Non-cash share-based compensation (3)	16,840	13,691	48,289	27,857
Secondary Equity Offerings’ expenses (4)	—	362	—	1,384
Severance payments and other fees (5)	2,587	1,369	5,486	15,045
Management NCL Corporation Units exchange expenses (6)	—	—	—	624
Acquisition of Prestige expenses (7)	1,696	6,098	4,710	17,389
Deferred revenue (8)	300	3,026	1,057	31,514
Contingent consideration adjustment (9)	—	—	—	(43,400)
Contract termination expenses (10)	—	3,319	—	3,319
Adjusted EBITDA	$547,404	$447,772	$1,151,311	$958,436

(1)	Primarily consists of gains and losses, net for derivative contracts and forward currency exchanges.
(2)	Non-cash deferred compensation expenses related to the crew pension plan and other crew expenses, which are included in payroll and related expense.
(3)	Non-cash share-based compensation expenses related to equity awards, which are included in marketing, general and administrative expense and payroll and related expense.
(4)	Expenses related to the Secondary Equity Offerings, which are included in marketing, general and administrative expense.
(5)	Severance payments and other expenses related to restructuring costs and other severance arrangements, which are included in marketing, general and administrative expense.
(6)	Expenses related to the exchange of Management NCL Corporation Units for ordinary shares, which are included in marketing, general and administrative expense.
(7)	Expenses related to the Acquisition of Prestige, which are included in marketing, general and administrative expense.
(8)	Deferred revenue fair value adjustments related to the Acquisition of Prestige that were made pursuant to business combination accounting rules, which are primarily included in Net Revenue.
(9)	Contingent consideration fair value adjustment related to the Acquisition of Prestige, which is included in marketing, general and administrative expense.
(10)	Contract termination expenses related to the Acquisition of Prestige, which are included in other cruise operating expense.

Three months ended September 30, 2016 (“2016”) compared to three months ended September 30, 2015 (“2015”)

Revenue

Total revenue increased 15.6% to $1.5 billion in 2016 compared to $1.3 billion in 2015 primarily due to an increase in Capacity Days and improved pricing. Gross Yield increased 1.5%. Net Revenue in 2016 increased 17.4% to $1.1 billion from $975.2 million in 2015 due to an increase in Capacity Days of 13.9% and an increase in Net Yield of 3.1%.The increase in Capacity Days was primarily due to the delivery of Norwegian Escape in October 2015, Sirena joining our fleet in April 2016 and the delivery of Seven Seas Explorer in June 2016. The increase in Net Yield was primarily due to improved pricing. Adjusted Net Revenue includes a deferred revenue fair value adjustment of $3.0 million in 2015 related to the Acquisition of Prestige. On a Constant Currency basis, Net Yield and Adjusted Net Yield increased 3.7% and 3.4%, respectively, in 2016 compared to 2015. We refer you to the “Results of Operations” above for a reconciliation of Gross Yield to Adjusted Net Yield.

Expense

Gross Cruise Cost increased 10.5% in 2016 compared to 2015 due to an increase in total cruise operating expense and marketing, general and administrative expense. Total cruise operating expense increased 9.3% in 2016 compared to 2015 primarily due to the increase in Capacity Days as discussed above. Total other operating expense increased 10.0% in 2016 compared to 2015 primarily due to an increase in marketing, general and administrative expenses, which included an increase in marketing expenses of $16.0 million. Depreciation and amortization expense was relatively unchanged as the increase due to the addition of Norwegian Escape and ship improvement projects in 2016 was offset by the recognition in 2015 of an incremental $15.6 million of amortization of intangible assets due to the Acquisition of Prestige. On a Capacity Day basis, Net Cruise Cost decreased 2.6% on an actual and a Constant Currency basis as the increases in expenses discussed above were primarily offset by the decrease in fuel expense. The average fuel price decreased 11.5% to $500 per metric ton in 2016 from $565 per metric ton in 2015. Adjusted Net Cruise Cost Excluding Fuel per Capacity Day increased 1.7% on an actual and a Constant Currency basis primarily due to the increase in marketing, general and administrative expenses discussed above. We refer you to the “Results of Operations” above for a reconciliation of Gross Cruise Cost to Adjusted Net Cruise Cost Excluding Fuel.

Interest expense, net increased to $60.7 million in 2016 from $49.8 million in 2015 primarily due to an increase in average debt balances outstanding primarily associated with the delivery of Norwegian Escape in October 2015 and Seven Seas Explorer in June 2016 as well as slightly higher interest rates due to an increase in LIBOR rates.

Other expense was $5.3 million in 2016 compared to $1.7 million in 2015. In 2016, the expense was primarily related to unrealized and realized losses on fuel swap derivative hedge contracts and foreign exchange derivative hedge contracts and foreign currency transaction losses. In 2015, the expense was primarily related to the dedesignation of certain fuel swap derivative hedge contracts and the ineffectiveness of settled fuel swaps in 2015. The expense in 2015 was partially offset by income related to the fair value adjustment for a foreign exchange collar which did not receive hedge accounting treatment and foreign currency transaction gains.

In 2016, we had an income tax expense of $5.2 million compared to $3.5 million in 2015.

Nine months ended September 30, 2016 (“2016”) compared to nine months ended September 30, 2015 (“2015”)

Revenue

Total revenue increased 13.3% to $3.7 billion in 2016 compared to $3.3 billion in 2015 primarily due to an increase in Capacity Days and improved pricing. Gross Yield increased 1.3%. Net Revenue in 2016 increased 15.6% to $2.9 billion from $2.5 billion in 2015 due to an increase in Capacity Days of 11.8% and an increase in Net Yield of 3.4%. The increase in Capacity Days was primarily due to the delivery of Norwegian Escape in October 2015, Sirena joining our fleet in April 2016 and the delivery of Seven Seas Explorer in June 2016, slightly offset by the scheduled Dry-docks in 2016. The increase in Net Yield was primarily due to improved pricing. Adjusted Net Revenue includes a deferred revenue fair value adjustment of $31.5 million in 2015 related to the Acquisition of Prestige. On a Constant Currency basis, Net Yield and Adjusted Net Yield increased 4.1% and 2.8%, respectively, in 2016 compared to 2015. We refer you to the “Results of Operations” above for a reconciliation of Gross Yield to Adjusted Net Yield.

Expense

Gross Cruise Cost increased 10.4% in 2016 compared to 2015 due to an increase in total cruise operating expense and marketing, general and administrative expense. Total cruise operating expense increased 7.9% in 2016 compared to 2015 primarily due to the increase in Capacity Days as discussed above and an increase in Dry-dock expenses. Total other operating expense increased 13.2% in 2016 compared to 2015 primarily due to an increase in marketing, general and administrative expenses which included an increase in marketing expenses of $28.5 million and share-based compensation of $20.5 million. The increase was also due to recognition of a $43.4 million contingent consideration adjustment related to the Acquisition of Prestige which resulted in a reduction to expense in 2015 but not in 2016. Depreciation and amortization expense was relatively unchanged as the increase due to the addition of Norwegian Escape and ship improvement projects in 2016 was offset by the recognition in 2015 of an incremental $44.2 million of amortization of intangible assets due to the Acquisition of Prestige. On a Capacity Day basis, Net Cruise Cost remained relatively unchanged on an actual and a Constant Currency basis, due to the increases in expenses discussed above which were primarily offset by a decrease in fuel expense. The average fuel price decreased 14.9% to $468 per metric ton in 2016 from $550 per metric ton in 2015. Adjusted Net Cruise Cost Excluding Fuel per Capacity Day increased 2.2% primarily due to the expenses discussed above (2.4% on a Constant Currency basis). We refer you to the “Results of Operations” above for a reconciliation of Gross Cruise Cost to Adjusted Net Cruise Cost Excluding Fuel.

Interest expense, net increased to $188.8 million in 2016 from $153.2 million in 2015 primarily due to an increase in average debt balances outstanding primarily associated with the delivery of Norwegian Escape in October 2015 and Seven Seas Explorer in June 2016 as well as higher interest rates due to an increase in LIBOR rates. The increase in interest expense, net also includes a write-off of $11.5 million of deferred financing fees related to the refinancing of certain of our credit facilities.

Other expense was $13.3 million in 2016 compared to $35.6 million in 2015. In 2016, the expense was primarily related to unrealized and realized losses on fuel swap derivative hedge contracts and losses on foreign exchange partially offset by gains on foreign exchange derivative hedge contracts. In 2015, the expense was primarily related to the dedesignation of certain fuel swap derivative hedge contracts and the ineffectiveness of settled fuel swaps in 2015. Also included in 2015 was the expense related to the fair value adjustment for a foreign exchange collar which did not receive hedge accounting treatment.

In 2016, we had an income tax expense of $8.9 million compared to $6.9 million in 2015.

Liquidity and Capital Resources

General

As of September 30, 2016, our liquidity was $905.4 million consisting of $155.4 million in cash and cash equivalents and $750.0 million under our New Revolving Loan Facility. Our primary ongoing liquidity requirements are to finance working capital, capital expenditures and debt service.

As of September 30, 2016, we had a working capital deficit of $1.9 billion. This deficit included $1.2 billion of advance ticket sales, which represents the revenue we collect in advance of sailing dates, and accordingly, are substantially more like deferred revenue balances rather than actual current cash liabilities. Our business model, along with our New Revolving Loan Facility, allows us to operate with a working capital deficit and still meet our operating, investing and financing needs.

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

Sources and Uses of Cash

In this section, references to “2016” refer to the nine months ended September 30, 2016 and references to “2015” refer to the nine months ended September 30, 2015.

Net cash provided by operating activities was $1.1 billion in 2016 as compared to $973.4 million in 2015. The change in net cash provided by operating activities reflects net income in 2016 of $560.9 million compared to a net income in 2015 of $388.8 million. The net cash provided by operating activities included timing differences in cash receipts and payments relating to operating assets and liabilities.

Net cash used in investing activities was $950.2 million in 2016, primarily related to payments for the delivery of Seven Seas Explorer, ship improvements, ships under construction and shoreside projects. Net cash used in investing activities was $330.5 million in 2015, primarily related to payments for ship improvements, ships under construction and shoreside projects.

Net cash used in financing activities was $99.0 million in 2016 primarily due to net repayments of our New Revolving Loan Facility, and other loan facilities and the repurchase of our ordinary shares and deferred financing fees and other. Net cash used in financing activities was $497.6 million in 2015 primarily due to net repayments of our Revolving Loan Facility and other loan facilities.

Future Capital Commitments

Future capital commitments consist of contracted commitments, including ship construction contracts, and future expected capital expenditures necessary for operations as well as our ship refurbishment projects. As of September 30, 2016, anticipated capital expenditures were $157.5 million for the remainder of 2016 and $1.3 billion for each of the years ending December 31, 2017 and 2018, of which we have export credit financing in place for the expenditures related to ship construction contracts of $47.8 million for the remainder of 2016, $762.6 million for 2017 and $732.9 million for 2018. These future expected capital expenditures will significantly increase our depreciation and amortization expense.

We have Norwegian Joy, Norwegian Bliss and one additional Breakaway Plus Class Ship on order with Meyer Werft shipyard for delivery in the spring of 2017, spring of 2018 and the fall of 2019, respectively. These ships will be amongst the largest in our fleet, reaching approximately 164,600 Gross Tons. The combined contract price of these three ships is approximately €2.6 billion, or $2.9 billion based on the euro/U.S. dollar exchange rate as of September 30, 2016. We have export credit financing in place that provides financing for 80% of their contract prices. We have an Explorer Class Ship on order with Fincantieri shipyard with an original contract price of approximately €422.0 million, or approximately $474.1 million based on the euro/U.S. dollar exchange rate as of September 30, 2016. We have export credit financing in place that provides financing for 80% of the contract price. The Explorer Class Ship is expected to be delivered in the winter of 2020.

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

Capitalized interest for the three and nine months ended September 30, 2016 was $8.9 million and $24.9 million, respectively, and for the three and nine months ended September 30, 2015 was $9.1 million and $24.2 million, respectively, primarily associated with the construction of our Breakaway Plus Class Ships.

Off-Balance Sheet Transactions

None.

Contractual Obligations

As of September 30, 2016, our contractual obligations with initial or remaining terms in excess of one year, including interest payments on long-term debt obligations, were as follows (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt (1)	$6,503,978	$566,911	$1,104,015	$3,231,018	$1,602,034
Operating leases (2)	153,735	15,135	30,277	28,927	79,396
Ship construction contracts (3)	3,220,716	953,312	1,115,038	1,152,366	—
Port facilities (4)	265,083	42,876	63,260	59,329	99,618
Interest (5)	990,580	210,620	383,240	242,487	154,233
Other (6)	164,170	56,146	54,186	30,266	23,572
Total	$11,298,262	$1,845,000	$2,750,016	$4,744,393	$1,958,853

(1)	Includes premiums aggregating $0.6 million. Also includes capital leases. The amount excludes deferred financing fees which are included in the consolidated balance sheets as an offset to long-term debt.
(2)	Primarily for offices, motor vehicles and office equipment.
(3)	For our newbuild ships based on the euro/U.S. dollar exchange rate as of September 30, 2016. Export credit financing is in place from syndicates of banks.
(4)	Primarily for our usage of certain port facilities.
(5)	Includes fixed and variable rates with LIBOR held constant as of September 30, 2016.
(6)	Future commitments for service and maintenance contracts and other Business Enhancement Capital Expenditures.

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

Funding Sources

Our debt agreements contain covenants that, among other things, require us to maintain a minimum level of liquidity, as well as limit our net funded debt-to-capital ratio, maintain certain other ratios and restrict our ability to pay dividends. Substantially all of our ships and other property and equipment are pledged as collateral for our debt. We believe we were in compliance with these covenants as of September 30, 2016.

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

Interest Rate Risk

As of September 30, 2016, we had interest rate swap agreements to hedge our exposure to interest rate movements and to manage our interest expense. As of September 30, 2016, 56% of our debt was fixed and 44% was variable, which includes the effects of the interest rate swaps. The notional amount of outstanding debt associated with the interest rate swap agreements as of September 30, 2016 was $339.8 million. Based on our September 30, 2016 outstanding variable rate debt balance, a one percentage point increase in annual LIBOR interest rates would increase our annual interest expense by approximately $28.9 million excluding the effects of capitalization of interest.

Foreign Currency Exchange Rate Risk

As of September 30, 2016, we had foreign currency derivatives to hedge the exposure to volatility in foreign currency exchange rates related to our ship construction contracts denominated in euros. These derivatives hedge the foreign currency exchange rate risk on a portion of the payments on our ship construction contracts. The payments not hedged aggregate €506.4 million, or $568.9 million based on the euro/U.S. dollar exchange rate as of September 30, 2016. We estimate that a 10% change in the euro as of September 30, 2016 would result in a $56.9 million change in the U.S. dollar value of the foreign currency denominated remaining payments.

Fuel Price Risk

Our exposure to market risk for changes in fuel prices relates to the forecasted purchases of fuel on our ships. Fuel expense, as a percentage of our total cruise operating expense, was 11.0% and 12.4% for the three months ended September 30, 2016 and 2015, respectively, and 11.5% and 13.4% for the nine months ended September 30, 2016 and 2015, respectively. We use fuel derivative agreements to mitigate the financial impact of fluctuations in fuel prices and as of September 30, 2016, we had hedged approximately 90%, 79%, 57%, 48% and 5% of our remaining 2016, 2017, 2018, 2019 and 2020 projected metric tons of fuel purchases, respectively. We estimate that a 10% increase in our weighted-average fuel price would increase our anticipated 2016 fuel expense by $6.5 million. This increase would be partially offset by an increase in the fair value of our fuel swap agreements of $4.5 million. Fair value of our derivative contracts is derived using valuation models that utilize the income valuation approach. These valuation models take into account the contract terms such as maturity, as well as other inputs such as fuel types, fuel curves, creditworthiness of the counterparty and the Company, as well as other data points.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures, as such term is defined in Exchange Act Rule 13a-15(e), as of September 30, 2016. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our management’s evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2016 to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that it is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Nonetheless, the ultimate outcome of these claims and lawsuits that are not covered by insurance cannot be determined at this time. We have evaluated our overall exposure with respect to all of our threatened and pending litigation and, to the extent required, we have accrued amounts for all estimable probable losses associated with our deemed exposure. We are currently unable to estimate any other potential contingent losses beyond those accrued, as discovery is not complete nor is adequate information available to estimate such range of loss or potential recovery. However, based on our current knowledge, we do not believe that the aggregate amount or range of reasonably possible losses with respect to these matters will be material to our consolidated results of operations, financial condition or cash flows. We intend to vigorously defend our legal position on all claims and, to the extent necessary, seek recovery.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer

On April 29, 2014, NCLH’s Board of Directors authorized, and NCLH announced, a three-year share repurchase program for up to $500.0 million. NCLH may make repurchases in the open market, in privately negotiated transactions, in accelerated repurchase programs or in structured share repurchase programs, and any repurchases may be made pursuant to Rule 10b5-1 plans. There was no share repurchase activity during the three months ended September 30, 2016 and as of September 30, 2016, $263.5 million remained available for repurchases of our outstanding ordinary shares under the share repurchase program.

Item 6. Exhibits

2.1	Agreement and Plan of Merger, dated as of September 2, 2014, by and among Prestige Cruises International, Inc., Norwegian Cruise Line Holdings Ltd., Portland Merger Sub, Inc. and Apollo Management, L.P. (incorporated herein by reference to Exhibit 2.1 to Norwegian Cruise Line Holdings Ltd.’s Form 8-K filed on September 4, 2014 (File No. 001-35784))

2.2	Amendment No. 1 to the Agreement and Plan of Merger, dated as of October 6, 2014, by and among Prestige Cruises International, Inc., Norwegian Cruise Line Holdings Ltd., Portland Merger Sub, Inc. and Apollo Management, L.P. (incorporated herein by reference to Exhibit 2.1 to Norwegian Cruise Line Holdings Ltd.’s Form 8-K filed on October 8, 2014 (File No. 001-35784))

10.1*	Supplemental Agreement, dated July 26, 2016, to €590.5 million Breakaway Four Credit Agreement, dated October 12, 2012, by and among Breakaway Four, Ltd., as borrower, NCL Corporation Ltd., as guarantor, NCL International, Ltd., as shareholder and KfW IPEX-Bank GmbH, as facility agent and lender +

10.2	Employment Agreement by and between Prestige Cruise Services, LLC and Robert J. Binder, entered into on September 16, 2016 (incorporated herein by reference to Exhibit 10.1 to Norwegian Cruise Line Holdings Ltd.’s Form 8-K filed on September 19, 2016 (File No. 001-35784)) #

10.3	Employment Agreement by and between NCL (Bahamas) Ltd. and Andrew Stuart, entered into on September 16, 2016 (incorporated herein by reference to Exhibit 10.2 to Norwegian Cruise Line Holdings Ltd.’s Form 8-K filed on September 19, 2016 (File No. 001-35784)) #

10.4	Employment Agreement by and between Prestige Cruise Services, LLC and Jason Montague, entered into on September 16, 2016 (incorporated herein by reference to Exhibit 10.3 to Norwegian Cruise Line Holdings Ltd.’s Form 8-K filed on September 19, 2016 (File No. 001-35784)) #

31.1*	Certification of the President and Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2*	Certification of the Executive Vice President and Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1**	Certifications of the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code

101*	The following unaudited consolidated financial statements are from Norwegian Cruise Line Holdings Ltd.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, formatted in Extensible Business Reporting Language (XBRL), as follows:

(i)	the Consolidated Statements of Operations for the three and nine months ended September 30, 2016 and 2015;

(ii)	the Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2016 and 2015;

(iii)	the Consolidated Balance Sheets as of September 30, 2016 and December 31, 2015;

(iv)	the Consolidated Statements of Cash Flows for the nine months ended September 30, 2016 and 2015;

(v)	the Consolidated Statements of Changes in Shareholders’ Equity for the nine months ended September 30, 2016 and 2015; and

(vi)	the Notes to the Consolidated Financial Statements, tagged in summary and detail.

*	Filed herewith.
**	Furnished herewith.
+	Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.
#	Management contract or compensatory plan.

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

Dated: November 9, 2016

