Form 10-Q
period 2017-03-31
Norwegian Cruise Line Holdings Ltd.
filed 2017-05-10
CIK 1513761

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

There were 227,910,542 ordinary shares outstanding as of May 5, 2017.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Norwegian Cruise Line Holdings Ltd.

Consolidated Statements of Operations

(Unaudited)

(in thousands, except share and per share data)

	Three Months Ended March 31,
	2017	2016
Revenue
Passenger ticket	$786,694	$740,112
Onboard and other	364,087	337,520
Total revenue	1,150,781	1,077,632
Cruise operating expense
Commissions, transportation and other	194,140	175,437
Onboard and other	68,411	63,965
Payroll and related	192,636	177,143
Fuel	88,886	81,672
Food	46,178	51,003
Other	129,547	115,261
Total cruise operating expense	719,798	664,481
Other operating expense
Marketing, general and administrative	192,044	180,574
Depreciation and amortization	119,205	101,295
Total other operating expense	311,249	281,869
Operating income	119,734	131,282
Non-operating income (expense)
Interest expense, net	(52,960)	(59,754)
Other income (expense), net	(2,815)	2,805
Total non-operating income (expense)	(55,775)	(56,949)
Net income before income taxes	63,959	74,333
Income tax expense	(2,049)	(1,104)
Net income	$61,910	$73,229
Weighted-average shares outstanding
Basic	227,468,526	227,239,533
Diluted	228,555,952	228,112,035
Earnings per share
Basic	$0.27	$0.32
Diluted	$0.27	$0.32

The accompanying notes are an integral part of these consolidated financial statements.

Norwegian Cruise Line Holdings Ltd.

Consolidated Statements of Comprehensive Income

(Unaudited)

(in thousands)

	Three Months Ended March 31,
	2017	2016
Net income	$61,910	$73,229

Other comprehensive income:
Shipboard Retirement Plan	105	108
Cash flow hedges:
Net unrealized gain (loss)	(7,283)	70,450
Amount realized and reclassified into earnings	9,705	34,550
Total other comprehensive income	2,527	105,108
Total comprehensive income	$64,437	$178,337

The accompanying notes are an integral part of these consolidated financial statements.

Norwegian Cruise Line Holdings Ltd.

Consolidated Balance Sheets

(Unaudited)

(in thousands, except share data)

	March 31, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$219,789	$128,347
Accounts receivable, net	47,949	63,215
Inventories	71,439	66,255
Prepaid expenses and other assets	149,174	153,276
Total current assets	488,351	411,093
Property and equipment, net	10,149,166	10,117,689
Goodwill	1,388,931	1,388,931
Tradenames	817,525	817,525
Other long-term assets	232,278	238,673
Total assets	$13,076,251	$12,973,911
Liabilities and shareholders’ equity
Current liabilities:
Current portion of long-term debt	$531,778	$560,193
Accounts payable	71,123	38,002
Accrued expenses and other liabilities	531,375	541,753
Advance ticket sales	1,372,483	1,172,870
Total current liabilities	2,506,759	2,312,818
Long-term debt	5,644,175	5,838,494
Other long-term liabilities	300,035	284,873
Total liabilities	8,450,969	8,436,185
Commitments and contingencies (Note 8)
Shareholders’ equity:
Ordinary shares, $.001 par value; 490,000,000 shares authorized; 233,216,457 shares issued and 227,904,496 shares outstanding at March 31, 2017 and 232,555,937 shares issued and 227,243,976 shares outstanding at December 31, 2016	232	232
Additional paid-in capital	3,911,085	3,890,119
Accumulated other comprehensive income (loss)	(311,946)	(314,473)
Retained earnings	1,265,166	1,201,103
Treasury shares (5,311,961 ordinary shares at March 31, 2017 and December 31, 2016, at cost)	(239,255)	(239,255)
Total shareholders’ equity	4,625,282	4,537,726
Total liabilities and shareholders’ equity	$13,076,251	$12,973,911

The accompanying notes are an integral part of these consolidated financial statements.

Norwegian Cruise Line Holdings Ltd.

Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities
Net income	$61,910	$73,229
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	121,593	104,686
Loss (gain) on derivatives	406	(11,948)
Deferred income taxes, net	1,186	158
Provision for bad debts and inventory	323	575
Share-based compensation expense	18,203	15,245
Changes in operating assets and liabilities:
Accounts receivable, net	14,943	(1,042)
Inventories	(5,184)	(4,360)
Prepaid expenses and other assets	(9,473)	(5,390)
Accounts payable	27,423	2,750
Accrued expenses and other liabilities	(19,321)	7,572
Advance ticket sales	222,935	148,621
Net cash provided by operating activities	434,944	330,096
Cash flows from investing activities
Additions to property and equipment, net	(117,777)	(132,027)
Settlement of derivatives	—	(1,167)
Net cash used in investing activities	(117,777)	(133,194)
Cash flows from financing activities
Repayments of long-term debt	(465,237)	(308,248)
Proceeds from long-term debt	236,000	204,000
Proceeds from employee related plans	9,466	3,148
Net share settlement of restricted share units	(4,550)	—
Purchases of treasury shares	—	(49,999)
Deferred financing fees and other	(1,404)	(6,873)
Net cash used in financing activities	(225,725)	(157,972)
Net increase in cash and cash equivalents	91,442	38,930
Cash and cash equivalents at beginning of period	128,347	115,937
Cash and cash equivalents at end of period	$219,789	$154,867

The accompanying notes are an integral part of these consolidated financial statements.

Norwegian Cruise Line Holdings Ltd.

Consolidated Statements of Changes in Shareholders’ Equity

(Unaudited)

(in thousands)

	Ordinary Shares	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Shares	Total Shareholders’ Equity
Balance, December 31, 2015	$232	$3,814,536	$(412,650)	$568,018	$(189,256)	$3,780,880

Share-based compensation	—	15,245	—	—	—	15,245
Issuance of shares under employee related plans	—	3,148	—	—	—	3,148
Treasury shares	—	—	—	—	(49,999)	(49,999)
Other comprehensive income, net	—	—	105,108	—	—	105,108
Net income	—	—	—	73,229	—	73,229
Balance, March 31, 2016	$232	$3,832,929	$(307,542)	$641,247	$(239,255)	$3,927,611

Balance, December 31, 2016	$232	$3,890,119	$(314,473)	$1,201,103	$(239,255)	$4,537,726

Share-based compensation	—	18,203	—	—	—	18,203
Issuance under employee related plans	—	9,466	—	—	—	9,466
Change in accounting policy (share-based forfeitures)	—	(2,153)	—	2,153	—	—
Net settlement of restricted share units	—	(4,550)	—			(4,550)
Other comprehensive income, net	—	—	2,527	—	—	2,527
Net income	—	—	—	61,910	—	61,910
Balance, March 31, 2017	$232	$3,911,085	$(311,946)	$1,265,166	$(239,255)	$4,625,282

The accompanying notes are an integral part of these consolidated financial statements.

Norwegian Cruise Line Holdings Ltd.

Notes to Consolidated Financial Statements

(Unaudited)

Unless otherwise indicated or the context otherwise requires, references in this report to (i) the “Company,” “we,” “our” and “us” refer to NCLH (as defined below) and its subsidiaries (including Prestige (as defined below), except for periods prior to the consummation of the Acquisition of Prestige (as defined below)), (ii) “NCLC” refers to NCL Corporation Ltd., (iii) “NCLH” refers to Norwegian Cruise Line Holdings Ltd., (iv) “Norwegian Cruise Line” or “Norwegian” refers to the Norwegian Cruise Line brand and its predecessors, (v) “Prestige” refers to Prestige Cruises International, Inc., together with its consolidated subsidiaries, (vi) “PCH” refers to Prestige Cruise Holdings, Inc., Prestige’s direct wholly-owned subsidiary, which in turn is the parent of Oceania Cruises, Inc. (“Oceania Cruises”) and Seven Seas Cruises S. DE R.L. (“Regent”) (Oceania Cruises also refers to the brand by the same name and Regent also refers to the brand Regent Seven Seas Cruises). References to the “U.S.” are to the United States of America, “dollars” or “$” are to U.S. dollars, the “U.K.” are to the United Kingdom and “euros” or “€” are to the official currency of the Eurozone.

1.	Description of Business and Organization

We are a leading global cruise company which operates the Norwegian Cruise Line, Oceania Cruises and Regent Seven Seas Cruises brands. As of March 31, 2017, we had 24 ships with approximately 46,500 Berths. We plan to introduce eight additional ships through 2025 and we have an option to introduce two additional ships for delivery in 2026 and 2027, subject to certain conditions. One of the eight ships, Norwegian Joy, a ship tailored for Chinese travelers, was delivered in April 2017. Norwegian Bliss and an additional Breakaway Plus Class Ship are on order for delivery in the spring of 2018 and fall of 2019. We have an Explorer Class Ship on order for delivery in the winter of 2020. Project Leonardo will introduce an additional four ships with expected delivery dates through 2025. These additions to our fleet (exclusive of the option for two additional ships) will increase our total Berths to approximately 72,300.

2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements are unaudited and, in our opinion, contain all normal recurring adjustments necessary for a fair statement of the results for the periods presented.

Our operations are seasonal and results for interim periods are not necessarily indicative of the results for the entire fiscal year. Historically, demand for cruises has been strongest during the Northern Hemisphere’s summer months. The interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2016, which are included in our most recently filed Annual Report on Form 10-K.

Reclassification

Certain amounts in prior periods have been reclassified to conform to the current period presentation.

Earnings Per Share

A reconciliation between basic and diluted earnings per share was as follows (in thousands, except share and per share data):

	Three Months Ended March 31,
	2017	2016
Net income	$61,910	$73,229
Basic weighted-average shares outstanding	227,468,526	227,239,533
Dilutive effect of awards	1,087,426	872,502
Diluted weighted-average shares outstanding	228,555,952	228,112,035
Basic earnings per share	$0.27	$0.32
Diluted earnings per share	$0.27	$0.32

For the three months ended March 31, 2017 and 2016 a total of 7.5 million and 7.6 million shares, respectively, have been excluded from diluted weighted-average shares outstanding because the effect of including them would have been anti-dilutive.

Revenue and Expense Recognition

Revenue and expenses include port fees and taxes. The amounts included on a gross basis are $71.7 million and $62.5 million for the three months ended March 31, 2017 and 2016, respectively.

Foreign Currency

The majority of our transactions are settled in U.S. dollars. We translate assets and liabilities of our foreign subsidiaries at exchange rates in effect at the balance sheet date. Gains or losses resulting from transactions denominated in other currencies are recognized in our consolidated statements of operations within other income (expense), net and such losses were approximately $2.7 million and $4.2 million for the three months ended March 31, 2017 and 2016, respectively.

Recently Issued Accounting Pronouncements

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

In August 2015, the FASB issued ASU No. 2015-14 deferring the effective date for one year. We can elect to adopt the provisions of ASU No. 2014-09 for annual periods beginning after December 15, 2017 including interim periods within that reporting period or we can elect to early adopt the guidance as of the original effective date. We expect to adopt a modified retrospective application for annual periods beginning after December 15, 2017. We have initiated an assessment of our systems, data and processes related to the implementation of this guidance. This assessment is expected to be completed during 2017. Additionally, we are currently evaluating our performance obligations and believe that our application of the guidance could result in changes in classification and additional disclosures.

3.	Intangible Assets

The gross carrying amounts of intangible assets included within other long-term assets, the related accumulated amortization, the net carrying amounts and the weighted-average amortization periods of the Company’s intangible assets are listed in the following tables (in thousands, except amortization period):

	March 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted- Average Amortization Period (Years)
Customer relationships	$120,000	$(44,161)	$75,839	6.0
Licenses	3,368	(989)	2,379	5.6
Non-compete agreements	660	(660)	—	1.0
Total intangible assets subject to amortization	$124,028	$(45,810)	$78,218
License (Indefinite-lived)	$4,427	$—	$—

	December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted- Average Amortization Period (Years)
Customer relationships	$120,000	$(36,593)	$83,407	6.0
Licenses	3,368	(807)	2,561	5.6
Non-compete agreements	660	(495)	165	1.0
Total intangible assets subject to amortization	$124,028	$(37,895)	$86,133
License (Indefinite-lived)	$4,427	$—	$—

The aggregate amortization expense is as follows (in thousands):

	Three months ended March 31,
	2017	2016
Amortization expense	$7,915	$5,389

The following table sets forth the Company’s estimated aggregate amortization expense for each of the five years below (in thousands):

Year ended December 31,	Amortization Expense
2018	$26,163
2019	18,489
2020	9,906
2021	75
2022	75

4.	Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) for the three months ended March 31, 2017 was as follows (in thousands):

	Accumulated Other Comprehensive Income (Loss)	Change Related to Cash Flow Hedges		Change Related to Shipboard Retirement Plan
Accumulated other comprehensive income (loss) at beginning of period	$(314,473)	$(307,618)		$(6,855)
Current period other comprehensive income before reclassifications	(7,283)	(7,283)		—
Amounts reclassified into earnings	9,810	9,705	(1)	105 (2)
Accumulated other comprehensive income (loss) at end of period	$(311,946)	$(305,196	)(3)	$(6,750)

(1)	We refer you to Note 6— “Fair Value Measurements and Derivatives” for the affected line items in the consolidated statements of operations.

(2)	Amortization of prior-service cost and actuarial loss reclassified to payroll and related expense.

(3)	Includes $43.5 million of loss expected to be reclassified into earnings in the next 12 months.

Accumulated other comprehensive income (loss) for the three months ended March 31, 2016 was as follows (in thousands):

	Accumulated Other Comprehensive Income (Loss)	Change Related to Cash Flow Hedges	Change Related to Shipboard Retirement Plan
Accumulated other comprehensive income (loss) at beginning of period	$(412,650)	$(405,298)	$(7,352)
Current period other comprehensive income before reclassifications	70,450	70,450	—
Amounts reclassified into earnings	34,658	34,550 (1)	108 (2)
Accumulated other comprehensive income (loss) at end of period	$(307,542)	$(300,298)	$(7,244)

(1)	We refer you to Note 6— “Fair Value Measurements and Derivatives” for the affected line items in the consolidated statements of operations.

(2)	Amortization of prior-service cost and actuarial loss reclassified to payroll and related expense.

5.	Property and Equipment, net

Property and equipment, net increased $31.5 million for the three months ended March 31, 2017 primarily due to ship improvement projects and ships under construction.

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

The following table sets forth our derivatives measured at fair value and discloses the balance sheet location (in thousands):

		Asset		Liability
	Balance Sheet location	March 31, 2017	December 31, 2016	March 31, 2017	December 31, 2016
Fuel swaps designated as hedging instruments
	Prepaid expenses and other assets	$11,630	$20,288	$—	$—
	Accrued expenses and other liabilities	622	—	45,690	44,271
	Other long-term liabilities	7,827	13,237	42,130	38,608
Foreign currency forward contracts designated as hedging instruments
	Other long-term assets	225	14	—	—
	Accrued expenses and other liabilities	—	—	54,086	61,788
	Other long-term liabilities	—	—	78,247	88,920
Interest rate swaps designated as hedging instruments
	Accrued expenses and other liabilities	—	—	2,886	3,331
	Other long-term liabilities	—	—	453	1,151

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

The following table discloses the gross and net amounts recognized within assets and liabilities (in thousands):

March 31, 2017	Gross Amounts	Gross Amounts Offset	Total Net Amounts	Gross Amounts Not Offset	Net Amounts
Assets	$11,855	$—	$11,855	$(225)	$11,630
Liabilities	223,492	(8,449)	215,043	(135,672)	79,371

December 31, 2016	Gross Amounts	Gross Amounts Offset	Total Net Amounts	Gross Amounts Not Offset	Net Amounts
Assets	$20,302	$—	$20,302	$(14)	$20,288
Liabilities	238,069	(13,237)	224,832	(155,190)	69,642

Fuel Swaps

As of March 31, 2017, we had fuel swaps maturing through December 31, 2020 which are used to mitigate the financial impact of volatility in fuel prices pertaining to approximately 1.6 million metric tons of our projected fuel purchases.

The effects on the consolidated financial statements of the fuel swaps which were designated as cash flow hedges were as follows (in thousands):

	Three Months Ended March 31,
	2017	2016
Loss recognized in other comprehensive income – effective portion	$(26,203)	$(9,506)
Loss recognized in other income (expense), net – ineffective portion	(370)	(5,227)
Amount reclassified from accumulated other comprehensive income (loss) into fuel expense	8,003	31,137

We had fuel swaps that matured which were not designated as cash flow hedges. These fuel swaps were previously designated as cash flow hedges and were dedesignated due to a change in our expected future fuel purchases mix.

The effects on the consolidated financial statements of the fuel swaps which were dedesignated and recognized into earnings were as follows (in thousands):

	Three Months Ended March 31,
	2017	2016
Amount reclassified from accumulated other comprehensive income (loss) into other income (expense), net	$—	$1,529

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

The effects on the consolidated financial statements of the foreign currency options which were designated as cash flow hedges were as follows (in thousands):

	Three Months Ended March 31,
	2017	2016
Amount reclassified from accumulated other comprehensive income (loss) into depreciation and amortization expense	$330	$330

Foreign Currency Forward Contracts

As of March 31, 2017, we had foreign currency forward contracts which are used to mitigate the financial impact of volatility in foreign currency exchange rates related to our ship construction contracts denominated in euros. The notional amount of our foreign currency forward contracts was €2.6 billion, or $2.8 billion based on the euro/U.S. dollar exchange rate as of March 31, 2017.

The effects on the consolidated financial statements of the foreign currency forward contracts which were designated as cash flow hedges were as follows (in thousands):

	Three Months Ended March 31,
	2017	2016
Gain recognized in other comprehensive income – effective portion	$18,636	$82,511
Gain (loss) recognized in other income (expense), net – ineffective portion	(50)	11
Amount reclassified from accumulated other comprehensive income (loss) into depreciation and amortization expense	618	645

Foreign Currency Collar

We had foreign currency collars that matured and were used to mitigate the volatility of foreign currency exchange rates related to our ship construction contracts denominated in euros.

The effects on the consolidated financial statements of the foreign currency collar which was designated as a cash flow hedge was as follows (in thousands):

	Three Months Ended March 31,
	2017	2016
Amount reclassified from accumulated other comprehensive income (loss) into depreciation and amortization expense	$(91)	$(91)

The effect on the consolidated financial statements of the foreign currency collar which was not designated as a cash flow hedge was as follows (in thousands):

	Three Months Ended March 31,
	2017	2016
Gain recognized in other income (expense)	$—	$13,625

Interest Rate Swaps

As of March 31, 2017, we had interest rate swap agreements to hedge our exposure to interest rate movements and to manage our interest expense. The notional amount of outstanding debt associated with the interest rate swap agreements was $282.0 million as of March 31, 2017.

The effects on the consolidated financial statements of the interest rate swaps which were designated as cash flow hedges were as follows (in thousands):

	Three Months Ended March 31,
	2017	2016
Gain (loss) recognized in other comprehensive income – effective portion	$284	$(2,555)
Gain recognized in other income (expense), net – ineffective portion	—	3
Amount reclassified from accumulated other comprehensive income (loss) into interest expense, net	845	1,000

Long-Term Debt

As of March 31, 2017 and December 31, 2016, the fair value of our long-term debt, including the current portion, was $6,294.0 million and $6,525.7 million, respectively, which was $8.7 million and $11.6 million higher, respectively, than the carrying values. The difference between the fair value and carrying value of our long-term debt is due to our fixed and variable rate debt obligations carrying interest rates that are above or below market rates at the measurement dates. The fair value of our long-term debt was calculated based on estimated rates for the same or similar instruments with similar terms and remaining maturities resulting in Level 2 inputs in the fair value hierarchy. Market risk associated with our long-term variable rate debt is the potential increase in interest expense from an increase in interest rates. The calculation of the fair value of our long-term debt is considered a Level 2 input.

Other

The carrying amounts reported in the consolidated balance sheets of all other financial assets and liabilities approximate fair value.

7.	Employee Benefits and Compensation Plans

Share-Based Compensation

As a result of our adoption of ASU No. 2016-09, in the first quarter of 2017, we began accounting for forfeitures as they occur, rather than estimating expected forfeitures. Pursuant to the modified-retrospective application, the net cumulative effect of this change was recognized as a $2.2 million increase to retained earnings as of January 1, 2017 (we refer you to our consolidated statements of changes in shareholders’ equity).

Share Option Awards

The following is a summary of option activity under our Amended and Restated 2013 Performance Incentive Plan for the three months ended March 31, 2017 (excludes the impact of 208,335 previously awarded performance-based options as no grant date has been established):

	Number of Share Option Awards			Weighted-Average Exercise Price			Weighted- Average Contractual Term	Aggregate Intrinsic Value
	Time- Based Awards	Performance- Based Awards	Market- Based Awards	Time- Based Awards	Performance- Based Awards	Market- Based Awards	(years)	(in thousands)
Outstanding as of January 1, 2017	7,775,058	432,978	208,333	$48.04	$23.86	$59.43	7.81	$35,429
Granted	—	156,249	—	—	59.43	—	—	—
Exercised	(270,157)	(49,315)	—	27.01	19.00	—	—	—
Forfeited and cancelled	(233,948)	(93,749)	—	56.52	59.43	—	—	—
Outstanding as of March 31, 2017	7,270,953	446,163	208,333	$48.55	$29.38	$59.43	7.67	$51,491

Restricted Ordinary Share Awards

The following is a summary of restricted ordinary share activity for the three months ended March 31, 2017:

	Number of Time-Based Awards	Weighted- Average Grant Date Fair Value
Non-vested as of January 1, 2017	16,872	$7.63
Granted	—	—
Vested	(9,780)	5.85
Forfeited or expired	—	—
Non-vested and expected to vest as of March 31, 2017	7,092	$10.08

Restricted Share Unit Awards

On March 1, 2017, we granted 1.7 million time-based restricted share unit awards to our employees which vest equally over three years. Additionally, on March 1, 2017, we awarded 121,000 performance-based restricted share units to certain members of our management team which vest upon the achievement of certain pre-established performance targets.

The following is a summary of restricted share unit activity for the three months ended March 31, 2017 (excludes the impact of 171,000 previously awarded performance-based restricted share units as no grant date was established):

	Number of Time-Based Awards	Weighted- Average Grant Date Fair Value	Number of Performance- Based Awards	Weighted- Average Grant Date Fair Value	Number of Market- Based Awards	Weighted- Average Grant Date Fair Value
Non-vested as of January 1, 2017	1,305,335	$50.38	—	$—	50,000	$59.43
Granted	1,730,374	50.92	37,500	49.76	—	—
Vested	(379,675)	50.61	(15,000)	49.76	—	—
Forfeited or expired	(11,002)	50.48	(22,500)	49.76	—	—
Non-vested and expected to vest as of March 31, 2017	2,645,032	$50.70	—	$—	50,000	$59.43

The share-based compensation expense for the three months ended March 31, 2017 was $18.2 million of which $17.4 million was recorded in marketing, general and administrative expense and $0.8 million was recorded in payroll and related expense.

8.	Commitments and Contingencies

Ship Construction Contracts

Norwegian Joy was delivered in April 2017, we refer you to Note 10— “Subsequent Events”. We have two other Breakaway Plus Class Ships on order for delivery in the spring of 2018 and fall of 2019, respectively. Norwegian Joy and the two other Breakaway Plus Class Ships are approximately 168,000 Gross Tons each with approximately 3,880 to 4,000 Berths each. We have an Explorer Class Ship on order for delivery in the winter of 2020. We have export credit financing in place that provides financing for 80% of each ship’s contract price. As of March 31, 2017, the aggregate cost of these four ships on order was approximately € 3.1 billion or $3.3 billion based on the exchange rate as of March 31, 2017.

Project Leonardo will introduce an additional four ships with expected delivery dates through 2025 and we have an option to introduce two additional ships for delivery in 2026 and 2027, subject to certain conditions. These four ships are each approximately 140,000 Gross Tons with approximately 3,300 Berths. The contract price for each of the additional four ships is approximately €800.0 million or $852.2 million based on the exchange rate as of March 31, 2017. For ships expected to be delivered after 2023, the contract price is subject to adjustment under certain circumstances. We have export credit financing in place for the four ships that provides financing for 80% of the contract price of each ship expected to be delivered through 2025, subject to certain conditions.

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

9.	Supplemental Cash Flow Information

For the three months ended March 31, 2017 and 2016 we had non-cash investing activities in connection with property and equipment of $23.0 million and $7.5 million, respectively.

10.	Subsequent Events

Norwegian Joy was delivered in April 2017. This ship is approximately 168,000 Gross Tons with approximately 3,880 Berths.

In April 2017, we obtained export credit financing for the four Project Leonardo ships that provides financing for 80% of the contract price of each ship expected to be delivered through 2025, subject to certain conditions.

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

• New Revolving Loan Facility. $750.0 million senior secured revolving credit facility maturing on June 6, 2021, subject to an earlier springing maturity date.

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

In addition, Adjusted Net Revenue and Adjusted Net Yield, which exclude certain business combination accounting entries, are non-GAAP financial measures that we believe are useful as supplemental measures in evaluating the performance of our operating business and provide greater transparency into our results of operations. Adjusted Net Income and Adjusted EPS are non-GAAP financial measures that exclude certain amounts and are used to supplement GAAP net income and EPS. We use Adjusted Net Income and Adjusted EPS as key performance measures of our earnings performance. We believe that both management and investors benefit from referring to these non-GAAP financial measures in assessing our performance and when planning, forecasting and analyzing future periods. These non-GAAP financial measures also facilitate management’s internal comparison to our historical performance. In addition, management uses Adjusted EPS as a performance measure for our incentive compensation. The amounts excluded in the presentation of these non-GAAP financial measures may vary from period to period; accordingly, our presentation of Adjusted Net Revenue, Adjusted Net Yield, Adjusted Net Income and Adjusted EPS may not be indicative of future adjustments or results. For example, for the year ended December 31, 2016, we incurred $28.0 million of amounts related to the extinguishment of debt and $11.2 million of deferred financing fees due to the refinancing of certain credit facilities. We included these as adjustments in the reconciliation of Adjusted Net Income since these amounts are not representative of our day-to-day operations and we have included similar adjustments in prior periods; however, these adjustments did not occur and are not included in the periods presented within this Form 10-Q.

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

Critical Accounting Policies

For a discussion of our critical accounting policies and estimates, see “Critical Accounting Policies” included in our Annual Report on Form 10-K for the year ended December 31, 2016 under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We have made no significant changes to our critical accounting policies and estimates from those described in our Annual Report on Form 10-K for the year ended December 31, 2016.

However, in accordance with Item 303(a)(3)(ii) of Regulation S-K and Section V of SEC Release No. 33-8350, we are including additional disclosure which is presented below:

Asset Impairment

We review our long-lived assets, principally ships, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Assets are grouped and evaluated at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets. We consider historical performance and future estimated results in our evaluation of potential impairment and then compare the carrying amount of the asset to the estimated future cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds the estimated expected undiscounted future cash flows, we measure the amount of the impairment by comparing the carrying amount of the asset to its fair value. We estimate fair value based on the best information available making whatever estimates, judgments and projections we considered necessary. The estimation of fair value is generally measured by discounting expected future cash flows at discount rates commensurate with the risk involved.

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

In the third quarter of 2016, based on the performance of the Oceania Cruises reporting unit, we performed an interim goodwill impairment evaluation consisting of a Step I Test. Based on that evaluation, we determined that there was no impairment of goodwill because its fair value exceeded its carrying value. For our annual impairment evaluation, we performed a Step 0 Test for the Norwegian reporting unit and Step I Tests for the Regent Seven Seas and the Oceania Cruises reporting units. As a result of the Step 0 Test for the Norwegian reporting unit, we determined there were no factors indicating it was more likely than not (i.e., more than 50%) that the fair value of the reporting unit was less than its carrying value. Based on the results of the Step 1 Tests, we determined there was no impairment of goodwill because the fair value of the Oceania Cruises and Regent Seven Seas reporting units exceeded their carrying values by 24% and 81%, respectively. However, if the fair value of any reporting unit declines in future periods, its goodwill may become impaired at that time. As of December 31, 2016 and March 31, 2017, there was $523.0 million, $462.1 million and $403.8 million of goodwill for the Oceania Cruises, Regent Seven Seas and Norwegian reporting units, respectively. As of December 31, 2016, our annual review consisting of the Step 0 and Step I Tests supported the carrying values of these assets. Subsequent to December 31, 2016, the Company has continued to monitor the results of each of these reporting units and will perform the necessary tests should events occur or circumstances change that indicate the carrying value of a reporting unit may not be recoverable.

Quarterly Overview

In February 2017, we announced that we plan to introduce an additional four ships with expected delivery dates through 2025 and we have an option to introduce two additional ships for delivery in 2026 and 2027, subject to certain conditions. These four ships are each approximately 140,000 Gross Tons with approximately 3,300 Berths. The contract price for each of the additional four ships is approximately €800.0 million or $852.2 million based on the exchange rate as of March 31, 2017. For ships expected to be delivered after 2023, the contract price is subject to adjustment under certain circumstances. We have export credit financing in place for the four ships that provides financing for 80% of the contract price of each ship expected to be delivered through 2025, subject to certain conditions.

Three months ended March 31, 2017 (“2017”) compared to three months ended March 31, 2016 (“2016”)

•	Total revenue increased 6.8% to $1.2 billion in 2017 compared to $1.1 billion in 2016.
•	Net Revenue in 2017 increased 6.0% to $888.2 million from $838.2 million in 2016.
•	Net income and diluted EPS was $61.9 million and $0.27, respectively, in 2017.
•	Operating income was $119.7 million in 2017 compared to $131.3 million in 2016.
•	Adjusted Net Income and Adjusted EPS were $91.2 million and $0.40, respectively, in 2017, which included $29.2 million of adjustments primarily consisting of expenses related to non-cash compensation and certain other adjustments.
•	Adjusted EBITDA improved 3.1% in 2017 compared to 2016.

We refer you to our “Results of Operations” below for a calculation of Net Revenue, Net Yield, Adjusted Net Income, Adjusted EPS and Adjusted EBITDA.

Results of Operations

The following table sets forth operating data as a percentage of total revenue:

	Three Months Ended March 31,
	2017	2016
Revenue
Passenger ticket	68.4%	68.7%
Onboard and other	31.6%	31.3%
Total revenue	100.0%	100.0%

Cruise operating expense
Commissions, transportation and other	16.9%	16.3%
Onboard and other	5.9%	6.0%
Payroll and related	16.7%	16.4%
Fuel	7.7%	7.6%
Food	4.0%	4.7%
Other	11.3%	10.7%
Total cruise operating expense	62.5%	61.7%

Other operating expense
Marketing, general and administrative	16.7%	16.8%
Depreciation and amortization	10.4%	9.4%
Total other operating expense	27.1%	26.2%
Operating income	10.4%	12.1%

Non-operating income (expense)
Interest expense, net	(4.6)%	(5.5)%
Other income (expense), net	(0.2)%	0.3%
Total non-operating income (expense)	(4.8)%	(5.2)%
Net income before income taxes	5.6%	6.9%
Income tax expense	(0.2)%	(0.1)%
Net income	5.4%	6.8%

The following table sets forth selected statistical information:

	Three Months Ended March 31,
	2017	2016
Passengers carried	528,354	551,475
Passenger Cruise Days	4,230,518	4,285,294
Capacity Days	4,030,616	3,990,942
Occupancy Percentage	105.0%	107.4%

Net Revenue, Adjusted Net Revenue, Gross Yield, Net Yield and Adjusted Net Yield were calculated as follows (in thousands, except Capacity Days and Yield data):

	Three Months Ended March 31,
	2017	2017 Constant Currency	2016
Passenger ticket revenue	$786,694	$794,507	$740,112
Onboard and other revenue	364,087	364,087	337,520
Total revenue	1,150,781	1,158,594	1,077,632
Less:
Commissions, transportation and other expense	194,140	196,518	175,437
Onboard and other expense	68,411	68,411	63,965
Net Revenue	888,230	893,665	838,230
Non-GAAP Adjustment:
Deferred revenue (1)	—	—	460
Adjusted Net Revenue	$888,230	$893,665	$838,690
Capacity Days	4,030,616	4,030,616	3,990,942
Gross Yield	$285.51	$287.45	$270.02
Net Yield	$220.37	$221.72	$210.03
Adjusted Net Yield	$220.37	$221.72	$210.15

(1)	Reflects deferred revenue fair value adjustments related to the Acquisition of Prestige that were made pursuant to business combination accounting rules.

Gross Cruise Cost, Net Cruise Cost, Net Cruise Cost Excluding Fuel and Adjusted Net Cruise Cost Excluding Fuel were calculated as follows (in thousands, except Capacity Days and per Capacity Day data):

	Three Months Ended March 31,
	2017	2017 Constant Currency	2016
Total cruise operating expense	$719,798	$721,967	$664,481
Marketing, general and administrative expense	192,044	192,363	180,574
Gross Cruise Cost	911,842	914,330	845,055
Less:
Commissions, transportation and other expense	194,140	196,518	175,437
Onboard and other expense	68,411	68,411	63,965
Net Cruise Cost	649,291	649,401	605,653
Less: Fuel expense	88,886	88,886	81,672
Net Cruise Cost Excluding Fuel	560,405	560,515	523,981
Less Non-GAAP Adjustments:
Non-cash deferred compensation (1)	823	823	791
Non-cash share-based compensation (2)	18,203	18,203	15,245
Severance payments and other fees (3)	2,399	2,399	2,030
Acquisition of Prestige expenses (4)	250	250	1,741
Adjusted Net Cruise Cost Excluding Fuel	$538,730	$538,840	$504,174
Capacity Days	4,030,616	4,030,616	3,990,942
Gross Cruise Cost per Capacity Day	$226.23	$226.85	$211.74
Net Cruise Cost per Capacity Day	$161.09	$161.12	$151.76
Net Cruise Cost Excluding Fuel per Capacity Day	$139.04	$139.06	$131.29
Adjusted Net Cruise Cost Excluding Fuel per Capacity Day	$133.66	$133.69	$126.33

(1)	Non-cash deferred compensation expenses related to the crew pension plan and other crew expenses, which are included in payroll and related expense.
(2)	Non-cash share-based compensation expenses related to equity awards, which are included in marketing, general and administrative expense and payroll and related expense.
(3)	Severance payments and other expenses related to restructuring costs and other severance arrangements, which are included in marketing, general and administrative expense.
(4)	Expenses related to the Acquisition of Prestige, which are included in marketing, general and administrative expense.

Adjusted Net Income and Adjusted EPS were calculated as follows (in thousands, except share and per share data):

	Three Months Ended March 31,
	2017	2016
Net income	$61,910	$73,229
Non-GAAP Adjustments:
Non-cash deferred compensation (1)	823	791
Non-cash share-based compensation (2)	18,203	15,245
Severance payments and other fees (3)	2,399	2,030
Acquisition of Prestige expenses (4)	250	1,741
Deferred revenue (5)	—	460
Amortization of intangible assets (6)	7,568	5,268
Derivative adjustment (7)	—	(12,096)
Adjusted Net Income	$91,153	$86,668
Diluted weighted-average shares outstanding – Net income and Adjusted Net Income	228,555,952	228,112,035
Diluted earnings per share	$0.27	$0.32
Adjusted EPS	$0.40	$0.38

(1)	Non-cash deferred compensation expenses related to the crew pension plan and other crew expenses, which are included in payroll and related expense.
(2)	Non-cash share-based compensation expenses related to equity awards, which are included in marketing, general and administrative expense and payroll and related expense.
(3)	Severance payments and other expenses related to restructuring costs and other severance arrangements, which are included in marketing, general and administrative expense.
(4)	Expenses related to the Acquisition of Prestige, which are included in marketing, general and administrative expense.
(5)	Deferred revenue fair value adjustments related to the Acquisition of Prestige that were made pursuant to business combination accounting rules, which are primarily included in passenger ticket revenue.
(6)	Amortization of intangible assets related to the Acquisition of Prestige, which are included in depreciation and amortization expense.
(7)	A gain of approximately $13.6 million for the fair value adjustment of a foreign exchange collar which does not receive hedge accounting and losses of approximately $(1.5) million for the dedesignation of certain fuel swaps.

EBITDA and Adjusted EBITDA were calculated as follows (in thousands):

	Three Months Ended March 31,
	2017	2016
Net income	$61,910	$73,229
Interest expense, net	52,960	59,754
Income tax expense	2,049	1,104
Depreciation and amortization expense	119,205	101,295
EBITDA	236,124	235,382
Other (income) expense, net (1)	2,815	(2,805)
Non-GAAP Adjustments:
Non-cash deferred compensation (2)	823	791
Non-cash share-based compensation (3)	18,203	15,245
Severance payments and other fees (4)	2,399	2,030
Acquisition of Prestige expenses (5)	250	1,741
Deferred revenue (6)	—	460
Adjusted EBITDA	$260,614	$252,844

(1)	Primarily consists of gains and losses, net for derivative contracts and forward currency exchanges.
(2)	Non-cash deferred compensation expenses related to the crew pension plan and other crew expenses, which are included in payroll and related expense.
(3)	Non-cash share-based compensation expenses related to equity awards, which are included in marketing, general and administrative expense and payroll and related expense.
(4)	Severance payments and other expenses related to restructuring costs and other severance arrangements, which are included in marketing, general and administrative expense.
(5)	Expenses related to the Acquisition of Prestige, which are included in marketing, general and administrative expense.
(6)	Deferred revenue fair value adjustments related to the Acquisition of Prestige that were made pursuant to business combination accounting rules, which are primarily included in passenger ticket revenue.

Three months ended March 31, 2017 (“2017”) compared to three months ended March 31, 2016 (“2016”)

Revenue

Total revenue increased 6.8% to $1.2 billion in 2017 compared to $1.1 billion in 2016 due to an increase in passenger ticket pricing and higher onboard and other revenue. Gross Yield increased 5.7%. Net Revenue in 2017 increased 6.0% to $888.2 million from $838.2 million in 2016 due to an increase in Capacity Days of 1.0% and an increase in Net Yield of 4.9% partially offset by a slight decrease in Occupancy Percentage. The increase in Capacity Days was primarily due to Sirena joining our fleet in April 2016 and the delivery of Seven Seas Explorer in June 2016 partially offset by Dry-docks during the period. The increase in Gross Yield and Net Yield was primarily due to an increase in passenger ticket pricing and higher onboard and other revenue. Adjusted Net Revenue, in 2016, includes a deferred revenue fair value adjustment of $0.5 million related to the Acquisition of Prestige. On a Constant Currency basis, Net Yield and Adjusted Net Yield increased 5.6% and 5.5%, respectively, in 2017 compared to 2016.

Expense

Gross Cruise Cost increased 7.9% in 2017 compared to 2016 due to an increase in total cruise operating expense and marketing, general and administrative expenses. Total cruise operating expense increased 8.3% in 2017 compared to 2016 primarily due to the increase in Capacity Days as discussed above, crew payroll and related costs and an increase in repairs and maintenance including Dry-dock expenses. Total other operating expense increased 10.4% in 2017 compared to 2016 primarily due to an increase in depreciation and amortization expense primarily due to ship improvement projects and the ship additions as well as an increase in marketing, general and administrative expenses primarily due to an increase in share-based compensation expense of $3.0 million. On a Capacity Day basis, Net Cruise Cost increased 6.1% (6.2% on a Constant Currency basis) due to an increase in crew payroll and related costs, maintenance and repairs including Dry-dock and share-based compensation expense discussed above. Adjusted Net Cruise Cost Excluding Fuel per Capacity Day increased 5.8% (on an actual and a Constant Currency basis) primarily due to the increase in expenses discussed above.

Interest expense, net decreased to $53.0 million in 2017 from $59.8 million in 2016 reflecting a decrease in average debt outstanding partially offset by an increase in LIBOR rates.

Other income (expense), net was an expense of $2.8 million in 2017 compared to income of $2.8 million in 2016. In 2017, the expense was primarily related to losses on foreign currency exchange and unrealized and realized losses on derivatives. In 2016, the income was primarily related to unrealized gains on derivatives partially offset by realized losses on derivatives and losses on foreign currency exchange.

In 2017, we had an income tax expense of $2.0 million compared to $1.1 million in 2016.

Liquidity and Capital Resources

General

As of March 31, 2017, our liquidity was $969.8 million consisting of $219.8 million in cash and cash equivalents and $750.0 million under our New Revolving Loan Facility. Our primary ongoing liquidity requirements are to finance working capital, capital expenditures and debt service.

As of March 31, 2017, we had a working capital deficit of $2.0 billion. This deficit included $1.4 billion of advance ticket sales, which represents the revenue we collect in advance of sailing dates, and accordingly, are substantially more like deferred revenue balances rather than actual current cash liabilities. Our business model, along with our New Revolving Loan Facility, allows us to operate with a working capital deficit and still meet our operating, investing and financing needs.

We evaluate potential sources of additional liquidity, including the capital markets, in the ordinary course of business. We believe that prevailing market conditions, particularly in the debt capital markets, are generally favorable. We will continue to evaluate opportunities to optimize our capital structure, taking into consideration our current and expected capital requirements, our assessment of prevailing market conditions and expectations regarding future conditions, and the contractual and other restrictions to which we are subject.

Sources and Uses of Cash

In this section, references to “2017” refer to the three months ended March 31, 2017 and references to “2016” refer to the three months ended March 31, 2016.

Net cash provided by operating activities was $434.9 million in 2017 as compared to $330.1 million in 2016. The net cash provided by operating activities included timing differences in cash receipts and payments relating to operating assets and liabilities. Advance ticket sales increased to $222.9 million in 2017 compared to $148.6 million in 2016.

Net cash used in investing activities was $117.8 million in 2017 and $133.2 million in 2016, primarily related to payments for ship improvements, ships under construction and shoreside projects.

Net cash used in financing activities was $225.7 million in 2017 and $158.0 million in 2016 primarily due to net repayments of our New Revolving Loan Facility and other loan facilities. Additionally, in 2016, we had the repurchase of our ordinary shares.

Future Capital Commitments

Future capital commitments consist of contracted commitments, including ship construction contracts, and future expected capital expenditures necessary for operations. As of March 31, 2017, excluding Project Leonardo, our anticipated capital expenditures were $1.1 billion for the remainder of 2017, $1.3 billion for the year ending December 31, 2018 and $1.2 billion for the year ending December 31, 2019, of which we have export credit financing in place for the expenditures related to ship construction contracts of $0.8 billion for the remainder of 2017, $0.7 billion for 2018 and $0.6 billion for 2019.

Project Leonardo will introduce an additional four ships with expected delivery dates through 2025 and we have an option to introduce two additional ships for delivery in 2026 and 2027, subject to certain conditions. These four ships are each approximately 140,000 Gross Tons with approximately 3,300 Berths. The contract price for each of the additional four ships is approximately €800.0 million or $852.2 million based on the exchange rate as of March 31, 2017. For ships expected to be delivered after 2023, the contract price is subject to adjustment under certain circumstances. The additional anticipated capital expenditures for these ships were $70.8 million for the remainder of 2017, $5.2 million for the year ending December 31, 2018 and $6.4 million for the year ending December 31, 2019, of which we have export credit financing in place for the expenditures related to ship construction contracts of $54.5 million for 2018.

Norwegian Joy was delivered in April 2017, we refer you to our consolidated notes to our financial statements, Note 10— “Subsequent Events”. We have two other Breakaway Plus Class Ships on order for delivery in the spring of 2018 and fall of 2019, respectively. Norwegian Joy and the two other Breakaway Plus Class Ships are approximately 168,000 Gross Tons each with approximately 3,880 to 4,000 Berths each. We have an Explorer Class Ship on order for delivery in the winter of 2020. The combined contract price of these four ships was approximately €3.1 billion, or $3.3 billion based on the euro/U.S. dollar exchange rate as of March 31, 2017. We have export credit financing in place that provides financing for 80% of each ship’s contract price.

In connection with the contracts to build the ships, we do not anticipate any contractual breaches or cancellation to occur. However, if any would occur, it could result in, among other things, the forfeiture of prior deposits or payments made by us and potential claims and impairment losses which may materially impact our business, financial condition and results of operations.

Capitalized interest for the three months ended March 31, 2017 and 2016 was $8.5 million and $7.1 million, respectively, primarily associated with construction of our newbuild ships.

Off-Balance Sheet Transactions

None.

Contractual Obligations

As of March 31, 2017, our contractual obligations with initial or remaining terms in excess of one year, including interest payments on long-term debt obligations, were as follows (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt (1)	$6,285,799	$531,778	$1,135,178	$3,180,792	$1,438,051
Operating leases (2)	147,977	15,979	30,647	28,471	72,880
Ship construction contracts (3)	3,200,349	976,091	2,224,258	—	—
Port facilities (4)	266,201	45,666	63,910	53,318	103,307
Interest (5)	973,930	208,672	371,123	256,708	137,427
Other (6)	187,309	56,330	71,787	38,693	20,499
Total	$11,061,565	$1,834,516	$3,896,903	$3,557,982	$1,772,164

(1)	Includes premiums aggregating $0.5 million. Also includes capital leases. The amount excludes deferred financing fees which are included in the consolidated balance sheets as an offset to long-term debt.
(2)	Primarily for offices, motor vehicles and office equipment.
(3)	For our newbuild ships, not including Project Leonardo, based on the euro/U.S. dollar exchange rate as of March 31, 2017. Export credit financing is in place from syndicates of banks.
(4)	Primarily for our usage of certain port facilities.
(5)	Includes fixed and variable rates with LIBOR held constant as of March 31, 2017.
(6)	Future commitments for service, maintenance and other Business Enhancement Capital Expenditure contracts.

The table above does not include $11.1 million of unrecognized tax benefits.

Contractual obligations for Project Leonardo, subject to certain conditions, which are not included in the table above (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Ship construction contracts (four ships)	$3,408,640	$68,173	$—	$255,648	$3,084,819

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

Funding Sources

Certain of our debt agreements contain covenants that, among other things, require us to maintain a minimum level of liquidity, as well as limit our net funded debt-to-capital ratio, maintain certain other ratios and restrict our ability to pay dividends. Substantially all of our ships and other property and equipment are pledged as collateral for certain of our debt. We believe we were in compliance with these covenants as of March 31, 2017.

The impact of changes in world economies and especially the global credit markets can create a challenging environment and may reduce future consumer demand for cruises and adversely affect our counterparty credit risks. In the event this environment deteriorates, our business, financial condition and results of operations could be adversely impacted.

We believe our cash on hand, expected future operating cash inflows, additional available borrowings under our New Revolving Loan Facility and our ability to issue debt securities or additional equity securities, will be sufficient to fund operations, debt payment requirements, capital expenditures and maintain compliance with covenants under our debt agreements over the next twelve-month period. There is no assurance that cash flows from operations and additional financings will be available in the future to fund our future obligations.

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

Interest Rate Risk

As of March 31, 2017, we had interest rate swap agreements to hedge our exposure to interest rate movements and to manage our interest expense. As of March 31, 2017, 56% of our debt was fixed and 44% was variable, which includes the effects of the interest rate swaps. The notional amount of outstanding debt associated with the interest rate swap agreements as of March 31, 2017 was $282.0 million. Based on our March 31, 2017 outstanding variable rate debt balance, a one percentage point increase in annual LIBOR interest rates would increase our annual interest expense by approximately $27.4 million excluding the effects of capitalization of interest.

Foreign Currency Exchange Rate Risk

As of March 31, 2017, we had foreign currency derivatives to hedge the exposure to volatility in foreign currency exchange rates related to our ship construction contracts denominated in euros. These derivatives hedge the foreign currency exchange rate risk on a portion of the payments on our ship construction contracts. The payments not hedged aggregate €188.5 million, or $200.8 million based on the euro/U.S. dollar exchange rate as of March 31, 2017. We estimate that a 10% change in the euro as of March 31, 2017 would result in a $20.1 million change in the U.S. dollar value of the foreign currency denominated remaining payments.

Fuel Price Risk

Our exposure to market risk for changes in fuel prices relates to the forecasted purchases of fuel on our ships. Fuel expense, as a percentage of our total cruise operating expense, was 12.3% for the three months ended March 31, 2017 and 2016. We use fuel derivative agreements to mitigate the financial impact of fluctuations in fuel prices and as of March 31, 2017, we had hedged approximately 78%, 66%, 49% and 18% of our 2017, 2018, 2019 and 2020 projected metric tons of fuel purchases, respectively. We estimate that a 10% increase in our weighted-average fuel price would increase our anticipated 2017 fuel expense by $22.3 million. This increase would be partially offset by an increase in the fair value of our fuel swap agreements of $13.4 million. Fair value of our derivative contracts is derived using valuation models that utilize the income valuation approach. These valuation models take into account the contract terms such as maturity, as well as other inputs such as fuel types, fuel curves, creditworthiness of the counterparty and the Company, as well as other data points.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, as of March 31, 2017. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon management’s evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2017 to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that it is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

We refer you to our 2016 Annual Report on Form 10-K for a discussion of the risk factors that affect our business and financial results. We wish to caution the reader that the risk factors discussed in “Item 1A. Risk Factors” in our 2016 Annual Report on Form 10-K, elsewhere in this report or other Securities and Exchange Commission filings, could cause future results to differ materially from those stated in any forward-looking statements.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer

On April 29, 2014, NCLH’s Board of Directors authorized, and NCLH announced, a three-year share repurchase program for up to $500.0 million. The share repurchase program was scheduled to expire on April 29, 2017, but was extended through April 29, 2020. NCLH may make repurchases in the open market, in privately negotiated transactions, in accelerated repurchase programs or in structured share repurchase programs, and any repurchases may be made pursuant to Rule 10b5-1 plans. There was no share repurchase activity during the three months ended March 31, 2017, and as of March 31, 2017, $263.5 million remained available for repurchases of our outstanding ordinary shares under the share repurchase program.

Item 5. Other Information

None.

Item 6. Exhibits

2.1	Agreement and Plan of Merger, dated as of September 2, 2014, by and among Prestige Cruises International, Inc., Norwegian Cruise Line Holdings Ltd., Portland Merger Sub, Inc. and Apollo Management, L.P. (incorporated herein by reference to Exhibit 2.1 to Norwegian Cruise Line Holdings Ltd.’s Form 8-K filed on September 4, 2014 (File No. 001-35784))

2.2	Amendment No. 1 to the Agreement and Plan of Merger, dated as of October 6, 2014, by and among Prestige Cruises International, Inc., Norwegian Cruise Line Holdings Ltd., Portland Merger Sub, Inc. and Apollo Management, L.P. (incorporated herein by reference to Exhibit 2.1 to Norwegian Cruise Line Holdings Ltd.’s Form 8-K filed on October 8, 2014 (File No. 001-35784))

10.1*	Amendment No. 11, dated February 8, 2017, to Office Lease Agreement, dated December 1, 2006, as amended, by and between SPUS7 Miami ACC, LP and NCL (Bahamas) Ltd. +

10.2*	Employment Agreement by and between NCL (Bahamas) Ltd. and T. Robin Lindsay, entered into on October 18, 2015#

10.3*	Leonardo One Loan Agreement, dated April 12, 2017, by and among Leonardo One, Ltd., as borrower, the banks and financial institutions listed in Schedule 1, as lenders, Crédit Agricole Corporate and Investment Bank, BNP Paribas Fortis S.A./N.V., HSBC Bank plc, KfW IPEX-Bank GmbH and Cassa Depositi e Prestiti S.p.A., as joint mandated lead arrangers and Crédit Agricole Corporate and Investment Bank as agent and SACE agent+

10.4*	Guarantee relating to the Leonardo One Loan Agreement, dated April 12, 2017, by and among NCL Corporation Ltd., as guarantor and Crédit Agricole Corporate and Investment Bank as security trustee+

10.5*	Leonardo Two Loan Agreement, dated April 12, 2017, by and among Leonardo Two, Ltd., as borrower, the banks and financial institutions listed in Schedule 1, as lenders, Crédit Agricole Corporate and Investment Bank, BNP Paribas Fortis S.A./N.V., HSBC Bank plc, KfW IPEX-Bank GmbH and Cassa Depositi e Prestiti S.p.A., as joint mandated lead arrangers and Crédit Agricole Corporate and Investment Bank as agent and SACE agent+

10.6*	Guarantee relating to the Leonardo Two Loan Agreement, dated April 12, 2017, by and among NCL Corporation Ltd., as guarantor and Crédit Agricole Corporate and Investment Bank as security trustee+

10.7*	Leonardo Three Loan Agreement, dated April 12, 2017, by and among Leonardo Three, Ltd., as borrower, the banks and financial institutions listed in Schedule 1, as lenders, BNP Paribas Fortis S.A./N.V., HSBC Bank plc, KfW IPEX-Bank GmbH and Cassa Depositi e Prestiti S.p.A., as joint mandated lead arrangers and BNP Paribas S.A. as agent and SACE agent+

10.8*	Guarantee relating to the Leonardo Three Loan Agreement, dated April 12, 2017, by and among NCL Corporation Ltd., as guarantor and BNP Paribas S.A. as security trustee+

10.9*	Leonardo Four Loan Agreement, dated April 12, 2017, by and among Leonardo Four, Ltd., as borrower, the banks and financial institutions listed in Schedule 1, as lenders, BNP Paribas Fortis S.A./N.V., HSBC Bank plc, KfW IPEX-Bank GmbH and Cassa Depositi e Prestiti S.p.A., as joint mandated lead arrangers and BNP Paribas S.A. as agent and SACE agent+

10.10*	Guarantee relating to the Leonardo Four Loan Agreement, dated April 12, 2017, by and among NCL Corporation Ltd., as guarantor and BNP Paribas S.A. as security trustee+

31.1*	Certification of the President and Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2*	Certification of the Executive Vice President and Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1**	Certifications of the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code

101*	The following unaudited financial statements are from Norwegian Cruise Line Holdings Ltd.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, formatted in Extensible Business Reporting Language (XBRL), as follows:

(i)	the Consolidated Statements of Operations for the three months ended March 31, 2017 and 2016;

(ii)	the Consolidated Statements of Comprehensive Income for the three months ended March 31, 2017 and 2016;

(iii)	the Consolidated Balance Sheets as of March 31, 2017 and December 31, 2016;

(iv)	the Consolidated Statements of Cash Flows for the three months ended March 31, 2017 and 2016;

(v)	the Consolidated Statements of Changes in Shareholders’ Equity for the three months ended March 31, 2017 and 2016; and

(vi)	the Notes to the Consolidated Financial Statements, tagged in summary and detail.

*	Filed herewith.
**	Furnished herewith.
+	Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.
#	Management contract or compensatory plan.

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

Dated: May 10, 2017