Form 10-Q
period 2017-09-30
Norwegian Cruise Line Holdings Ltd.
filed 2017-11-09
CIK 1513761

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

There were 228,463,930 ordinary shares outstanding as of October 31, 2017.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Norwegian Cruise Line Holdings Ltd.

Consolidated Statements of Operations

(Unaudited)

(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenue
Passenger ticket	$1,192,023	$1,071,815	$2,916,731	$2,630,405
Onboard and other	459,715	412,921	1,229,891	1,118,798
Total revenue	1,651,738	1,484,736	4,146,622	3,749,203
Cruise operating expense
Commissions, transportation and other	266,173	249,519	683,628	618,492
Onboard and other	98,476	90,661	250,254	230,416
Payroll and related	206,142	193,122	593,502	554,741
Fuel	91,231	86,250	266,780	248,529
Food	53,883	50,902	147,401	151,674
Other	122,260	114,280	368,640	351,263
Total cruise operating expense	838,165	784,734	2,310,205	2,155,115
Other operating expense
Marketing, general and administrative	202,221	174,813	587,914	504,694
Depreciation and amortization	134,532	111,575	376,878	317,480
Total other operating expense	336,753	286,388	964,792	822,174
Operating income	476,820	413,614	871,625	771,914
Non-operating income (expense)
Interest expense, net	(66,339)	(60,662)	(183,495)	(188,836)
Other income (expense), net	(3,262)	(5,333)	(11,686)	(13,281)
Total non-operating income (expense)	(69,601)	(65,995)	(195,181)	(202,117)
Net income before income taxes	407,219	347,619	676,444	569,797
Income tax expense	(6,527)	(5,241)	(15,369)	(8,944)
Net income	$400,692	$342,378	$661,075	$560,853
Weighted-average shares outstanding
Basic	228,267,307	227,096,142	227,891,916	227,102,560
Diluted	229,816,956	227,598,607	229,157,257	227,859,617
Earnings per share
Basic	$1.76	$1.51	$2.90	$2.47
Diluted	$1.74	$1.50	$2.88	$2.46

The accompanying notes are an integral part of these consolidated financial statements.

Norwegian Cruise Line Holdings Ltd.

Consolidated Statements of Comprehensive Income

(Unaudited)

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income	$400,692	$342,378	$661,075	$560,853
Other comprehensive income:
Shipboard Retirement Plan	104	107	313	323
Cash flow hedges:
Net unrealized gain	97,276	37,051	221,512	112,508
Amount realized and reclassified into earnings	11,644	18,327	31,593	76,658
Total other comprehensive income	109,024	55,485	253,418	189,489
Total comprehensive income	$509,716	$397,863	$914,493	$750,342

The accompanying notes are an integral part of these consolidated financial statements.

Norwegian Cruise Line Holdings Ltd.

Consolidated Balance Sheets

(Unaudited)

(in thousands, except share data)

	September 30, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$522,904	$128,347
Accounts receivable, net	56,764	63,215
Inventories	78,915	66,255
Prepaid expenses and other assets	206,251	153,276
Total current assets	864,834	411,093
Property and equipment, net	10,916,824	10,117,689
Goodwill	1,388,931	1,388,931
Tradenames	817,525	817,525
Other long-term assets	277,003	238,673
Total assets	$14,265,117	$12,973,911
Liabilities and shareholders’ equity
Current liabilities:
Current portion of long-term debt	$605,827	$560,193
Accounts payable	45,059	38,002
Accrued expenses and other liabilities	550,774	541,753
Advance ticket sales	1,327,002	1,172,870
Total current liabilities	2,528,662	2,312,818
Long-term debt	6,002,877	5,838,494
Other long-term liabilities	195,974	284,873
Total liabilities	8,727,513	8,436,185
Commitments and contingencies (Note 8)
Shareholders’ equity:
Ordinary shares, $.001 par value; 490,000,000 shares authorized; 233,770,580 shares issued and 228,458,619 shares outstanding at September 30, 2017 and 232,555,937 shares issued and 227,243,976 shares outstanding at December 31, 2016	233	232
Additional paid-in capital	3,973,350	3,890,119
Accumulated other comprehensive income (loss)	(61,055)	(314,473)
Retained earnings	1,864,331	1,201,103
Treasury shares (5,311,961 ordinary shares at September 30, 2017 and December 31, 2016, at cost)	(239,255)	(239,255)
Total shareholders’ equity	5,537,604	4,537,726
Total liabilities and shareholders’ equity	$14,265,117	$12,973,911

The accompanying notes are an integral part of these consolidated financial statements.

Norwegian Cruise Line Holdings Ltd.

Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities
Net income	$661,075	$560,853
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	385,957	327,366
(Gain) loss on derivatives	(71)	1,007
Deferred income taxes, net	16,035	707
Write-off of deferred financing fees	—	11,537
Provision for bad debts and inventory	1,592	1,767
Share-based compensation expense	63,664	48,289
Changes in operating assets and liabilities:
Accounts receivable, net	571	(11,286)
Inventories	(13,923)	(9,133)
Prepaid expenses and other assets	(14,774)	(16,197)
Accounts payable	3,956	2,551
Accrued expenses and other liabilities	68,425	(9,149)
Advance ticket sales	187,131	180,447
Net cash provided by operating activities	1,359,638	1,088,759
Cash flows from investing activities
Additions to property and equipment, net	(1,129,514)	(915,936)
Settlement of derivatives	(35,255)	(34,300)
Net cash used in investing activities	(1,164,769)	(950,236)
Cash flows from financing activities
Repayments of long-term debt	(1,006,620)	(2,687,621)
Repayments to Affiliate	—	(18,522)
Proceeds from long-term debt	1,217,060	2,687,355
Proceeds from employee related plans	28,063	7,215
Net share settlement of restricted share units	(6,342)	—
Purchases of treasury shares	—	(49,999)
Deferred financing fees and other	(32,473)	(37,457)
Net cash provided by (used in) financing activities	199,688	(99,029)
Net increase in cash and cash equivalents	394,557	39,494
Cash and cash equivalents at beginning of period	128,347	115,937
Cash and cash equivalents at end of period	$522,904	$155,431

The accompanying notes are an integral part of these consolidated financial statements.

Norwegian Cruise Line Holdings Ltd.

Consolidated Statements of Changes in Shareholders’ Equity

(Unaudited)

(in thousands)

	Ordinary Shares	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Shares	Total Shareholders’ Equity
Balance, December 31, 2015	$232	$3,814,536	$(412,650)	$568,018	$(189,256)	$3,780,880
Share-based compensation	—	48,289	—	—	—	48,289
Issuance of shares under employee related plans	—	7,215	—	—	—	7,215
Treasury shares	—	—	—	—	(49,999)	(49,999)
Other comprehensive income, net	—	—	189,489	—	—	189,489
Net income	—	—	—	560,853	—	560,853
Balance, September 30, 2016	$232	$3,870,040	$(223,161)	$1,128,871	$(239,255)	$4,536,727
Balance, December 31, 2016	$232	$3,890,119	$(314,473)	$1,201,103	$(239,255)	$4,537,726
Share-based compensation	—	63,664	—	—	—	63,664
Issuance of shares under employee related plans	1	28,062	—	—	—	28,063
Change in accounting policy (share-based forfeitures)	—	(2,153)	—	2,153	—	—
Net share settlement of restricted share units	—	(6,342)	—	—	—	(6,342)
Other comprehensive income, net	—	—	253,418	—	—	253,418
Net income	—	—	—	661,075	—	661,075
Balance, September 30, 2017	$233	$3,973,350	$(61,055)	$1,864,331	$(239,255)	$5,537,604

The accompanying notes are an integral part of these consolidated financial statements.

Norwegian Cruise Line Holdings Ltd.

Notes to Consolidated Financial Statements

(Unaudited)

Unless otherwise indicated or the context otherwise requires, references in this report to (i) the “Company,” “we,” “our” and “us” refer to NCLH (as defined below) and its subsidiaries (including Prestige (as defined below), except for periods prior to the consummation of the Acquisition of Prestige (as defined below)), (ii) “NCLC” refers to NCL Corporation Ltd., (iii) “NCLH” refers to Norwegian Cruise Line Holdings Ltd., (iv) “Norwegian Cruise Line” or “Norwegian” refers to the Norwegian Cruise Line brand and its predecessors, (v) “Prestige” refers to Prestige Cruises International, Inc., together with its consolidated subsidiaries, and (vi) “PCH” refers to Prestige Cruise Holdings, Inc., Prestige’s direct wholly-owned subsidiary, which in turn is the parent of Oceania Cruises, Inc. (“Oceania Cruises”) and Seven Seas Cruises S. DE R.L. (“Regent”) (Oceania Cruises also refers to the brand by the same name and Regent also refers to the brand Regent Seven Seas Cruises). References to the “U.S.” are to the United States of America, “dollars” or “$” are to U.S. dollars, the “U.K.” are to the United Kingdom and “euros” or “€” are to the official currency of the Eurozone.

1.	Description of Business and Organization

We are a leading global cruise company which operates the Norwegian Cruise Line, Oceania Cruises and Regent Seven Seas Cruises brands. As of September 30, 2017, we had 25 ships with approximately 50,400 Berths. We plan to introduce seven additional ships through 2025 and we have an option to introduce two additional ships for delivery in 2026 and 2027, subject to certain conditions. Norwegian Bliss and an additional Breakaway Plus Class Ship are on order for delivery in the spring of 2018 and fall of 2019, respectively. We have an Explorer Class Ship on order for delivery in the winter of 2020. Project Leonardo will introduce an additional four ships with expected delivery dates through 2025. These additions to our fleet (exclusive of the option for two additional ships) will increase our total Berths to approximately 72,300.

2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements are unaudited and, in our opinion, contain all normal recurring adjustments necessary for a fair statement of the results for the periods presented.

Our operations are seasonal and results for interim periods are not necessarily indicative of the results for the entire fiscal year. Historically, demand for cruises has been strongest during the Northern Hemisphere’s summer months. The interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2016, which are included in our most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission.

Reclassification

Certain amounts in prior periods have been reclassified to conform to the current period presentation.

Earnings Per Share

A reconciliation between basic and diluted earnings per share was as follows (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income	$400,692	$342,378	$661,075	$560,853
Basic weighted-average shares outstanding	228,267,307	227,096,142	227,891,916	227,102,560
Dilutive effect of share awards	1,549,649	502,465	1,265,341	757,057
Diluted weighted-average shares outstanding	229,816,956	227,598,607	229,157,257	227,859,617
Basic earnings per share	$1.76	$1.51	$2.90	$2.47
Diluted earnings per share	$1.74	$1.50	$2.88	$2.46

For the three months ended September 30, 2017 and 2016, a total of 4.8 million and 8.4 million shares, respectively; and for the nine months ended September 30, 2017 and 2016, a total of 5.9 million and 7.4 million shares, respectively, have been excluded from diluted weighted-average shares outstanding because the effect of including them would have been anti-dilutive.

Revenue and Expense Recognition

Revenue and expenses include port fees and taxes. The amounts included on a gross basis are $94.8 million and $80.3 million for the three months ended September 30, 2017 and 2016, respectively, and $246.9 million and $214.3 million for the nine months ended September 30, 2017 and 2016, respectively.

Foreign Currency

The majority of our transactions are settled in U.S. dollars and the functional currency of our foreign subsidiaries is the U.S. dollar. Gains or losses resulting from transactions denominated in other currencies are recognized in income at each balance sheet date. We recognized losses of $4.0 million and $1.4 million for the three months ended September 30, 2017 and 2016, respectively, and losses of $14.8 million and $1.8 million for the nine months ended September 30, 2017 and 2016, respectively.

Depreciation and Amortization Expense

The amortization of deferred financing fees is included in depreciation and amortization expense in the consolidated statements of cash flows; however, for purposes of the consolidated statements of operations they are included in interest expense, net.

Recently Issued Accounting Pronouncements

In August 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2017-12. The objectives of this ASU are to improve the financial reporting of hedging relationships to better portray the economic results of an entity’s risk management activities in its financial statements and to make certain targeted improvements to simplify the application of the hedge accounting guidance in current GAAP. This ASU is effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. We are currently evaluating the effect that the adoption of this ASU will have on our financial statements.

In January 2017, the FASB issued ASU No. 2017-04 which simplifies the test for goodwill impairment by eliminating Step 2 from the goodwill impairment test. Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. The guidance is effective for annual or any interim goodwill impairment tests in years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. We do not expect to early adopt this guidance. We are currently evaluating the impact of the adoption of this guidance to our consolidated financial statements.

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

In May 2014, the FASB issued ASU No. 2014-09 which requires entities to recognize revenue through the application of a five-step model, including identification of the contract, identification of the performance obligations, determination of the transaction price, allocation of the transaction price to the performance obligation and recognition of revenue as the entity satisfies the performance obligations. Entities have the option of using either a full retrospective or a modified approach to adopt the guidance. In August 2015, the FASB issued ASU No. 2015-14 deferring the effective date for one year. We expect to adopt a modified retrospective application for annual periods beginning after December 15, 2017. In April 2016, the FASB issued ASU No. 2016-10 which does not change the core principle of the guidance in ASU No. 2014-09 but clarifies two aspects: identifying performance obligations and the licensing implementation guidance, while retaining the related principles for those areas. In May 2016, the FASB issued ASU No. 2016-11 which is a rescission of Securities and Exchange Commission guidance related to the issuance of ASU No. 2014-09. In May 2016, the FASB issued ASU No. 2016-12 which addresses improvements to the guidance on revenue from contracts from customers regarding collectability, noncash consideration, and completed contracts at transition. Additionally, it provides a practical expedient for contract modifications at transition and an accounting policy election related to the presentation of sales taxes and other similar taxes collected from customers. The effective date of ASU No. 2016-10, ASU No. 2016-11 and ASU No. 2016-12 is upon adoption of ASU No. 2014-09. We have initiated an assessment of our systems, data and processes related to the implementation of these ASUs. This assessment is expected to be completed during 2017. Additionally, we are currently evaluating our performance obligations and believe that our application of the guidance could result in changes in classification and will result in additional disclosures. We also are evaluating other criteria such as the timing of contract terms, gross and net presentation and other items that the guidance addresses.

3.	Intangible Assets

The carrying amounts of intangible assets subject to amortization are included within other long-term assets. As of September 30, 2017, the carrying amount of the indefinite-lived license is included in prepaid expenses and other assets as it is held for sale. The gross carrying amounts of intangible assets, the related accumulated amortization, the net carrying amounts and the weighted-average amortization periods of the Company’s intangible assets are listed in the following tables (in thousands, except amortization period):

	September 30, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted- Average Amortization Period (Years)
Customer relationships	$120,000	$(59,298)	$60,702	6.0
Licenses	3,368	(1,382)	1,986	5.6
Non-compete agreements	660	(660)	—	1.0
Total intangible assets subject to amortization	$124,028	$(61,340)	$62,688
License (Indefinite-lived)	$4,427

	December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted- Average Amortization Period (Years)
Customer relationships	$120,000	$(36,593)	$83,407	6.0
Licenses	3,368	(807)	2,561	5.6
Non-compete agreements	660	(495)	165	1.0
Total intangible assets subject to amortization	$124,028	$(37,895)	$86,133
License (Indefinite-lived)	$4,427

The aggregate amortization expense is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Amortization expense	$7,780	$5,601	$23,445	$16,552

The following table sets forth the Company’s estimated aggregate amortization expense for each of the five years below (in thousands):

Year ended December 31,	Amortization Expense
2018	$26,163
2019	18,489
2020	9,906
2021	75
2022	75

4.	Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) for the nine months ended September 30, 2017 was as follows (in thousands):

	Accumulated Other Comprehensive Income (Loss)	Change Related to Cash Flow Hedges		Change Related to Shipboard Retirement Plan
Accumulated other comprehensive income (loss) at beginning of period	$(314,473)	$(307,618)		$(6,855)
Current period other comprehensive income before reclassifications	221,512	221,512		—
Amounts reclassified into earnings	31,906	31,593	(1)	313 (2)
Accumulated other comprehensive income (loss) at end of period	$(61,055)	$(54,513	)(3)	$(6,542)

(1)	We refer you to Note 6— “Fair Value Measurements and Derivatives” for the affected line items in the consolidated statements of operations.
(2)	Amortization of prior-service cost and actuarial loss reclassified to payroll and related expense.
(3)	Includes $23.6 million of loss expected to be reclassified into earnings in the next 12 months.

Accumulated other comprehensive income (loss) for the nine months ended September 30, 2016 was as follows (in thousands):

	Accumulated Other Comprehensive Income (Loss)	Change Related to Cash Flow Hedges	Change Related to Shipboard Retirement Plan
Accumulated other comprehensive income (loss) at beginning of period	$(412,650)	$(405,298)	$(7,352)
Current period other comprehensive income before reclassifications	112,508	112,508	—
Amounts reclassified into earnings	76,981	76,658 (1)	323 (2)
Accumulated other comprehensive income (loss) at end of period	$(223,161)	$(216,132)	$(7,029)

(1)	We refer you to Note 6— “Fair Value Measurements and Derivatives” for the affected line items in the consolidated statements of operations.
(2)	Amortization of prior-service cost and actuarial loss reclassified to payroll and related expense.

5.	Property and Equipment, net

Property and equipment, net increased $799.1 million for the nine months ended September 30, 2017 primarily due to the delivery of Norwegian Joy, ships under construction and ship improvement projects. As of September 30, 2017, in connection with the pending sale of our Hawaii land-based operations, we had $21.5 million of assets included in prepaid expenses and other, which are primarily related to property and equipment, and $7.7 million of liabilities included in accrued expenses and other liabilities. These assets and liabilities are classified as held for sale. Accordingly, for the three months ended September 30, 2017, these assets were measured at fair value less costs to sell which resulted in an impairment on assets of $2.9 million which was included in property and equipment and depreciation and amortization. The fair value was based on the purchase price which represents the observable market value of these operations which are level 2 within the fair value hierarchy. The sale was consummated on October 31, 2017. Upon the closing of the transaction, we accepted a promissory note from the buyer for approximately $9.7 million.

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

We monitor concentrations of credit risk associated with financial and other institutions with which we conduct significant business. Credit risk, including but not limited to counterparty non-performance under derivatives and our New Revolving Loan Facility (as defined in Note 12— “Subsequent Events”, is not considered significant, as we primarily conduct business with large, well-established financial institutions that we have established relationships with and that have credit risks acceptable to us or the credit risk is spread out among a large number of creditors. We do not anticipate non-performance by any of our significant counterparties.

The following table sets forth our derivatives measured at fair value and discloses the balance sheet location (in thousands):

		Asset		Liability
	Balance Sheet location	September 30, 2017	December 31, 2016	September 30, 2017	December 31, 2016
Fuel swaps designated as hedging instruments
	Prepaid expenses and other assets	$5,796	$20,288	$—	$—
	Other long-term assets	4,636	—	1,903	—
	Accrued expenses and other liabilities	4,237	—	26,069	44,271
	Other long-term liabilities	7,724	13,237	17,578	38,608
Foreign currency forward contracts designated as hedging instruments
	Prepaid expenses and other assets	41,983	—	1,354	—
	Other long-term assets	65,780	14	—	—
	Accrued expenses and other liabilities	—	—	—	61,788
	Other long-term liabilities	—	—	—	88,920
Interest rate swaps designated as hedging instruments
	Accrued expenses and other liabilities	—	—	1,876	3,331
	Other long-term liabilities	—	—	—	1,151

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

The following table discloses the gross and net amounts recognized within assets and liabilities (in thousands):

September 30, 2017	Gross Amounts	Gross Amounts Offset	Total Net Amounts	Gross Amounts Not Offset	Net Amounts
Assets	$118,195	$(3,257)	$114,938	$(100,582)	$14,356
Liabilities	45,523	(11,961)	33,562	(1,876)	31,686

December 31, 2016	Gross Amounts	Gross Amounts Offset	Total Net Amounts	Gross Amounts Not Offset	Net Amounts
Assets	$20,302	$—	$20,302	$(14)	$20,288
Liabilities	238,069	(13,237)	224,832	(155,190)	69,642

Fuel Swaps

As of September 30, 2017, we had fuel swaps maturing through December 31, 2020 which are used to mitigate the financial impact of volatility in fuel prices pertaining to approximately 1.4 million metric tons of our projected fuel purchases.

The effects on the consolidated financial statements of the fuel swaps which were designated as cash flow hedges were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Gain (loss) recognized in other comprehensive income – effective portion	$30,452	$(157)	$(635)	$76,145
Gain (loss) recognized in other income (expense), net – ineffective portion	496	(2,602)	(305)	(11,353)
Amount reclassified from accumulated other comprehensive income (loss) into fuel expense	9,795	16,427	26,382	68,004

We had fuel swaps that matured which were not designated as cash flow hedges. These fuel swaps were previously designated as cash flow hedges and were dedesignated due to a change in our expected future fuel purchases mix.

The effects on the consolidated financial statements of the fuel swaps which were dedesignated and recognized into earnings were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Loss recognized in other income (expense), net	$—	$(179)	$—	$(271)
Amount reclassified from accumulated other comprehensive income (loss) into other income (expense), net	—	—	—	2,994

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

Foreign Currency Forward Contracts

As of September 30, 2017, we had foreign currency forward contracts which are used to mitigate the financial impact of volatility in foreign currency exchange rates related to our ship construction contracts denominated in euros. The notional amount of our foreign currency forward contracts was €1.8 billion, or $2.1 billion based on the euro/U.S. dollar exchange rate as of September 30, 2017.

The effects on the consolidated financial statements of the foreign currency forward contracts which were designated as cash flow hedges were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Gain recognized in other comprehensive income – effective portion	$66,849	$36,390	$221,913	$39,001
Loss recognized in other income (expense), net – ineffective portion	—	(190)	(66)	(181)
Amount reclassified from accumulated other comprehensive income (loss) into depreciation and amortization expense	918	665	2,192	1,966

The effects on the consolidated financial statements of foreign currency forward contracts which were not designated as cash flow hedges were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Loss recognized in other income (expense), net	$—	$—	$—	$(6,133)

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

The effect on the consolidated financial statements of the foreign currency collar which was not designated as a cash flow hedge was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Gain recognized in other income (expense), net	$—	$—	$—	$10,312

Interest Rate Swaps

As of September 30, 2017, we had interest rate swap agreements to hedge our exposure to interest rate movements and to manage our interest expense. The notional amount of outstanding debt associated with the interest rate swap agreements was $237.2 million as of September 30, 2017.

The effects on the consolidated financial statements of the interest rate swaps which were designated as cash flow hedges were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Gain (loss) recognized in other comprehensive income – effective portion	$(25)	$818	$234	$(2,638)
Gain recognized in other income (expense), net – ineffective portion	—	—	—	3
Amount reclassified from accumulated other comprehensive income (loss) into interest expense, net	691	996	2,301	2,977

Long-Term Debt

As of September 30, 2017 and December 31, 2016, the fair value of our long-term debt, including the current portion, was $6,796.4 million and $6,525.7 million, respectively, which was $62.0 million and $11.6 million higher, respectively, than the carrying values. The difference between the fair value and carrying value of our long-term debt is due to our fixed and variable rate debt obligations carrying interest rates that are above or below market rates at the measurement dates. The fair value of our long-term debt was calculated based on estimated rates for the same or similar instruments with similar terms and remaining maturities resulting in Level 2 inputs in the fair value hierarchy. Market risk associated with our long-term variable rate debt is the potential increase in interest expense from an increase in interest rates. The calculation of the fair value of our long-term debt is considered a Level 2 input. We refer you to Note 12— “Subsequent Events” for further information about our long-term debt.

Other

The carrying amounts reported in the consolidated balance sheets of all other financial assets and liabilities approximate fair value.

7.	Employee Benefits and Compensation Plans

Share-Based Compensation

As a result of NCLH’s adoption of ASU No. 2016-09, beginning in the first quarter of 2017, NCLH began accounting for forfeitures as they occur, rather than estimating expected forfeitures. Pursuant to the modified-retrospective application, the net cumulative effect of this change was recognized as a $2.2 million increase to retained earnings as of January 1, 2017 (we refer you to our consolidated statements of changes in shareholders’ equity).

Share Option Awards

The following is a summary of option activity under NCLH’s Amended and Restated 2013 Performance Incentive Plan for the nine months ended September 30, 2017 (excludes the impact of 208,335 previously awarded performance-based options as no grant date has been established):

	Number of Share Option Awards			Weighted-Average Exercise Price			Weighted- Average Contractual Term	Aggregate Intrinsic Value
	Time- Based Awards	Performance- Based Awards	Market- Based Awards	Time- Based Awards	Performance- Based Awards	Market- Based Awards	(years)	(in thousands)
Outstanding as of January 1, 2017	7,775,058	432,978	208,333	$48.04	$23.86	$59.43	7.81	$35,429
Granted	—	156,249	—	—	59.43	—	—	—
Exercised	(704,339)	(83,288)	—	33.92	19.00	—	—	—
Forfeited and cancelled	(385,070)	(93,749)	—	54.42	59.43	—	—	—
Outstanding as of September 30, 2017	6,685,649	412,190	208,333	$49.16	$30.24	$59.43	7.22	$54,689

Restricted Ordinary Share Awards

The following is a summary of restricted NCLH ordinary share activity for the nine months ended September 30, 2017:

	Number of Time-Based Awards	Weighted- Average Grant Date Fair Value
Non-vested as of January 1, 2017	16,872	$7.63
Granted	—	—
Vested	(15,702)	4.94
Forfeited or expired	—	—
Non-vested and expected to vest as of September 30, 2017	1,170	$43.70

Restricted Share Unit Awards

On March 1, 2017, NCLH granted 1.7 million time-based restricted share unit awards to our employees which vest equally over three years. Additionally, on March 1, 2017, NCLH awarded 121,000 performance-based restricted share units to certain members of our management team which vest upon the achievement of certain pre-established performance targets.

The following is a summary of restricted share unit activity for the nine months ended September 30, 2017 (excludes the impact of 329,146 previously awarded performance-based restricted share units as no grant date was established):

	Number of Time-Based Awards	Weighted- Average Grant Date Fair Value	Number of Performance- Based Awards	Weighted- Average Grant Date Fair Value	Number of Market- Based Awards	Weighted- Average Grant Date Fair Value
Non-vested as of January 1, 2017	1,305,335	$50.38	—	$—	50,000	$59.43
Granted	1,803,327	51.13	37,500	49.76	—	—
Vested	(447,503)	50.55	(15,000)	49.76	—	—
Forfeited or expired	(70,179)	50.71	(22,500)	49.76	—	—
Non-vested and expected to vest as of September 30, 2017	2,590,980	50.86	—	—	50,000	59.43

The share-based compensation expense for the three months ended September 30, 2017 was $21.5 million of which $18.6 million was recorded in marketing, general and administrative expense and $2.9 million was recorded in payroll and related expense. The share-based compensation expense for the nine months ended September 30, 2017 was $63.7 million of which $57.1 million was recorded in marketing, general and administrative expense and $6.6 million was recorded in payroll and related expense.

8.	Commitments and Contingencies

Ship Construction Contracts

Project Leonardo will introduce an additional four ships with expected delivery dates through 2025 and we have an option to introduce two additional ships for delivery in 2026 and 2027, subject to certain conditions. These four ships are each approximately 140,000 Gross Tons with approximately 3,300 Berths. We have an Explorer Class Ship on order for delivery in the winter of 2020. This ship is approximately 55,000 Gross Tons and 750 Berths. We have two Breakaway Plus Class Ships on order for delivery in the spring of 2018 and fall of 2019, respectively. These ships are approximately 168,000 Gross Tons each with approximately 4,000 Berths each. The combined contract price of these seven ships was approximately €5.5 billion, or $6.5 billion based on the euro/U.S. dollar exchange rate as of September 30, 2017. We have export credit financing in place that provides financing for 80% of each ship’s contract price. For ships expected to be delivered after 2023, the contract price is subject to adjustment under certain circumstances.

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

For the three months ended September 30, 2017, other income (expense), net was a $3.3 million expense, primarily due to foreign currency exchange losses. For the three months ended September 30, 2016, the $5.3 million expense was due to foreign currency exchange and fuel swap derivative losses. For the nine months ended September 30, 2017, the $11.7 million expense included foreign currency exchange losses partially offset by a gain from an insurance claim. For the nine months ended September 30, 2016, the $13.3 million expense included losses on fuel swap derivatives partially offset by gains on foreign exchange forward derivatives.

10.	Income Tax Expense

Income tax expense for 2017 reflects a tax benefit of $11.6 million associated with the reversal of prior years’ tax contingency reserves due to the expiration of the statute of limitations.

11.	Supplemental Cash Flow Information

For the nine months ended September 30, 2017 and 2016, we had non-cash investing activities in connection with property and equipment of $15.2 million and $22.3 million, respectively. For the nine months ended September 30, 2017, we had non-cash investing activities in connection with capital leases of $13.3 million.

12.	Subsequent Events

NCLC, a subsidiary of NCLH, entered into a Third Amended and Restated Credit Agreement, dated as of October 10, 2017, with a subsidiary of NCLC, as co-borrower, JPMorgan Chase Bank, N.A. (“JPM”), as administrative agent and as collateral agent, and a syndicate of other banks party thereto as joint bookrunners, arrangers, codocumentation agents and lenders (the “Amended Senior Secured Credit Facility”), which amends and restates that certain Second Amended and Restated Credit Agreement, dated as of June 6, 2016, by and among NCLC, JPM, as administrative agent and as collateral agent, and a syndicate of other banks party thereto as joint bookrunners, arrangers, co-documentation agents and lenders (the “Existing Senior Secured Credit Facility”). The Amended Senior Secured Credit Facility amends the Existing Senior Secured Credit Facility to, among other things, (a) reprice and increase the existing $750 million revolving credit facility with a new $875 million revolving credit facility (the “New Revolving Loan Facility”), (b) reprice the approximately $1,412 million principal amount outstanding under the existing senior secured term A facility (the “New Term A Loan Facility”), and (c) add a new $375 million term B loan facility due 2021 (the “New Term B Loan Facility”). The applicable margin under the New Term A Loan Facility and New Revolving Loan Facility is determined by reference to a total leverage ratio, with an applicable margin of between 2.00% and 1.25% with respect to Eurocurrency loans and between 1.00% and 0.25% with respect to base rate loans. The margin for borrowings under the New Term A Loan Facility and New Revolving Loan Facility is 1.75% with respect to Eurocurrency borrowings and 0.75% with respect to base rate borrowings. The applicable margin under the New Term B Loan Facility is 1.75% with respect to Eurocurrency loans and 0.75% with respect to base rate loans. NCLC used proceeds from the New Term B Loan Facility and cash on hand for the Redemption (as defined below).

On October 10, 2017, NCLC completed the redemption of all its outstanding 4.625% Senior Notes due 2020 (“Notes”), at a price including accrued and unpaid interest, of $1,044.41 per $1,000 of outstanding principal amount of Notes so redeemed (the “Redemption”). No Notes remained outstanding after the redemption.

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

• EPS. Earnings per share.

• Existing Revolving Loan Facility. $750.0 million senior secured revolving credit facility that was amended and restated by the New Revolving Loan Facility on October 10, 2017.

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

• Net Yield. Net Revenue per Capacity Day.

 • New Revolving Loan Facility. $875.0 million senior secured revolving credit facility which amends the Existing Revolving Loan Facility, maturing on June 6, 2021.

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

• Secondary Equity Offering(s). Secondary public offering(s) of NCLH’s ordinary shares in August 2017, December 2015, August 2015, May 2015, March 2015, March 2014, December 2013 and August 2013.

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

We believe that Adjusted EBITDA is appropriate as a supplemental financial measure as it is used by management to assess operating performance. We also believe that Adjusted EBITDA is a useful measure in determining our performance as it reflects certain operating drivers of our business, such as sales growth, operating costs, marketing, general and administrative expense and other operating income and expense. Adjusted EBITDA is not a defined term under GAAP nor is it intended to be a measure of liquidity or cash flows from operations or a measure comparable to net income as it does not take into account certain requirements such as capital expenditures and related depreciation, principal and interest payments and tax payments and it includes other supplemental adjustments.

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

We evaluate goodwill for impairment annually or more frequently when an event occurs or circumstances change that indicates the carrying value of a reporting unit may not be recoverable. For our evaluation of goodwill and tradenames we use the Step 0 Test which allows us to first assess qualitative factors to determine whether it is more likely than not (i.e., more than 50%) that the fair value of a reporting unit is less than its carrying value. In order to make this evaluation, we consider the following circumstances:

•	General macroeconomic conditions such as a deterioration in general economic conditions; limitations on accessing capital; fluctuations in foreign exchange rates; or other developments in equity and credit markets;
•	Industry and market conditions such as a deterioration in the environment in which an entity operates; an increased competitive environment; a decline in market-dependent multiples or metrics (in both absolute terms and relative to peers); a change in the market for an entity’s products or services; or a regulatory or political development;
•	Changes in cost factors that have a negative effect on earnings and cash flows;
•	Overall financial performance (for both actual and expected performance);
•	Entity and reporting unit-specific events such as changes in management, key personnel, strategy, or customers; litigation; or a change in the composition or carrying amount of net assets; and
•	Share price (in both absolute terms and relative to peers).

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

In the third quarter of 2016, based on the performance of the Oceania Cruises reporting unit, we performed an interim goodwill impairment evaluation consisting of a Step I Test. Based on that evaluation, we determined that there was no impairment of goodwill because its fair value exceeded its carrying value. For our annual impairment evaluation, we performed a Step 0 Test for the Norwegian reporting unit and Step I Tests for the Regent Seven Seas and the Oceania Cruises reporting units. As a result of the Step 0 Test for the Norwegian reporting unit, we determined there were no factors indicating it was more likely than not (i.e., more than 50%) that the fair value of the reporting unit was less than its carrying value. Based on the results of the Step 1 Tests, we determined there was no impairment of goodwill because the fair value of the Oceania Cruises and Regent Seven Seas reporting units exceeded their carrying values by 24% and 81%, respectively. However, if the fair value of any reporting unit declines in future periods, its goodwill may become impaired at that time. As of December 31, 2016 and September 30, 2017, there was $523.0 million, $462.1 million and $403.8 million of goodwill for the Oceania Cruises, Regent Seven Seas and Norwegian reporting units, respectively. As of December 31, 2016, our annual review consisting of the Step 0 and Step I Tests supported the carrying values of these assets. Subsequent to December 31, 2016, the Company has continued to monitor the results of each of these reporting units and will perform the necessary tests should events occur or circumstances change that indicate the carrying value of a reporting unit may not be recoverable.

Quarterly Overview

Three months ended September 30, 2017 (“2017”) compared to three months ended September 30, 2016 (“2016”)

•	Total revenue increased 11.2% to $1.7 billion compared to $1.5 billion.

•	Net Revenue increased 12.5% to $1.3 billion compared to $1.1 billion.

•	Net income and diluted EPS was $400.7 million and $1.74, respectively, compared to $342.4 million and $1.50, respectively.

•	Operating income was $476.8 million compared to $413.6 million.

•	Adjusted Net Income and Adjusted EPS were $427.0 million and $1.86, respectively, in 2017, which included $26.3 million of adjustments primarily consisting of expenses related to non-cash compensation and certain other adjustments. Adjusted Net Income and Adjusted EPS were $369.3 million and $1.62, respectively, in 2016, which included $26.9 million of adjustments primarily consisting of expenses related to non-cash compensation, amortization of intangible assets and certain other adjustments.

•	Adjusted EBITDA improved 16.0% to $635.1 million compared to $547.4 million.

We refer you to our “Results of Operations” below for a calculation of Net Revenue, Adjusted Net Income, Adjusted EPS and Adjusted EBITDA.

Results of Operations

The following table sets forth operating data as a percentage of total revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenue
Passenger ticket	72.2%	72.2%	70.3%	70.2%
Onboard and other	27.8%	27.8%	29.7%	29.8%
Total revenue	100.0%	100.0%	100.0%	100.0%
Cruise operating expense
Commissions, transportation and other	16.1%	16.8%	16.5%	16.5%
Onboard and other	6.0%	6.1%	6.0%	6.1%
Payroll and related	12.5%	13.0%	14.3%	14.8%
Fuel	5.5%	5.8%	6.4%	6.6%
Food	3.3%	3.4%	3.6%	4.0%
Other	7.4%	7.7%	8.9%	9.4%
Total cruise operating expense	50.8%	52.8%	55.7%	57.4%
Other operating expense
Marketing, general and administrative	12.2%	11.8%	14.2%	13.5%
Depreciation and amortization	8.1%	7.5%	9.1%	8.5%
Total other operating expense	20.3%	19.3%	23.3%	22.0%
Operating income	28.9%	27.9%	21.0%	20.6%
Non-operating income (expense)
Interest expense, net	(4.0)%	(4.1)%	(4.4)%	(5.0)%
Other income (expense), net	(0.2)%	(0.4)%	(0.3)%	(0.4)%
Total non-operating income (expense)	(4.2)%	(4.5)%	(4.7)%	(5.4)%
Net income before income taxes	24.7%	23.4%	16.3%	15.2%
Income tax expense	(0.4)%	(0.3)%	(0.4)%	(0.2)%
Net income	24.3%	23.1%	15.9%	15.0%

The following table sets forth selected statistical information:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Passengers carried	658,139	635,654	1,756,350	1,761,967
Passenger Cruise Days	5,071,115	4,674,286	13,819,421	13,196,600
Capacity Days	4,590,789	4,209,562	12,811,155	12,175,012
Occupancy Percentage	110.5%	111.0%	107.9%	108.4%

Net Revenue, Adjusted Net Revenue, Gross Yield, Net Yield and Adjusted Net Yield were calculated as follows (in thousands, except Capacity Days and Yield data):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2017	2017 Constant Currency	2016	2017	2017 Constant Currency	2016
Passenger ticket revenue	$1,192,023	$1,190,650	$1,071,815	$2,916,731	$2,933,448	$2,630,405
Onboard and other revenue	459,715	459,715	412,921	1,229,891	1,229,891	1,118,798
Total revenue	1,651,738	1,650,365	1,484,736	4,146,622	4,163,339	3,749,203
Less:
Commissions, transportation and other expense	266,173	265,718	249,519	683,628	687,665	618,492
Onboard and other expense	98,476	98,476	90,661	250,254	250,254	230,416
Net Revenue	1,287,089	1,286,171	1,144,556	3,212,740	3,225,420	2,900,295
Non-GAAP Adjustment:
Deferred revenue (1)	—	—	300	—	—	1,057
Adjusted Net Revenue	$1,287,089	$1,286,171	$1,144,856	$3,212,740	$3,225,420	$2,901,352
Capacity Days	4,590,789	4,590,789	4,209,562	12,811,155	12,811,155	12,175,012
Gross Yield	$359.79	$359.49	$352.71	$323.67	$324.98	$307.94
Net Yield	$280.36	$280.16	$271.89	$250.78	$251.77	$238.22
Adjusted Net Yield	$280.36	$280.16	$271.97	$250.78	$251.77	$238.30

(1)	Reflects deferred revenue fair value adjustments related to the Acquisition of Prestige that were made pursuant to business combination accounting rules.

Gross Cruise Cost, Net Cruise Cost, Net Cruise Cost Excluding Fuel and Adjusted Net Cruise Cost Excluding Fuel were calculated as follows (in thousands, except Capacity Days and per Capacity Day data):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2017	2017 Constant Currency	2016	2017	2017 Constant Currency	2016
Total cruise operating expense	$838,165	$837,839	$784,734	$2,310,205	$2,314,015	$2,155,115
Marketing, general and administrative expense	202,221	201,603	174,813	587,914	588,183	504,694
Gross Cruise Cost	1,040,386	1,039,442	959,547	2,898,119	2,902,198	2,659,809
Less:
Commissions, transportation and other expense	266,173	265,718	249,519	683,628	687,665	618,492
Onboard and other expense	98,476	98,476	90,661	250,254	250,254	230,416
Net Cruise Cost	675,737	675,248	619,367	1,964,237	1,964,279	1,810,901
Less: Fuel expense	91,231	91,231	86,250	266,780	266,780	248,529
Net Cruise Cost Excluding Fuel	584,506	584,017	533,117	1,697,457	1,697,499	1,562,372
Less Non-GAAP Adjustments:
Non-cash deferred compensation (1)	878	878	792	2,524	2,524	2,375
Non-cash share-based compensation (2)	21,444	21,444	16,840	63,664	63,664	48,289
Secondary Equity Offering expenses (3)	462	462	—	462	462	—
Severance payments and other expenses (4)	—	—	2,587	2,399	2,399	5,486
Acquisition of Prestige expenses (5)	—	—	1,696	500	500	4,710
Other (6)	999	999	—	2,605	2,605	—
Adjusted Net Cruise Cost Excluding Fuel	$560,723	$560,234	$511,202	$1,625,303	$1,625,345	$1,501,512

Capacity Days	4,590,789	4,590,789	4,209,562	12,811,155	12,811,155	12,175,012
Gross Cruise Cost per Capacity Day	$226.62	$226.42	$227.94	$226.22	$226.54	$218.46
Net Cruise Cost per Capacity Day	$147.19	$147.09	$147.13	$153.32	$153.33	$148.74
Net Cruise Cost Excluding Fuel per Capacity Day	$127.32	$127.21	$126.64	$132.50	$132.50	$128.33
Adjusted Net Cruise Cost Excluding Fuel per Capacity Day	$122.14	$122.03	$121.44	$126.87	$126.87	$123.33

(1)	Non-cash deferred compensation expenses related to the crew pension plan and other crew expenses, which are included in payroll and related expense.
(2)	Non-cash share-based compensation expenses related to equity awards, which are included in marketing, general and administrative expense and payroll and related expense.
(3)	Expenses related to a Secondary Equity Offering, which are included in marketing, general and administrative expense.
(4)	Severance payments and other expenses related to restructuring costs and other severance arrangements, which are included in marketing, general and administrative expense.
(5)	Expenses related to the Acquisition of Prestige, which are included in marketing, general and administrative expense.
(6)	Expenses primarily related to certain legal costs, which are included in marketing, general and administrative expense.

Adjusted Net Income and Adjusted EPS were calculated as follows (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income	400,692	342,378	661,075	560,853
Non-GAAP Adjustments:
Non-cash deferred compensation (1)	878	792	2,524	2,375
Non-cash share-based compensation (2)	21,444	16,840	63,664	48,289
Secondary Equity Offering expenses (3)	462	—	462	—
Severance payments and other expenses (4)	—	2,587	2,399	5,486
Acquisition of Prestige expenses (5)	—	1,696	500	4,710
Deferred revenue (6)	—	300	—	1,057
Amortization of intangible assets (7)	7,568	5,267	22,704	15,802
Derivative adjustment (8)	—	—	—	(1,185)
Deferred financing fees and other (9)	—	—	—	11,714
Impairment on assets held for sale (10)	2,935	—	2,935	—
Tax benefit (11)	(7,950)	(558)	(7,950)	(558)
Other (12)	999	—	2,605	—
Adjusted Net Income	$427,028	$369,302	$750,918	$648,543
Diluted weighted–average shares outstanding	229,816,956	227,598,607	229,157,257	227,859,617
Diluted earnings per share	$1.74	$1.50	$2.88	$2.46
Adjusted EPS	$1.86	$1.62	$3.28	$2.85

(1)	Non-cash deferred compensation expenses related to the crew pension plan and other crew expenses, which are included in payroll and related expense.
(2)	Non-cash share-based compensation expenses related to equity awards, which are included in marketing, general and administrative expense and payroll and related expense.
(3)	Expenses related to a Secondary Equity Offering, which are included in marketing, general and administrative expense.
(4)	Severance payments and other expenses related to restructuring costs and other severance arrangements, which are included in marketing, general and administrative expense.
(5)	Expenses related to the Acquisition of Prestige, which are included in marketing, general and administrative expense.
(6)	Deferred revenue fair value adjustments related to the Acquisition of Prestige that were made pursuant to business combination accounting rules, which are primarily included in passenger ticket revenue.
(7)	Amortization of intangible assets related to the Acquisition of Prestige, which are included in depreciation and amortization expense.
(8)	Losses and net gains for the fair value adjustment of a foreign exchange collar which does not receive hedge accounting and losses due to the dedesignation of certain fuel swaps. These adjustments are included in other income (expense), net.
(9)	Expenses primarily related to the write-off of deferred financing fees related to the refinancing of certain credit facilities, which are included in interest expense, net.
(10)	Loss on planned sale of Hawaii land-based operations.
(11)	Tax benefits primarily due to reversal of prior years’ tax contingency reserves.
(12)	Expenses primarily related to certain legal costs, which are included in marketing, general and administrative expense.

EBITDA and Adjusted EBITDA were calculated as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income	$400,692	$342,378	$661,075	$560,853
Interest expense, net	66,339	60,662	183,495	188,836
Income tax expense	6,527	5,241	15,369	8,944
Depreciation and amortization expense	134,532	111,575	376,878	317,480
EBITDA	608,090	519,856	1,236,817	1,076,113
Other expense (1)	3,262	5,333	11,686	13,281
Non-GAAP Adjustments:
Non-cash deferred compensation (2)	878	792	2,524	2,375
Non-cash share-based compensation (3)	21,444	16,840	63,664	48,289
Secondary Equity Offering expenses (4)	462	—	462	—
Severance payments and other expenses (5)	—	2,587	2,399	5,486
Acquisition of Prestige expenses (6)	—	1,696	500	4,710
Deferred revenue (7)	—	300	—	1,057
Other (8)	999	—	2,605	—
Adjusted EBITDA	$635,135	$547,404	$1,320,657	$1,151,311

(1)	Primarily consists of gains and losses, net for derivative contracts and foreign currency exchanges.
(2)	Non-cash deferred compensation expenses related to the crew pension plan and other crew expenses, which are included in payroll and related expense.
(3)	Non-cash share-based compensation expenses related to equity awards, which are included in marketing, general and administrative expense and payroll and related expense.
(4)	Expenses related to a Secondary Equity Offering, which are included in marketing, general and administrative expense.
(5)	Severance payments and other expenses related to restructuring costs and other severance arrangements, which are included in marketing, general and administrative expense.
(6)	Expenses related to the Acquisition of Prestige, which are included in marketing, general and administrative expense.
(7)	Deferred revenue fair value adjustments related to the Acquisition of Prestige that were made pursuant to business combination accounting rules, which are primarily included in passenger ticket revenue.
(8)	Expenses primarily related to certain legal costs, which are included in marketing, general and administrative expense.

Three months ended September 30, 2017 (“2017”) compared to three months ended September 30, 2016 (“2016”)

Revenue

Total revenue increased 11.2% to $1.7 billion in 2017 compared to $1.5 billion in 2016 primarily due to an increase in Capacity Days. Gross Yield increased 2.0%. Net Revenue increased 12.5% in 2017 to $1.3 billion from $1.1 billion in 2016 due to an increase in Capacity Days of 9.1% and an increase in Net Yield of 3.1%. The increase in Capacity Days was primarily due to the delivery of Norwegian Joy in April 2017. The increase in Gross Yield and Net Yield was primarily due to an increase in passenger ticket pricing and higher onboard and other revenue. Adjusted Net Revenue in 2016 includes a deferred revenue fair value adjustment of $0.3 million related to the Acquisition of Prestige. On a Constant Currency basis, Net Yield and Adjusted Net Yield increased 3.0% in 2017 compared to 2016.

Expense

Gross Cruise Cost increased 8.4% in 2017 compared to 2016 due to an increase in total cruise operating expense and marketing, general and administrative expenses. Total cruise operating expense increased 6.8% in 2017 compared to 2016 primarily due to the increase in Capacity Days as discussed above and crew payroll and related costs. Total other operating expense increased 17.6% in 2017 compared to 2016 due to an increase in marketing, general and administrative expenses and an increase in depreciation and amortization expense. The increase in marketing, general and administrative expense was primarily due to pay for performance incentive expenses. Depreciation and amortization expense increased primarily due to the ship additions and ship improvement projects. On a Capacity Day basis, Net Cruise Cost and Adjusted Net Cruise Cost Excluding Fuel was relatively unchanged on an actual and constant currency basis primarily due to an increase in marketing, general and administrative expenses, primarily offset by decreases in cruise operating expenses.

Interest expense, net was $66.3 million in 2017 compared to $60.7 million in 2016. Interest expense for 2017 reflects an increase in average debt balances outstanding primarily associated with the delivery of new ships and newbuild installments, as well as higher interest rates due to an increase in LIBOR.

Other income (expense), net was an expense of $3.3 million in 2017 compared to an expense of $5.3 million in 2016. In 2017, the expense was primarily related to losses on foreign currency exchange. In 2016, the expense was primarily related to unrealized and realized losses on fuel swap derivative hedge contracts and foreign exchange derivative contracts and losses on foreign currency exchange.

In 2017, we had an income tax expense of $6.5 million compared to $5.2 million in 2016. Income tax in 2017 reflects a tax benefit of $11.6 million associated with the reversal of prior years’ tax contingency reserves due to the expiration of the statute of limitations.

Nine months ended September 30, 2017 (“2017”) compared to nine months ended September 30, 2016 (“2016”)

Revenue

Total revenue increased 10.6% to $4.1 billion in 2017 compared to $3.7 billion in 2016 primarily due to an increase in Capacity Days. Gross Yield increased 5.1%. Net Revenue increased 10.8% in 2017 to $3.2 billion from $2.9 billion in 2016 due to an increase in Capacity Days of 5.2% and an increase in Net Yield of 5.3%. The increase in Capacity Days was primarily due to the delivery of Norwegian Joy in April 2017, Seven Seas Explorer in June 2016, Sirena joining our fleet in April 2016 and a reduction in the amount of lost days due to Dry-docks in 2017 compared to 2016. The increase in Gross Yield and Net Yield was primarily due to an increase in passenger ticket pricing and higher onboard and other revenue. Adjusted Net Revenue in 2016 includes a deferred revenue fair value adjustment of $1.1 million related to the Acquisition of Prestige. On a Constant Currency basis, Net Yield and Adjusted Net Yield increased 5.7% compared to 2016.

Expense

Gross Cruise Cost increased 9.0% in 2017 compared to 2016 due to an increase in total cruise operating expense and marketing, general and administrative expenses. Total cruise operating expense increased 7.2% in 2017 compared to 2016 primarily due to the increase in Capacity Days as discussed above and crew payroll and related costs. Total other operating expense increased 17.3% in 2017 compared to 2016 due to an increase in marketing, general and administrative expenses and depreciation and amortization expense. The increase in marketing, general and administrative expense was primarily due to pay for performance incentive expenses. Depreciation and amortization expense increased primarily due to the ship additions and the ship improvement projects. On a Capacity Day basis, Net Cruise Cost increased 3.1% (on an actual and a Constant Currency basis) due to an increase in marketing, general and administrative expenses and crew payroll and related costs. Adjusted Net Cruise Cost Excluding Fuel per Capacity Day increased 2.9% (on an actual and a Constant Currency basis) primarily due to the increase in expenses discussed above.

Interest expense, net was $183.5 million in 2017 compared to $188.8 million in 2016. Interest expense for 2017 reflects higher interest rates driven by an increase in LIBOR, as well as an increase in average debt balances outstanding primarily associated with the delivery of new ships and newbuild installments. Interest expense for 2016 included a write-off of $11.5 million of deferred financing fees related to the refinancing of certain of our credit facilities in 2016.

Other income (expense), net was an expense of $11.7 million in 2017 compared to an expense of $13.3 million in 2016. In 2017, the expense was primarily related to losses on foreign currency exchange partially offset by income from an insurance settlement. In 2016, the expense was primarily related to unrealized and realized losses on fuel swap derivative hedge contracts and losses on foreign exchange partially offset by gains on foreign exchange derivative hedge contracts.

In 2017, we had an income tax expense of $15.4 million compared to $8.9 million in 2016. Income tax in 2017 reflects a tax benefit of $11.6 million associated with the reversal of prior years’ tax contingency reserves due to the expiration of the statute of limitations.

Liquidity and Capital Resources

General

As of September 30, 2017, our liquidity was $1.3 billion consisting of $522.9 million in cash and cash equivalents and $750.0 million under our Existing Revolving Loan Facility. In October 2017, we entered into a Third Amended and Restated Credit Agreement, which amended our Existing Revolving Loan Facility by, among other things, increasing the existing $750 million revolving credit facility with a new $875 million revolving credit facility. We refer you to our notes to consolidated financial statements, Note 12— “Subsequent Events” for further information about our long-term debt. Our primary ongoing liquidity requirements are to finance working capital, capital expenditures and debt service.

As of September 30, 2017, we had a working capital deficit of $1.7 billion. This deficit included $1.3 billion of advance ticket sales, which represents the revenue we collect in advance of sailing dates, and accordingly, are substantially more like deferred revenue balances rather than actual current cash liabilities. Our business model, along with our New Revolving Loan Facility, allows us to operate with a working capital deficit and still meet our operating, investing and financing needs.

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

Sources and Uses of Cash

In this section, references to “2017” refer to the nine months ended September 30, 2017 and references to “2016” refer to the nine months ended September 30, 2016.

Net cash provided by operating activities was $1.4 billion in 2017 as compared to $1.1 billion in 2016. The net cash provided by operating activities included timing differences in cash receipts and payments relating to operating assets and liabilities. Net income increased to $661.1 million in 2017 from $560.9 million in 2016.

Net cash used in investing activities was $1.2 billion in 2017 primarily related to payments for the delivery of Norwegian Joy, ship improvements and shoreside projects. Net cash used in investing activities was $1.0 billion in 2016 primarily related to payments for the delivery of Seven Seas Explorer, ship improvements, ships under construction and shoreside projects.

Net cash provided by financing activities was $200.0 million in 2017 primarily due to the proceeds from our Breakaway Four Loan Facility partially offset by the repayments of other loan facilities, our net repayment of our Existing Revolving Loan Facility and deferred financing fees and other. Net cash used in financing activities was $99.0 million in 2016 primarily due to net repayments of our Existing Revolving Loan Facility and other loan facilities and the repurchase of our ordinary shares and deferred financing fees and other.

Future Capital Commitments

Future capital commitments consist of contracted commitments, including ship construction contracts, and future expected capital expenditures necessary for operations. As of September 30, 2017, our anticipated capital expenditures were $0.3 billion for the remainder of 2017, $1.4 billion for the year ending December 31, 2018 and $1.2 billion for the year ending December 31, 2019, of which we have export credit financing in place for the expenditures related to ship construction contracts of $48 million for the remainder of 2017, $0.8 billion for 2018 and $0.6 billion for 2019.

Project Leonardo will introduce an additional four ships with expected delivery dates through 2025 and we have an option to introduce two additional ships for delivery in 2026 and 2027, subject to certain conditions. These four ships are each approximately 140,000 Gross Tons with approximately 3,300 Berths. We have an Explorer Class Ship on order for delivery in the winter of 2020. This ship is approximately 55,000 Gross Tons and 750 Berths. We have two Breakaway Plus Class Ships on order for delivery in the spring of 2018 and fall of 2019, respectively. These ships are approximately 168,000 Gross Tons each with approximately 4,000 Berths each. The combined contract price of these seven ships was approximately €5.5 billion, or $6.5 billion based on the euro/U.S. dollar exchange rate as of September 30, 2017. We have export credit financing in place that provides financing for 80% of each ship’s contract price. For ships expected to be delivered after 2023, the contract price is subject to adjustment under certain circumstances.

In connection with the contracts to build the ships, we do not anticipate any contractual breaches or cancellation to occur. However, if any would occur, it could result in, among other things, the forfeiture of prior deposits or payments made by us and potential claims and impairment losses which may materially impact our business, financial condition and results of operations.

Capitalized interest for the three and nine months ended September 30, 2017 was $6.2 million and $21.8 million, respectively, and for the three and nine months ended September 30, 2016 was $8.9 million and $24.9 million, respectively, primarily associated with the construction of our newbuild ships.

Off-Balance Sheet Transactions

None.

Contractual Obligations

As of September 30, 2017, our contractual obligations with initial or remaining terms in excess of one year, including interest payments on long-term debt obligations, were as follows (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt (1)	$6,734,832	605,827	1,240,277	3,229,750	1,658,978
Operating leases (2)	140,525	15,927	30,532	28,044	66,022
Ship construction contracts (3)	6,193,555	1,111,116	1,358,988	1,115,161	2,608,290
Port facilities (4)	144,822	32,647	43,656	27,424	41,095
Interest (5)	1,022,705	226,295	400,423	231,596	164,391
Other (6)	166,255	52,697	69,510	26,168	17,880
Total	$14,402,694	$2,044,509	$3,143,386	$4,658,143	$4,556,656

(1)	Includes premiums aggregating $0.4 million. Also includes capital leases. The amount excludes deferred financing fees which are included in the consolidated balance sheets as an offset to long-term debt.
(2)	Primarily for offices, motor vehicles and office equipment.
(3)	For our newbuild ships based on the euro/U.S. dollar exchange rate as of September 30, 2017. Export credit financing is in place from syndicates of banks.
(4)	Primarily for our usage of certain port facilities.
(5)	Includes fixed and variable rates with LIBOR held constant as of September 30, 2017.
(6)	Future commitments for service, maintenance and other Business Enhancement Capital Expenditure contracts.

The table above does not include $0.5 million of unrecognized tax benefits.

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

Funding Sources

Certain of our debt agreements contain covenants that, among other things, require us to maintain a minimum level of liquidity, as well as limit our net funded debt-to-capital ratio, maintain certain other ratios and restrict our ability to pay dividends. Substantially all of our ships and other property and equipment are pledged as collateral for certain of our debt. We believe we were in compliance with these covenants as of September 30, 2017.

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

Interest Rate Risk

As of September 30, 2017, we had interest rate swap agreements to hedge our exposure to interest rate movements and to manage our interest expense. As of September 30, 2017, 61% of our debt was fixed and 39% was variable, which includes the effects of the interest rate swaps. The notional amount of outstanding debt associated with the interest rate swap agreements as of September 30, 2017 was $237.2 million. Based on our September 30, 2017 outstanding variable rate debt balance, a one percentage point increase in annual LIBOR interest rates would increase our annual interest expense by approximately $25.9 million excluding the effects of capitalization of interest.

Foreign Currency Exchange Rate Risk

As of September 30, 2017, we had foreign currency derivatives to hedge the exposure to volatility in foreign currency exchange rates related to our ship construction contracts denominated in euros. These derivatives hedge the foreign currency exchange rate risk on a portion of the payments on our ship construction contracts. The payments not hedged aggregate €3.5 billion, or $4.1 billion based on the euro/U.S. dollar exchange rate as of September 30, 2017. We estimate that a 10% change in the euro as of September 30, 2017 would result in a $0.4 billion change in the U.S. dollar value of the foreign currency denominated remaining payments.

Fuel Price Risk

Our exposure to market risk for changes in fuel prices relates to the forecasted purchases of fuel on our ships. Fuel expense, as a percentage of our total cruise operating expense, was 10.9% and 11.0% for the three months ended September 30, 2017 and 2016, respectively, and 11.5% for each of the nine months ended September 30, 2017 and 2016. We use fuel derivative agreements to mitigate the financial impact of fluctuations in fuel prices and as of September 30, 2017, we had hedged approximately 75%, 65%, 48% and 26% of our remaining 2017, 2018, 2019 and 2020, respectively, projected metric tons of fuel purchases. We estimate that a 10% increase in our weighted-average fuel price would increase our anticipated 2017 fuel expense by $8.7 million. This increase would be partially offset by an increase in the fair value of our fuel swap agreements of $5.2 million. Fair value of our derivative contracts is derived using valuation models that utilize the income valuation approach. These valuation models take into account the contract terms such as maturity, as well as other inputs such as fuel types, fuel curves, creditworthiness of the counterparty and the Company, as well as other data points.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, as of September 30, 2017. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon management’s evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2017 to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that it is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer

On April 29, 2014, NCLH’s Board of Directors authorized, and NCLH announced, a three-year share repurchase program for up to $500.0 million. The share repurchase program was scheduled to expire on April 29, 2017, but was extended through April 29, 2020. Under this program, NCLH may make repurchases in the open market, in privately negotiated transactions, in accelerated repurchase programs or in structured share repurchase programs, and any repurchases may be made pursuant to Rule 10b5-1 plans. There was no share repurchase activity during the three months ended September 30, 2017, and as of September 30, 2017, $263.5 million remained available for repurchases of our outstanding ordinary shares under the share repurchase program.

Item 5. Other Information

None.

Item 6. Exhibits

2.1	Agreement and Plan of Merger, dated as of September 2, 2014, by and among Prestige Cruises International, Inc., Norwegian Cruise Line Holdings Ltd., Portland Merger Sub, Inc. and Apollo Management, L.P. (incorporated herein by reference to Exhibit 2.1 to Norwegian Cruise Line Holdings Ltd.’s Form 8-K filed on September 4, 2014 (File No. 001-35784))

2.2	Amendment No. 1 to the Agreement and Plan of Merger, dated as of October 6, 2014, by and among Prestige Cruises International, Inc., Norwegian Cruise Line Holdings Ltd., Portland Merger Sub, Inc. and Apollo Management, L.P. (incorporated herein by reference to Exhibit 2.1 to Norwegian Cruise Line Holdings Ltd.’s Form 8-K filed on October 8, 2014 (File No. 001-35784))

10.1*	Letter Regarding Amendment to Frank J. Del Rio’s Executive Employment Agreement, dated August 1, 2017†

10.2*	Form of Norwegian Cruise Line Holdings Ltd. Performance-based Restricted Share Unit Award Agreement (August 2017)†

10.3*	Amendment No. 12, dated August 24, 2017, to Office Lease Agreement, dated December 1, 2006, as amended, by and between SPUS7 Miami ACC, LP and NCL (Bahamas) Ltd.

31.1*	Certification of the President and Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2*	Certification of the Executive Vice President and Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1**	Certifications of the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code

101*	The following unaudited consolidated financial statements are from Norwegian Cruise Line Holdings Ltd.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, formatted in Extensible Business Reporting Language (XBRL), as follows:

(i)	the Consolidated Statements of Operations for the three and nine months ended September 30, 2017 and 2016;

(ii)	the Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2017 and 2016;

(iii)	the Consolidated Balance Sheets as of September 30, 2017 and December 31, 2016;

(iv)	the Consolidated Statements of Cash Flows for the nine months ended September 30, 2017 and 2016;

(v)	the Consolidated Statements of Changes in Shareholders’ Equity for the nine months ended September 30, 2017 and 2016; and

(vi)	the Notes to the Consolidated Financial Statements, tagged in summary and detail.

*	Filed herewith.
**	Furnished herewith.
†	Management contract or compensatory plan.

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

Dated: November 9, 2017

