Form 10-K
period 2017-12-31
Norwegian Cruise Line Holdings Ltd.
filed 2018-02-27
CIK 1513761

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

(305) 436-4000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Ordinary shares, par value $.001 per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company (See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act).

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

As of June 30, 2017, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of voting stock held by non-affiliates of the registrant based upon the closing sales price for the registrant’s ordinary shares as reported on The Nasdaq Stock Market was $9.0 billion.

There were 228,662,733 ordinary shares outstanding as of February 16, 2018.

Documents Incorporated by Reference

Portions of the Proxy Statement for the registrant’s 2018 Annual General Meeting of Shareholders, to be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2017, are incorporated by reference in Part III herein.

NORWEGIAN CRUISE LINE HOLDINGS LTD.

Terms Used in this Annual Report

Unless otherwise indicated or the context otherwise requires, references in this annual report to (i) the “Company,” “we,” “our” and “us” refer to NCLH (as defined below) and its subsidiaries (including Prestige (as defined below), except for periods prior to the consummation of the Acquisition of Prestige (as defined below)), (ii) “NCLC” refers to NCL Corporation Ltd., (iii) “NCLH” refers to Norwegian Cruise Line Holdings Ltd., (iv)“Norwegian Cruise Line” or “Norwegian” refers to the Norwegian Cruise Line brand and its predecessors, (v) “Prestige” refers to Prestige Cruises International S de R.L. (formerly Prestige Cruises International, Inc.), together with its consolidated subsidiaries, including Prestige Cruise Holdings S. de R.L. (formerly Prestige Cruise Holdings, Inc.), Prestige’s direct wholly-owned subsidiary, which in turn is the parent of Oceania Cruises S. de R.L. (formerly Oceania Cruises, Inc.) (“Oceania Cruises”) and Seven Seas Cruises S. DE R.L. (“Regent”) (Oceania Cruises also refers to the brand by the same name and Regent also refers to the brand Regent Seven Seas Cruises), (vi) “Apollo” refers to Apollo Global Management, LLC, its subsidiaries and the affiliated funds it manages and the “Apollo Holders” refers to one or more of NCL Athene LLC, AIF VI NCL (AIV), L.P., AIF VI NCL (AIV II), L.P., AIF VI NCL (AIV III), L.P., AIF VI NCL (AIV IV), L.P., Apollo Overseas Partners (Delaware) VI, L.P., Apollo Overseas Partners (Delaware 892) VI, L.P., Apollo Overseas Partners VI, L.P., Apollo Overseas Partners (Germany) VI, L.P., AAA Guarantor — Co-Invest VII, L.P., AIF VI Euro Holdings, L.P., AIF VII Euro Holdings, L.P., Apollo Alternative Assets, L.P., Apollo Management VI, L.P. and Apollo Management VII, L.P., (vii) “TPG” refers to TPG Global, LLC and its affiliates and the “TPG Viking Funds” refers to one or more of TPG Viking, L.P., TPG Viking AIV I, L.P., TPG Viking AIV II, L.P., and TPG Viking AIV-III, L.P. and/or certain other affiliated investment funds, each an affiliate of TPG, (viii) “Genting HK” refers to Genting Hong Kong Limited and/or its affiliates (formerly Star Cruises Limited and/or its affiliates) (Genting HK owns NCLH’s ordinary shares indirectly through Star NCLC Holdings Ltd., its wholly-owned subsidiary (“Star NCLC”)), and (ix) “Sponsor(s)” refers to the Apollo Holders and/or Genting HK, and/or prior to September 2017, the TPG Viking Funds. References to the “U.S.” are to the United States of America, and “dollars” or “$” are to U.S. dollars, the “U.K.” are to the United Kingdom and “euros” or “€” are to the official currency of the Eurozone.

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

• Breakaway Class Ships. Norwegian Breakaway and Norwegian Getaway.

• Breakaway Plus Class Ships.  Norwegian Escape, Norwegian Joy, Norwegian Bliss and Norwegian Encore.

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

• EPS. Earnings per share.

• Explorer Class Ships. Regent’s Seven Seas Explorer and a second ship on order, Seven Seas Splendor.

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

• Net Yield. Net Revenue per Capacity Day.

• New Revolving Loan Facility. $875.0 million senior secured revolving credit facility maturing on June 6, 2021.

• Project Leonardo. The next generation of ships for our Norwegian brand.

• O-Class Ships. Oceania Cruises’ Marina and Riviera.

• Occupancy Percentage. The ratio of Passenger Cruise Days to Capacity Days. A percentage in excess of 100% indicates that three or more passengers occupied some cabins.

• Passenger Cruise Days. The number of passengers carried for the period, multiplied by the number of days in their respective cruises.

• R-Class Ships. Oceania Cruises’ Regatta, Insignia, Nautica, and Sirena.

• ROI Capital Expenditures. Comprised of project-based capital expenditures which have a quantified return on investment.

• SEC. U.S. Securities and Exchange Commission.

• Secondary Equity Offering(s). Secondary public offering(s) of NCLH’s ordinary shares in November 2017, August 2017, December 2015, August 2015, May 2015, March 2015, March 2014, December 2013 and August 2013.

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

Cautionary Statement Concerning Forward-Looking Statements

Certain statements in this annual report constitute forward-looking statements within the meaning of the U.S. federal securities laws intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical facts contained, or incorporated by reference, in this annual report, including, without limitation, those regarding our business strategy, financial position, results of operations, plans, prospects and objectives of management for future operations (including expected fleet additions, development plans, objectives relating to our activities and expected performance in new markets), are forward-looking statements. Many, but not all, of these statements can be found by looking for words like “expect,” “anticipate,” “goal,” “project,” “plan,” “believe,” “seek,” “will,” “may,” “forecast,” “estimate,” “intend,” “future” and similar words. Forward-looking statements do not guarantee future performance and may involve risks, uncertainties and other factors which could cause our actual results, performance or achievements to differ materially from the future results, performance or achievements expressed or implied in those forward-looking statements. Examples of these risks, uncertainties and other factors include, but are not limited to the impact of:

•	adverse events impacting the security of travel, such as terrorist acts, armed conflict and threats thereof, acts of piracy, and other international events;

•	adverse incidents involving cruise ships;

•	adverse general economic and related factors, such as fluctuating or increasing levels of unemployment, underemployment and the volatility of fuel prices, declines in the securities and real estate markets, and perceptions of these conditions that decrease the level of disposable income of consumers or consumer confidence;

•	the spread of epidemics and viral outbreaks;

•	our expansion into and investments in new markets;

•	the risks and increased costs associated with operating internationally;

•	breaches in data security or other disturbances to our information technology and other networks;

•	changes in fuel prices and/or other cruise operating costs;

•	fluctuations in foreign currency exchange rates;

•	overcapacity in key markets or globally;

•	the unavailability of attractive port destinations;

•	our indebtedness and restrictions in the agreements governing our indebtedness that limit our flexibility in operating our business;

•	the significant portion of our assets pledged as collateral under our existing debt agreements and the ability of our creditors to accelerate the repayment of our indebtedness;

•	volatility and disruptions in the global credit and financial markets, which may adversely affect our ability to borrow and could increase our counterparty credit risks, including those under our credit facilities, derivatives, contingent obligations, insurance contracts and new ship progress payment guarantees;

•	our inability to recruit or retain qualified personnel or the loss of key personnel;

•	delays in our shipbuilding program and ship repairs, maintenance and refurbishments;

•	our reliance on third parties to provide hotel management services to certain ships and certain other services;

•	future increases in the price of, or major changes or reduction in, commercial airline services;

•	amendments to our collective bargaining agreements for crew members and other employee relation issues;

•	our inability to obtain adequate insurance coverage;

•	future changes relating to how external distribution channels sell and market our cruises;

•	pending or threatened litigation, investigations and enforcement actions;

•	our ability to keep pace with developments in technology;

•	seasonal variations in passenger fare rates and occupancy levels at different times of the year;

•	changes involving the tax and environmental regulatory regimes in which we operate; and

•	other factors set forth under “Risk Factors.”

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

PART I

Item 1. Business

History and Development of the Company

We are a leading global cruise company which operates the Norwegian Cruise Line, Oceania Cruises and Regent Seven Seas Cruises brands. As of December 31, 2017, we had 25 ships with approximately 50,400 Berths. We plan to introduce seven additional ships through 2025 and we have an option to introduce two additional ships for delivery in 2026 and 2027, subject to certain conditions.

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

The Sponsors have completed numerous Secondary Equity Offerings and as of December 31, 2017 have reduced their ownership to 16.8% of NCLH’s ordinary shares.

Additional Information

NCLH is a Bermuda exempted company formed as a holding company in 2011, with predecessors dating from 1966. Our registered offices are located at Walkers Corporate (Bermuda) Limited, Park Place, 3rd Floor, 55 Par-la-Ville Road, Hamilton HM 11, Bermuda. Our principal executive offices are located at 7665 Corporate Center Drive, Miami, Florida 33126. Our telephone number is (305) 436-4000. Our website is located at www.nclhltdinvestor.com. The information that appears on our websites is not part of, and is not incorporated by reference into this annual report or any other report or document filed with or furnished to the SEC. Daniel S. Farkas, the Company’s Senior Vice President and General Counsel, is our agent for service of process at our principal executive offices.

Our Company

Business Overview

We are a leading global cruise company which operates the Norwegian Cruise Line, Oceania Cruises and Regent Seven Seas Cruises brands. As of December 31, 2017, we had 25 ships with approximately 50,400 Berths. We plan to introduce seven additional ships through 2025 and we have an option to introduce two additional ships for delivery in 2026 and 2027, subject to certain conditions. Norwegian Bliss and Norwegian Encore are on order for delivery in the spring of 2018 and fall of 2019, respectively. We also have an Explorer Class Ship, Seven Seas Splendor, on order for delivery in the winter of 2020. Project Leonardo will introduce an additional four ships with expected delivery dates through 2025. These additions to our fleet (exclusive of the option for two additional ships) will increase our total Berths to approximately 72,300. Our brands offer itineraries to worldwide destinations including Europe, Asia, Australia, New Zealand, South America, Africa, Canada, Bermuda, Caribbean, Alaska and Hawaii. Norwegian’s U.S.-flagged ship, Pride of America, provides the industry’s only entirely inter-island itinerary in Hawaii.

All of our brands offer an assortment of features, amenities and activities, including a variety of accommodations, multiple dining venues, bars and lounges, spa, casino and retail shopping areas and numerous entertainment choices. All brands also offer a selection of shore excursions at each port of call as well as hotel packages for stays before or after a voyage.

An innovator in cruise travel, Norwegian operates 15 ships that have been purpose-built to offer guests the freedom and flexibility to design their ideal cruise vacation on their schedule. Norwegian invites guests to enjoy a relaxed, resort style cruise vacation on some of the newest and most contemporary ships at sea with a wide variety of accommodation options, including, on certain ships, The Haven by Norwegian®, a luxury enclave with suites, private pools and dining, concierge service and personal butlers, that offers a

“ship within a ship” experience. The additional ships that we plan to add to our Norwegian fleet as part of Project Leonardo will introduce additional innovative features that we believe will further elevate the guest experience. Norwegian has been named “North America’s Leading Cruise Line” for the second time, along with being honored as the “Caribbean’s Leading Cruise Line” for the fifth consecutive year and “Europe’s Leading Cruise Line” for the tenth consecutive year at the 2017 World Travel Awards. In 2016, Norwegian also received awards for “World’s Leading Large Ship Cruise Line” for the fifth consecutive year and “Europe’s Responsible Tourism Award” for the second consecutive year and the award for “World’s Best Cruise Spa” for the Mandara Spa® on board Norwegian Cruise Line.

Oceania Cruises offers the finest cuisine at sea and immersive destination experiences with destination-rich itineraries spanning the globe. Oceania Cruises operates a fleet of six mid-size ships, including two 1,250-Berth O-Class Ships, and four 684-Berth R-Class Ships. Oceania Cruises is ranked as one of the world’s best cruise lines by Condé Nast Traveler and Travel + Leisure. Oceania Cruises was awarded “Best Cabins,” “Best Dining,” “Best Fitness & Recreation,” “Best Public Rooms” and “Best Service” in the Cruise Critic Cruisers’ Choice Awards for 2017 and “Best Luxury Cruise Line for Dining” in Cruise Critic Cruisers’ 2016 Editors’ Picks along with “Best for Food,” “Best for On-Shore Excursions” and “Best for Suites” in the 2016 Town & Country Cruise Awards. Also in 2017, Ensemble Travel ® Group awarded Oceania Cruises “Cruise Partner of the Year” and “Marketing Partner of the Year.”

Regent Seven Seas Cruises is an all-inclusive cruise line which provides all-suite accommodations, round-trip air transportation, highly personalized service, specialized cuisine, fine wines and spirits, unlimited internet access, sightseeing excursions in every port and other amenities included in the cruise fare. The brand operates four award-winning ships, totaling 2,640 Berths. Condé Nast Traveler named Regent Seven Seas Cruises on its 2017 Gold List and among the World’s Best Medium- and Small-Ships Cruise Lines in its 2016 Readers’ Choice Awards. Regent Seven Seas Cruises also consistently places in Travel + Leisure’s top 5 Best Ocean Cruise Lines with Midsized Ships and tops U.S. News & World Report’s best cruise lines rankings. In 2016, Cruise Critic recognized Seven Seas Explorer as the Best New Luxury Ship and Porthole Cruise Magazine recognized Seven Seas Explorer as the Best Luxury Ship. In 2017, TravAlliance recognized Seven Seas Explorer as the Best Luxury Ship.

Our Fleet

The following table presents information about our ships and their primary areas of operation based on current itineraries, which are subject to change.

Ship(1)	Year Built	Primary Areas of Operation

Norwegian
Norwegian Bliss (2)	2018	Alaska, Bahamas, Caribbean
Norwegian Joy	2017	Asia
Norwegian Escape	2015	Caribbean, Bahamas, Mexico, Bermuda, Canada, New England
Norwegian Getaway	2014	Caribbean, Bahamas, Mexico
Norwegian Breakaway	2013	Caribbean, Bahamas, Europe
Norwegian Epic	2010	Europe, Caribbean, Bahamas, Mexico, Bermuda
Norwegian Gem	2007	Bahamas, Caribbean, Canada, New England
Norwegian Jade	2006	Europe, Caribbean, Panama Canal, Mexico, Canada, New England, Bahamas
Norwegian Pearl	2006	Alaska, Bahamas, Caribbean, Pacific Coastal, Panama Canal, Mexico
Norwegian Jewel	2005	Alaska, Pacific Coastal, South Pacific, Australia, New Zealand, Asia
Pride of America	2005	Hawaii
Norwegian Dawn	2002	Bermuda, Caribbean, Canada, New England, Mexico
Norwegian Star	2001	Caribbean, Europe, Mexico, Panama Canal, South America
Norwegian Sun	2001	Caribbean, Alaska, South America, Pacific Coastal, Mexico, Cuba, Panama Canal, Canada, Bahamas
Norwegian Sky	1999	Bahamas, Cuba
Norwegian Spirit	1998	Europe

Oceania Cruises
Oceania Riviera	2012	Caribbean, Europe, Bahamas, Bermuda
Oceania Marina	2011	South America, Panama Canal, Mexico, South Pacific, Europe, Caribbean, Canada, Hawaii
Oceania Nautica	2000	Asia, Africa, Europe
Oceania Sirena (3)	1999	Caribbean, South America, Panama Canal, Europe, Bermuda, Cuba, Bahamas, Mexico
Oceania Regatta	1998	Caribbean, Panama Canal, South America, Alaska, Mexico, Australia, New Zealand, Asia, Hawaii, South Pacific, Cuba, Bahamas
Oceania Insignia	1998	Caribbean, South America, Asia, South Pacific, Australia, New Zealand, Canada, New England, Bermuda, Bahamas, Africa, Panama Canal, Mexico, Cuba, Hawaii

Regent
Seven Seas Explorer	2016	Caribbean, Europe, Africa, Mexico, Bahamas
Seven Seas Voyager	2003	Asia, Europe, Australia, New Zealand, Cuba, Bermuda, Caribbean, Mexico
Seven Seas Mariner	2001	Caribbean, South America, Panama Canal, Canada, Alaska, Cuba, South Pacific, Hawaii, Bermuda, Europe, Mexico, Australia, New Zealand
Seven Seas Navigator	1999	Caribbean, Panama Canal, Canada, New England, Asia, Bermuda, Europe, South Pacific, Australia, New Zealand, Cuba, Mexico, Hawaii, Africa

(1)	The table above does not include an additional six ships on order.
(2)	Norwegian Bliss is scheduled for delivery in April 2018.
(3)	Sirena was refurbished and joined our fleet in 2016.

Our Competitive Strengths

We believe that the following business strengths will enable us to execute our strategy:

Rich Stateroom Mix

The Norwegian, Oceania Cruises and Regent fleets offer an attractive mix of staterooms, suites and villas. Norwegian’s accommodations include the groundbreaking Studio staterooms designed for solo travelers centered around the Studio Lounge, a private lounge area solely for Studio guests, as well as ocean views, balconies, and connecting accommodations to meet the needs of all types of cruisers. Norwegian’s suites range from two bedroom family suites to penthouses and owner suites, as well as three bedroom Garden Villas measuring up to 6,694 square feet. In addition, nine of Norwegian’s ships offer The Haven, a key-card access enclave on the upper decks with luxurious suite accommodations, exclusive amenities, and 24/7 butler and concierge service. The Haven suites surround a private courtyard with pool, hot tubs, sundeck, fitness center and steam rooms. Onboard Norwegian Epic, the Breakaway Class Ships and the Breakaway Plus Class Ships, The Haven also includes a private lounge and fine dining restaurant.

The spacious and elegant accommodations on Oceania Cruises’ six award-winning ships, the 684-Berth Regatta, Insignia, Sirena and Nautica, and the 1,250-Berth Marina and Riviera, range from 160-square foot inside staterooms to opulent 2,030-square foot owner suites. The Regent fleet is comprised of four ships — Seven Seas Voyager, Seven Seas Mariner and Seven Seas Explorer feature all-suite, all-balcony accommodations and a majority of the accommodations on Seven Seas Navigator include balconies.

High-Quality Service

The Norwegian, Oceania Cruises and Regent brands all offer a high level of onboard service. We collaborate amongst the brands to provide an enhanced guest experience across all brands. Norwegian offers guests the freedom and flexibility to design their ideal cruise vacation on their schedule with no set dining times, a variety of entertainment options and no formal dress codes. Oceania Cruises and Regent are known for their quality of service, including some of the highest crew-to-guest ratios in the industry and a staff trained to deliver personalized and attentive service in a country club, casual setting.

Diverse Selection of Premium Itineraries

We have expanded our already broad range of premium itineraries. Our fleet has a worldwide deployment, offering a few days to 180-day itineraries, including destinations in Scandinavia, Russia, the Mediterranean, the Greek Isles, Alaska, Canada and New England, Asia, Tahiti and the South Pacific, Australia and New Zealand, Africa, India, South America, the Panama Canal, and the Caribbean. We introduced a new destination, Harvest Caye, in November 2016. This destination in Southern Belize features Belize’s only cruise ship pier, expansive seven acre white sand beach, 15,000 sq. ft. pool with swim up bar, multiple dining options and a nature center with wildlife experiences plus adventure tours.

Strong Cash Flow

We believe our business model will generate a significant amount of cash flow with high revenue visibility. All three of our brands afford the ability to pre-sell tickets, receive customer deposits and sell onboard activities in advance with long lead times ahead of sailing. In terms of newbuild capital expenditures, the cash flow impact is mitigated as we have obtained export credit financing for the ships which is expected to fund approximately 80% of the contract price of each ship expected to be delivered through 2025, subject to certain conditions.

Highly Experienced Management Team

Our senior management team is comprised of executives with extensive experience in the cruise, travel, leisure and hospitality-related industries. Frank J. Del Rio is our President and Chief Executive Officer of NCLH. He has been successful in leading the integration of Norwegian, Oceania Cruises and Regent brands. Prior to this, he had been responsible for the financial and strategic development of Prestige. Mr. Del Rio founded Oceania Cruises in October 2002 and played a vital role in the development of Renaissance Cruises from 1993 to 2001. Andrew Stuart is our President and Chief Executive Officer of our Norwegian brand. Mr. Stuart joined Norwegian in 1988 and has held several Senior Management positions in Sales, Marketing and Passenger Services during his tenure before becoming President and Chief Executive Officer. Robert Binder is our Vice Chairman for the Oceania Cruises and Regent brands and President and Chief Executive Officer, Oceania Cruises brand and Jason M. Montague is our President and Chief Executive Officer for the Regent brand. Mr. Binder and Mr. Montague were instrumental in launching Oceania Cruises in 2002 and are widely regarded as its co-founders. Robin Lindsay is our Executive Vice President, Vessel Operations, for NCLH since January 2015. Mr. Lindsay was instrumental in the extensive refurbishment and launch of Oceania Cruises’ Regatta, Insignia and Nautica and the development of the Marina and Riviera. For more on our senior management, see “Executive Officers” below.

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

Diversification of deployment is achieved by our destination management team which reviews deployments across the fleet, either repositioning ships to new destinations or fine-tuning itineraries, with the goal of creating product scarcity which, in turn, leads to higher pricing.

We also seek to increase demand through effective marketing campaigns across various channels such as branding campaigns on nationwide television or targeted mail campaigns aimed at supporting seasonal deployments. Our sales forces are also drivers of demand, particularly in terms of educating travel agents on our products and services in order for them to better sell to potential vacationers.

Lastly, our international expansion efforts are aimed at increasing brand awareness across the globe which allows us to diversify our guest sourcing.  We maintain numerous sales offices which support sales and marketing efforts in various markets outside of North America including the United Kingdom, Europe, China, Australia, Brazil, India, Japan and Singapore.

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

Ship Refurbishments. We have invested in revitalizations to our ships which provides a product which we believe delivers higher guest satisfaction and, in turn, higher pricing.

Disciplined Fleet Expansion

We have Norwegian Bliss and Norwegian Encore on order for delivery in the spring of 2018 and the fall of 2019, respectively. These ships will be the largest in our fleet, each reaching approximately 164,600 Gross Tons. With approximately 3,770 to 4,000 Berths each, they will be similar in design to our first Breakaway Plus Class Ship, Norwegian Escape, which was delivered in October 2015, and will include additional innovative features. We also have a contract to build a second Explorer Class Ship, Seven Seas Splendor to be delivered in the winter of 2020. Project Leonardo consists of four ships on order with expected delivery dates through 2025 with an option for two additional ships for delivery in 2026 and 2027, subject to certain conditions. The four Leonardo ships are each 140,000 gross tons with approximately 3,300 Berths. We have obtained export credit financing for the ships which is expected to fund approximately 80% of the contract price of each ship expected to be delivered through 2025, subject to certain conditions. We believe these new ships will allow us to continue expanding the reach of our brands, positioning us for accelerated growth and providing an optimized return on invested capital.

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

International.  The international channel represents an underpenetrated channel of distribution and one that we have increased focus on since 2015.  Focus on this market accomplishes the dual objective of allowing us to grow our yields and capacity faster than if we only focused on the North American market while also allowing us to diversify our risk.  As part of this focus, we have undertaken a three-pronged strategy of:

•	expanding the management, sales and marketing teams that oversees this area,
•	broadening our travel agency distribution to multiple partners in each region, and
•	expanding the geographic reach of our product by deploying our ships in areas that appeal to international guests and by personalizing our product for their tastes.

As part of this strategy, we have opened offices in Sydney, Shanghai, Beijing, Hong Kong, Mumbai, Tokyo, and Singapore and expanded or renovated our existing offices in Southampton, Sao Paulo and Wiesbaden.

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

Itineraries

We offer cruise itineraries ranging from a few days to 180-days calling on worldwide locations, including destinations in Scandinavia, Russia, the Mediterranean, the Greek Isles, Alaska, Canada and New England, Asia, Tahiti and the South Pacific, Australia and New Zealand, Africa, India, South America, the Panama Canal, and the Caribbean. We have developed, and are continuing to develop, innovative itineraries to position our ships in new and niche markets as well as in the mainstream markets throughout the world.

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

For some of our longer itineraries, we strive to maximize profitability by selling segments of the longer itineraries as shorter cruises (i.e., which last 7 to 20 days) in order to capture more time-constrained customers. We believe the deployment flexibility created by the use of longer itineraries translates off-peak seasons into more profitable portions of longer cruises. We have bolstered our presence internationally by opening sales offices in Shanghai, Beijing, Hong Kong, Sydney, Singapore, Tokyo and Mumbai which will further increase sourcing from these markets for all three brands.

In addition to expanding our international sourcing efforts, we are in the process of deploying our vessels to new destinations around the world. Norwegian Joy homeports year-round in the Asia Pacific region with itineraries that include many of the region’s ports.

Additionally, all three of our brands sail to the Republic of Cuba. These sailings began in the spring of 2017, and offer U.S. travelers the opportunity to visit the culturally rich country on select Caribbean sailings that include calls in the historic city of Havana.

Passenger Ticket Revenue

We offer our guests a wide variety of cruise fare options when booking a cruise. Our cruise ticket prices generally include cruise fare and a wide variety of onboard activities and amenities, as well as meals and entertainment. In some instances, cruise ticket prices include round-trip airfare to and from the port of embarkation, complimentary beverages, unlimited shore excursions, free internet, pre-cruise hotel packages, and on some of the exotic itineraries pre or post land packages. Prices vary depending on the particular cruise itinerary, stateroom category selected and the time of year that the voyage takes place.

Onboard and Other Revenue

All three brands generate onboard and other revenue for additional products and services which are not included in the cruise fare, including casino operations, certain food and beverage, gift shop purchases, spa services, photo services and other similar items. Food and beverage, casino operations and shore excursions are generally managed directly by us while retail shops, spa services, art auctions and internet services may be managed through contracts with third-party concessionaires. These contracts generally entitle us to a fixed percentage for the gross sales derived from these concessions. Norwegian’s ticket prices typically include cruise accommodations, meals in certain dining facilities and many onboard activities such as entertainment, pool-side activities, some internet services and various sports programs. Norwegian generates additional revenue on our ships from casino operations, food and beverage, shore excursions, gift shop purchases, spa services, photo services and other similar items. To maximize onboard revenue, Norwegian uses various cross-marketing and promotional tools which are supported by point-of-sale systems permitting “cashless” transactions for the sale of these products and services. Oceania Cruises’ offerings may include air transportation and certain other amenities. Regent’s offerings typically include air transportation, a pre-cruise hotel night stay (for concierge level and above), premium wines and top shelf liquors, gratuities and unlimited shore excursions. Both Regent and Oceania Cruises generate additional revenue from casino operations, gift shop purchases, premium shore excursions and spa services.

Onboard and other revenue accounted for 31%, 30% and 28% of our consolidated revenue in 2017, 2016 and 2015, respectively.

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

Competition

Our primary competition includes operators such as Carnival Corporation & Carnival plc, which owns and operates Carnival Cruise Line, Holland America Line, Princess Cruises and Seabourn Cruise Line, among others, and Royal Caribbean Cruises Ltd., which owns and operates Royal Caribbean International, Celebrity Cruises and Azamara Club Cruises, among others, as well as other cruise lines such as MSC Cruises, Crystal Cruises, Silversea Cruises and Viking Ocean Cruises. In addition, we compete with land-based vacation alternatives, such as hotels and resorts, vacation ownership properties, casinos, and tourist destinations throughout the world.

Sales of cruises and onboard offerings are subject to consumer discretionary spending levels and may be influenced by geopolitical events and economic conditions.

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

Trademarks and Tradenames

Under the Norwegian brand, we own a number of registered trademarks relating to, among other things, the names “NORWEGIAN CRUISE LINE” and “FEEL FREE,” the names of our ships (except where trademark applications for these have been filed and are pending), incentive programs and specialty services rendered on our ships and specialty accommodations such as “THE HAVEN BY NORWEGIAN.” In addition, we own registered trademarks relating to the “FREESTYLE” family of names, including, “FREESTYLE CRUISING,” “FREESTYLE DINING” and “FREESTYLE VACATION.” We believe that these trademarks are widely recognized throughout North America, Europe and other areas of the world and have considerable value.

Under the Oceania Cruises brand, we own a number of registered trademarks relating to, among other things, the names “OCEANIA CRUISES” and its logo, “REGATTA,” “INSIGNIA,” and “YOUR WORLD. YOUR WAY.”

Under the Regent brand, we own registered trademarks relating to, among other things, the names “SEVEN SEAS CRUISES” and “LUXURY GOES EXPLORING” as well as the names of our ships (except where trademark applications have been filed and are pending).

We also claim common law rights in trademarks and tradenames used in conjunction with our ships, incentive programs, customer loyalty program and specialty services rendered onboard our ships for each of our brands.

The Regent ships have been operating under the Regent brand since 2006. We entered into a trademark license agreement with Regent Hospitality Worldwide, Inc., which we amended in February 2011, granting us the right to use the “Regent” brand family of marks. The amended trademark license agreement allows Regent to use the Regent tradename, in conjunction with cruises, in perpetuity, subject to the terms and conditions in the agreement.

Regulatory Issues

Registration of Our Ships

Seventeen of the ships that we currently operate are registered in the Bahamas. One of our ships, Pride of America, is a U.S.-flagged ship. Seven of our ships are registered in the Marshall Islands. Our ships registered in the Bahamas and the Marshall Islands are inspected at least annually pursuant to Bahamian and Marshall Islands requirements and are subject to International laws and regulations and to various U.S. federal regulatory agencies, including, but not limited to, the U.S. Public Health Service and the U.S. Coast Guard. Our U.S.-registered ship is subject to laws and regulations of the U.S. federal government, including, but not limited to, the Food and Drug Administration (“FDA”), the U.S. Coast Guard and U.S. Department of Labor. The international, national, state and local laws, regulations, treaties and other legal requirements applicable to our operations change regularly, depending on the itineraries of our ships and the ports and countries visited.

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

With regard to air quality requirements, the International Maritime Organization’s (“IMO”) convention entitled Prevention of Pollution from Ships (“MARPOL”) has set a global limit on fuel sulfur content of 0.5% (reduced from the current 3.5% global limit) beginning January 2020. Alternative compliance methods, such as the use of alternative fuels, or sulfur scrubbers that reduce an equivalent amount of sulfur emissions, may also be utilized. This fuel standard was initially set in 2008 and was reviewed in 2016 to determine the availability of fuel oil to comply with this standard. The review took into account supply and demand in the global fuel oil market, an analysis of trends in fuel oil markets and other relevant issues. The result of the review was to confirm the date of implementation as January 2020.

MARPOL also requires stricter limitations on sulfur emissions within designated Emission Control Areas (“ECAs”), which include the Baltic Sea, the North Sea/English Channel, North American waters and the U.S. Caribbean Sea. Ships operating in these waters are required to use fuel with a sulfur content of no more than 0.1% or use approved alternative emission reduction methods. Additional ECAs may also be established in the future, with areas around Norway, Japan, and the Mediterranean Sea being considered.

Ballast water discharges are governed by the MARPOL Ballast Water Management Convention, which came into force in 2017 (“The Convention”), and which governs the discharge of ballast water from ships. Ballast water, which is seawater held onboard ships and used for stabilization, may contain a variety of marine species. The Convention is designed to regulate the treatment and discharge of ballast water to avoid the transfer of marine species to new, different, or potentially unsuitable environments.

MARPOL also sets forth requirements for discharges of garbage, oil and sewage from ships, including regulations regarding the ships’ equipment and systems for the control of such discharges, and the provision of port reception facilities for sewage handling. Ships are generally prohibited from discharging sewage into the sea within a specified distance from the nearest land. Governments are required to ensure the provision of adequate reception facilities at ports and terminals for the reception of sewage, without causing delay to ships. Ships are generally required to be equipped with either approved sewage treatment plants, disinfecting systems or sewage holding tanks.

Recently adopted amendments to MARPOL will make the Baltic Sea a “Special Area” where sewage discharges from passenger ships will be prohibited. Stricter discharge restrictions will be in effect for new passenger ships in 2019, and for existing passenger ships starting in 2021.

These requirements may impact our operations unless suitable port waste facilities are available, or new technologies for onboard waste treatment are developed. Accordingly, the cost of complying with these requirements is not determinable at this time.

In the U.S., the Clean Water Act of 1972, and other laws and regulations, provide the Environmental Protection Agency (“EPA”) with the authority to regulate commercial vessels’ incidental discharges of ballast water, bilge water, gray water, anti-fouling paints and other substances during normal operations while a vessel is in inland waters, within three nautical miles of land, and in designated federally-protected waters. The U.S. National Pollutant Discharge Elimination System (“NPDES”) program, authorized by the Clean Water Act, was established to reduce pollution within U.S. territorial waters. For our affected ships, all of the NPDES requirements are set forth in the EPA’s Vessel General Permit (“VGP”). The VGP establishes effluent limits for 26 specific discharge streams incidental to the normal operation of a vessel. In addition to these discharge- and vessel-specific requirements, the VGP includes requirements for inspections, monitoring, reporting and recordkeeping.

The Act to Prevent Pollution from Ships, which implements the MARPOL in the U.S., provides for potentially severe civil and criminal penalties related to ship-generated pollution for incidents in U.S. waters within three nautical miles of land and, in some cases, within the 200-nautical mile Exclusive Economic Zone (“EEZ”).

The Oil Pollution Act of 1990 (“OPA 90”) provides for strict liability for water pollution caused by the discharge of oil in the 200-nautical mile EEZ of the U.S., subject to defined monetary limits. OPA 90 requires that in order for us to operate in U.S. waters, we must have Certificates of Financial Responsibility (“COFR”) from the U.S. Coast Guard for each ship.  Our continued OPA 90 certification signifies our ability to meet the requirements for related OPA 90 liability in the event of an oil spill or release of a hazardous substance.

Many coastal U.S. states have also enacted environmental regulations that impose strict liability for removal costs and damages resulting from a discharge of oil or a release of a hazardous substance. These laws may be more stringent than U.S. federal law and, in some cases, the laws have no statutory limits of liability. Among the most stringent requirements are those set by the State of Alaska, which has enacted legislation that prohibits certain discharges in designated state waters and requires that certain discharges be monitored to verify compliance with the established standards. The legislation also provides that repeat violators of the regulations could be prohibited from operating in Alaskan waters.

The European Union (“EU”) has also adopted a substantial and diverse range of environmental measures aimed at maintaining or improving the quality of the environment. To support the implementation and enforcement of European environmental legislation, the EU has adopted directives on environmental liability and enforcement as well as a recommendation providing for minimum criteria for environmental inspections.

With regard to air emissions from seagoing ships, the EU requires the use of low sulfur (less than 0.1%) marine gas oil in EU ports. Passenger ships on regular service to EU ports (and not operating in an ECA) are required to use fuels containing a maximum sulfur content of 1.5%. The EU has set January 2020 as the compliance date for the 0.5% fuel sulfur limit within their jurisdictional waters.

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

Security and Safety

The IMO has adopted safety standards as part of the SOLAS convention, which apply to all of our ships. SOLAS establishes requirements for vessel design, structural features, construction methods and materials, refurbishment standards, life-saving equipment, fire protection and detection, safe management and operation and security in order to help ensure the safety and security of our guests and crew. All of our crew undergo regular security and safety training exercises that meet all international and national maritime regulations.

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

Maritime-Labor

In 2006, the International Labor Organization (“ILO”), an agency of the United Nations that develops and oversees international labor standards, adopted a new Consolidated Maritime Labor Convention (“MLC 2006”). MLC 2006 contains a comprehensive set of global standards based on those that are already found in 68 maritime labor Conventions and Recommendations adopted by the ILO since 1920. MLC 2006 includes a broad range of requirements, such as a broader definition of a seafarer, minimum age of seafarers, medical certificates, recruitment practices, training, repatriation, food, recreational facilities, health and welfare, hours of work and rest, accommodations, wages and entitlements. MLC 2006 added requirements not previously in effect, in the areas of occupational safety and health. MLC 2006 became effective in certain countries commencing August 2013. The Standard of Training Certification and Watch Keeping for Seafarers (“STCW”), as amended, establishes minimum standards relating to training, certification and watch-keeping for our seafarers.

Financial Requirements

The Federal Maritime Commission (“FMC”) requires evidence of financial responsibility for those offering transportation on passenger ships operating out of U.S. ports to indemnify passengers in the event of non-performance of the transportation. Accordingly, each of our three brands are required to maintain a $30.0 million third-party performance guarantee in respect of liabilities for non-performance of transportation and other obligations to passengers. The guarantee requirements are subject to additional consumer price index-based adjustments. Also, our brands have a legal requirement to maintain a security guarantee based on cruise business originated from the U.K. As of December 31, 2017, approximately British Pound Sterling 11.8 million was in place as a security guarantee. We also are required to establish financial responsibility by other jurisdictions to meet liability in the event of non-performance of our obligations to passengers from those jurisdictions.

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

NCLH is incorporated in Bermuda, a qualified foreign country which grants an equivalent exemption, and NCLH meets the publicly traded test because its ordinary shares were primarily and regularly traded on the Nasdaq until December 18, 2017 and have been primarily and regularly traded on the New York Stock Exchange (“NYSE”) since December 19, 2017. Both the Nasdaq and the NYSE are considered to be established securities markets in the U.S. Therefore, we believe that NCLH qualifies for the benefits of Section 883.

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

For U.S. federal income tax purposes, Regent and its non-U.S. subsidiaries are disregarded as entities separate from their immediate foreign parent (PCH) and Oceania Cruises is treated as a corporation. For 2015, 2016 and 2017 both Regent and Oceania Cruises relied on NCLH’s ability to meet the requirements necessary to qualify for the benefits of Section 883 as discussed above.

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

If we do not qualify for exemption under Section 883, or if the provision was repealed, then any U.S.-sourced shipping income or any other income that is considered to be effectively connected income would be subject to federal corporate income taxation on a net basis (generally at a 35% rate, 21% rate effective January 1, 2018) and state and local taxes, and our effectively connected earnings and profits may also be subject to an additional branch profits tax of 30%, unless a lower treaty rate applies (the “Net Tax Regime”). Our U.S. source shipping income is considered effectively connected income if we have, or are considered to have, a fixed place of business in the U.S. involved in the earning of U.S. source shipping income, and substantially all of our U.S. source shipping income is attributable to regularly scheduled transportation, such as the operation of a vessel that follows a published schedule with repeated sailings at regular intervals between the same points for voyages that begin or end in the U.S.

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

The Tax Cuts and Jobs Act (the “Act”) was enacted on December 22, 2017. Among other provisions, the Act reduces the U.S. federal corporate tax rate from 35% to 21%. The SEC staff issued Staff Accounting Bulletin (“SAB”) No. 118, which addresses how a company recognizes provisional amounts when a company does not have the necessary information available, prepared or analyzed (including computations) in reasonable detail to complete its accounting for the effect of the changes in the Act. The measurement period ends when a company has obtained, prepared and analyzed the information necessary to finalize its accounting, but cannot extend beyond one year. As of December 31, 2017, we have not completed the accounting for the tax effects of enactment of the Act; however, as described below, we have made a reasonable estimate of the effects on existing deferred tax balances. These amounts are provisional and subject to change. The most significant impact of the Act for the Company was a $7.4 million reduction of the value of net deferred tax liabilities (which represent future tax expenses) that was recorded as a discrete tax benefit as a result of lowering the U.S. corporate income tax rate from 35% to 21%. The tax benefit represents a provisional amount and the Company’s current best estimate. Any adjustments recorded to the provisional amount through the end of 2018 will be included in income from operations as an adjustment to tax expense. The provisional amounts incorporate assumptions made based upon the Company’s current interpretation of the Act and may change as the Company receives additional clarification and implementation guidance. Other aspects of the Act are either not applicable or not expected to have a material impact on the Company’s consolidated financial statements.

Employees

As of December 31, 2017, we employed approximately 3,000 full-time employees worldwide in our shoreside operations and approximately 28,000 shipboard employees. Regent and Oceania Cruises’ ships also utilize a third party to provide additional hotel and restaurant employees onboard. We refer you to “Risk Factors—Amendments to the collective bargaining agreements for crew members of our fleet and other employee relation issues may materially adversely affect our financial results” for more information regarding our relationships with union employees and our collective bargaining agreements that are currently in place.

Ports and Facilities

We own a private island in the Bahamas, Great Stirrup Cay, which we utilize as a port-of-call on certain itineraries. We have also developed a cruise destination in Belize, Harvest Caye, which we introduced in November 2016. In addition, we have entered into various agreements relating to port or berthing rights for our ships, which include the following:

•	an agreement with the Government of Bermuda whereby we are permitted weekly calls in Bermuda through 2022 from Boston and New York.

•	contracts with the Port of New Orleans, PortMiami, Port Canaveral and the Port of Tampa pursuant to which we receive preferential Berths to the exclusion of other vessels for certain specified days of the week at the cities’ cruise ship terminals.

•	a concession permit with the U.S. National Park Service whereby our ships are permitted to call on Glacier Bay during each summer cruise season through September 30, 2019.

•	an agreement with the British Virgin Islands Port Authority granting priority berthing rights for a 15-year term through April 2032 with options to extend the agreement for two additional five year terms.

•	an agreement with the West Indian Company Limited granting priority berthing rights in St. Thomas for a 10-year term through September 2026 with an option to extend the agreement for an additional five years.

•	an agreement with the Port of Seattle for a 15-year lease through October 2030 with an option to extend the agreement for an additional five years where we have committed to a capital investment to develop the port for approximately $30 million and the port has committed to reimburse $15 million.

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

Although we sell cruises on an international basis, our passenger ticket revenue is primarily attributed to U.S.-sourced guests who make reservations in the U.S. Revenue attributable to U.S.-sourced guests was 77%, 81% and 75% for the years ended December 31, 2017, 2016 and 2015, respectively. No other individual country’s revenues exceeded 10% in any of our last three years.

Revenues by destination were as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015
North America	$3,285,903	$3,132,208	$2,743,007
Europe	1,347,381	1,148,403	1,120,705
Asia-Pacific	394,631	196,978	198,131
Other	368,260	396,751	283,205
Total Revenues	$5,396,175	$4,874,340	$4,345,048

Substantially all of our long–lived assets are located outside of the U.S. and consist primarily of our ships. We have 17 ships with Bahamas registry with a carrying value of $8.0 billion as of December 31, 2017 and 16 ships with Bahamas registry with a carrying value of $7.1 billion as of December 31, 2016. We have seven ships with Marshall Island registry with a carrying value of $1.9 billion as of December 31, 2017 and 2016. We also have one ship with U.S. registry with a carrying value of $0.3 billion as of December 31, 2017 and 2016.

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

Executive Officers

The following table sets forth certain information regarding NCLH’s executive officers as of February 17, 2018.

Name	Age	Position
Frank J. Del Rio	63	Director, President and Chief Executive Officer
Wendy A. Beck (1)	53	Executive Vice President and Chief Financial Officer
Robert Binder	53	Vice Chairman Oceania Cruises and Regent, President and Chief Executive Officer, Oceania Cruises brand
Jason M. Montague	44	President and Chief Executive Officer, Regent brand
Andrew Stuart	54	President and Chief Executive Officer, Norwegian brand
T. Robin Lindsay	60	Executive Vice President, Vessel Operations
Harry Sommer	50	Executive Vice President, International Business Development
Faye L. Ashby	46	Senior Vice President and Chief Accounting Officer
Daniel S. Farkas	49	Senior Vice President, General Counsel and Assistant Secretary

(1) Ms. Beck has announced that she will be leaving the Company to pursue other career opportunities, but has agreed to continue in her current position with the Company through September 30, 2018 or any earlier date as may be determined by the Company.

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

Jason M. Montague has served as President and Chief Executive Officer of the Regent brand since September 2016. In this role, he is responsible for financial and day-to-day operations of the Regent brand. Previously, he served as President and Chief Operating Officer for the Oceania Cruises and Regent brands from December 2014 until September 2016, where he successfully oversaw the launch of Sirena for the Oceania Cruises brand and the Seven Seas Explorer for the Regent brand. Prior to that, he served as Executive Vice President and Chief Integration Officer for NCLH during the Acquisition of Prestige. Before the acquisition by NCLH, he served as Chief Financial Officer and Executive Vice President for Prestige, from September 2010 until November 2014. During his twelve-year tenure at Prestige, Mr. Montague helped build the business plan for the launch of Oceania Cruises in 2002, including oversight for the purchase of its initial three R-class vessels, was involved with the equity investment by Apollo Global Management, LLC and acquisition of Regent Seven Seas Cruises, and drove financing and delivery of Oceania Cruises’ newbuilds, Marina and Riviera. Mr. Montague served as Oceania Cruises’ Vice President and Treasurer from 2004 to 2007 and Senior Vice President of Finance from

2008 to 2010. Prior to joining Oceania Cruises, Mr. Montague operated a successful consulting practice focused on strategic planning and development of small to medium-sized companies. Previously, he held the position of Vice President, Finance for Alton Entertainment Corporation, a brand equity marketer that was majority owned by the Interpublic Group of Companies. Mr. Montague holds a B.B.A. in Accounting from the University of Miami.

Andrew Stuart has served as the President and Chief Executive Officer for the Norwegian brand since September 2016 and as President and Chief Operating Officer for the Norwegian brand from March 2015 until September 2016. He was previously our Executive Vice President, Global Sales and Passenger Services from November 2008 until March 2015. From April 2008 through September 2008, he held the position of Executive Vice President and Chief Product Officer. From September 2003 through March 2008, he served as Executive Vice President of Marketing, Sales and Passenger Services. Prior to that, he was our Senior Vice President of Passenger Services as well as Vice President of Sales Planning. He joined us in August 1988 in our London office holding various Sales and Marketing positions before relocating to our headquarters in Miami. Mr. Stuart earned a B.S. in Catering Administration from Bournemouth University, United Kingdom.

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

Harry Sommer has served as Executive Vice President, International Business Development for NCLH since May 2015. From February 2015 until May 2015, he served as Executive Vice President and Chief Integration Officer for NCLH. Mr. Sommer previously served as Senior Vice President and Chief Marketing Officer of Prestige from October 2013 until February 2015, Senior Vice President, Finance, and Chief Information Officer of Prestige from September 2011 until October 2013 and Senior Vice President, Accounting, Chief Accounting Officer and Controller of Prestige from August 2009 until August 2011. Prior to joining Prestige, Mr. Sommer was the co-founder and President of Luxury Cruise Center, a high-end travel agency and prior to that, held various marketing and finance roles at Renaissance Cruises. Mr. Sommer holds an M.B.A. from Pace University and a B.B.A. from Baruch College.

Faye L. Ashby has served as Senior Vice President and Chief Accounting Officer of NCLH since February 2016. She joined NCLH as Controller in November 2014 after the Acquisition of Prestige and served in that position until February 2016. From January 2012 to November 2014, Ms. Ashby served as Controller for Prestige, where she managed and developed the Accounting and External Financial Reporting teams. From March 2010 to December 2011, Ms. Ashby held the position of Senior Director of Financial Reporting with Prestige, where she started the Financial Reporting Department and was responsible for the preparation of annual financial statements, coordination of external audits and researching technical accounting issues. Before joining Prestige, Ms. Ashby was a Senior Manager at the international public accounting firm of Deloitte. She has an M.B.A. and B.B.A. with concentrations in accounting from the University of Miami and is a Certified Public Accountant in Florida and New York.

Daniel S. Farkas has served as Senior Vice President and General Counsel of the Company since February 2008 and as Assistant Secretary of the Company since 2013. Since Mr. Farkas joined us in January 2004, he has held the positions of Secretary from 2010 to 2013, Vice President and Assistant General Counsel from 2005 to 2008, and Assistant General Counsel from 2004 to 2005. Mr. Farkas was formerly a partner in the Miami offices of the law firm Mase and Gassenheimer specializing in maritime litigation. Before that he was an Assistant State Attorney for the Eleventh Judicial Circuit in and for Miami-Dade County, Florida. Mr. Farkas currently serves on the board of directors of Camillus House, the Cruise Industry Charitable Foundation and the Steamship Mutual Underwriting Association Limited. Mr. Farkas earned a B.A., cum laude, in English and American Literature from Brandeis University and a J.D. from the University of Miami.

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

The operation of cruise ships carries an inherent risk of loss caused by adverse weather conditions and maritime disasters, including, but not limited to, oil spills and other environmental mishaps, extreme weather conditions such as hurricanes, floods and typhoons, fire, mechanical failure, collisions, human error, war, terrorism, piracy, political action, civil unrest and insurrection in various countries and other circumstances or events. Any such event may result in loss of life or property, loss of revenue or increased costs. The operation of cruise ships also involves the risk of other incidents at sea or while in port, including missing guests, inappropriate crew or passenger behavior and onboard crimes, which may bring into question passenger safety, may adversely affect future industry performance and may lead to litigation against us. Although we place passenger safety as the highest priority in the design and operation of our fleet, we have experienced accidents and other incidents involving our cruise ships and there can be no assurance that similar events will not occur in the future. It is possible that we could be forced to cancel a cruise or a series of cruises due to these factors or incur increased port-related and other costs resulting from such adverse events. Any such event involving our cruise ships or other passenger cruise ships may adversely affect guests’ perceptions of safety or result in increased governmental or other regulatory oversight. An adverse judgment or settlement in respect of any of the ongoing claims against us may also lead to negative publicity about us. Anything that damages our reputation (whether or not justified), including adverse publicity about passenger safety, could have an adverse impact on demand, which could lead to price discounting and a reduction in our sales and could adversely affect our business, financial condition and results of operations. If there is a significant accident, mechanical failure or similar problem involving a ship, we may have to place a ship in an extended Dry-dock period for repairs. This could result in material lost revenue and/or expenditures.

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

We believe there remains significant opportunity to expand our passenger sourcing into major markets, such as Europe and Australia, as well as into emerging markets in the Asia Pacific region and to expand our itineraries in new markets, such as Cuba, and we are in the process of such expansion efforts. Expansion into new markets requires significant levels of investment and attention from management. There can be no assurance that these markets will develop as anticipated or that we will have success in these markets, and if we do not, we may be unable to recover our investment spent to expand our business into these markets and may forgo opportunities in more lucrative markets, which could adversely impact our business, financial condition and results of operations.

Conducting business internationally may result in increased costs and risks.

We operate our business internationally and plan to continue to develop our international presence. Operating internationally exposes us to a number of risks, including political risks, risks of increases in duties and taxes, risks relating to anti-bribery laws, as well as risks that laws and policies affecting cruising, vacation or maritime businesses, or governing the operations of foreign-based companies may change. Additional risks include imposition of trade barriers, withholding and other taxes on remittances and other payments by subsidiaries and changes in and application of foreign taxation structures, including value added taxes. If we are unable to address these risks adequately, our business, financial condition and results of operations could be materially and adversely affected.

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

We have operations in and source passengers from the United Kingdom and other member countries of the European Union. On June 23, 2016, voters in the United Kingdom approved an advisory referendum to withdraw from the European Union. The proposed withdrawal resulted in increased volatility in the global financial markets and caused severe fluctuations in global currency exchange rates. The proposed withdrawal could potentially adversely affect tax, legal and regulatory regimes to which our business in the region is subject. The withdrawal could also, among other potential outcomes, disrupt the free movement of goods, services and people between the United Kingdom and the European Union. Further, uncertainty around these issues could lead to adverse effects on the economy of the United Kingdom and the other economies in which we operate making it more difficult to source passengers from these regions. These events could have a material adverse effect on our business, financial condition and results of operations.

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

We have also made significant investments in our information technology systems to optimize booking procedures, enhance the marketing power of our websites and control costs. Any unauthorized use of our information systems to gain access to sensitive information, corrupt data or create general disturbances in our operations systems could impair our ability to conduct business and damage our reputation. If our security systems were breached, we could be exposed to cyber-related risks and malware, and credit card and other sensitive data could be at risk. For example, in the processing of our guest transactions and as part of our ordinary business operations, we and certain of our third-party service providers collect, process, transmit and store a large volume of personally identifiable information, including email addresses and home addresses and financial data such as credit card information. The security of the systems and network where we and our service providers store this data is a critical element of our business, and these systems and our network may be vulnerable to computer viruses, hackers and other security issues. We cannot assure you that the precautions we have taken to avoid an unauthorized incursion of our information systems are either adequate or implemented properly to prevent a data breach and its adverse financial and reputational consequences to our business. In addition, we may not be in a position to promptly address attacks or unauthorized access or to implement adequate preventative measures if we are unable to immediately detect such attacks. We are also subject to laws relating to privacy of personal data, including European Union data privacy regulations. The compromise of our information systems resulting in the loss, disclosure, misappropriation of or access to the personally identifiable information of our guests, prospective guests or employees could result in governmental investigation, civil liability or regulatory penalties under laws protecting the privacy of personal information, any or all of which could disrupt our operations and materially adversely affect our business. Additionally, any material failure by us or our service providers to maintain compliance with the Payment Card Industry security requirements or to rectify a data security issue may result in fines and restrictions on our ability to accept credit cards as a form of payment.

In the event of a data security breach of our systems and/or third-party systems or a denial of service attack, we may incur costs associated with the following: response, notification, forensics, regulatory investigations, public relations, consultants, credit identity monitoring, credit freezes, fraud alert, credit identity restoration, credit card cancellation, credit card reissuance or replacement, data restoration, regulatory fines and penalties, vendor fines and penalties, legal fees, damages and settlements. In addition, data security breaches or denial of service attacks may cause business interruption, information technology disruption, disruptions as a result of regulatory investigation, digital asset loss related to corrupted or destroyed data, damage to our reputation, damages to intangible property and other intangible damages, such as loss of consumer confidence, all of which could impair our operations and have an adverse impact on our financial results.

Changes in fuel prices and/or other cruise operating costs would impact the cost of our cruise ship operations and our hedging strategies may not protect us from increased costs related to fuel prices.

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

We continue to expand our fleet through our newbuild program and may add up to nine additional ships to our fleet through 2027. Our competitors have also announced similar expansions to their fleets. These increases in capacity in the cruise industry globally and potential overcapacity in certain key markets may cause us to lower pricing, which would reduce profitability and adversely affect our results of operations. Additionally, older ships in our fleet may not be as competitive as new ships enter the market and we may not be able to sell such older ships at optimal prices.

Unavailability of ports of call may materially adversely affect our business, financial condition and results of operations.

We believe that attractive port destinations are a major reason why guests choose to go on a particular cruise or on a cruise vacation. The availability of ports, including the specific port facility at which our guests will embark and disembark, is affected by a number of factors, including, but not limited to, existing capacity constraints, security, safety and environmental concerns, adverse weather conditions and natural disasters such as hurricanes, floods, typhoons and earthquakes, financial limitations on port development, political instability, exclusivity arrangements that ports may have with our competitors, local governmental regulations and fees, local community concerns about port development and other adverse impacts on their communities from additional tourists and sanctions programs implemented by the Office of Foreign Assets Control of the United States Treasury Department or other regulatory bodies. Any limitations on the availability of ports of call or on the availability of shore excursions and other service providers at such ports could adversely affect our business, financial condition and results of operations.

Our indebtedness, and the agreements governing our indebtedness, may limit our flexibility in operating our business.

The agreements governing our indebtedness contain, and any instruments governing future indebtedness of ours may contain, covenants that impose significant operating and financial restrictions on us, including restrictions or prohibitions on our ability to, among other things:

•	incur or guarantee additional debt or issue certain preference shares;

•	pay dividends on or make distributions in respect of our share capital or make other restricted payments, including the ability of NCLH’s subsidiaries, including NCLC, to pay dividends or make distributions to NCLH;

•	repurchase or redeem capital stock or subordinated indebtedness;

•	make certain investments or acquisitions;

•	transfer, sell or create liens on certain assets;

•	consolidate or merge with, or sell or otherwise dispose of all or substantially all of our assets to, other companies;

•	enter into certain transactions with our affiliates;

•	pledge the capital stock of any guarantors of our indebtedness; and

•	designate our subsidiaries as unrestricted subsidiaries.

As a result of these covenants, we are limited in the manner in which we conduct our business, and we may be unable to engage in favorable business activities or finance future operations or capital needs. In addition, a substantial portion of our cash flow from operations is dedicated to the repayment of our indebtedness, which may limit our available funds for other business functions and strategic opportunities and may make us more vulnerable to downturns in our business, the economy and the industry in which we operate. We may not be able to generate sufficient cash to service all of our indebtedness, and may be forced to take other actions to satisfy our obligations under our indebtedness, including refinancing our indebtedness, which may not be successful. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations.

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

The new construction, refurbishment, repair and maintenance of our ships are complex processes and involve risks similar to those encountered in other large and sophisticated equipment construction, refurbishment and repair projects. Our ships are subject to the risk of mechanical failure or accident, which we have occasionally experienced and have had to repair. If there is a mechanical failure or accident in the future, we may be unable to procure spare parts when needed or make repairs without incurring material expense or suspension of service, especially if a problem affects certain specialized maritime equipment, such as the radar, a pod propulsion unit, the electrical/power management system, the steering gear or the gyro system.

In addition, availability, work stoppages, insolvency or financial problems in the shipyards’ construction, refurbishment or repair of our ships, or other “force majeure” events that are beyond our control and the control of shipyards or subcontractors, could also delay or prevent the newbuild delivery, refurbishment and repair and maintenance of our ships. Any termination or breach of contract following such an event may result in, among other things, the forfeiture of prior deposits or payments made by us, potential claims and impairment of losses. A significant delay in the delivery of a new ship, or a significant performance deficiency or mechanical failure of a new ship could also have an adverse effect on our business. The consolidation of the control of certain European cruise shipyards could result in higher prices for the construction of new ships and refurbishments and could limit the availability of qualified shipyards to construct new ships. Also, the lack of qualified shipyard repair facilities could result in the inability to repair and maintain our ships on a timely basis. These potential events and the associated losses, to the extent that they are not adequately covered by contractual remedies or insurance, could adversely affect our results of operations and financial condition.

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

A number of our passengers and crew depend on scheduled commercial airline services to transport them to ports of embarkation for our cruises. Increases in the price of airfare due to increases in fuel prices, fuel surcharges, changes in commercial airline services as a result of strikes, weather or other events, or the lack of availability due to schedule changes or a high level of airline bookings could adversely affect our ability to deliver guests and crew to or from our ships and thereby increase our cruise operating expenses which would, in turn, have an adverse effect on our financial condition and results of operations.

Amendments to the collective bargaining agreements for crew members of our fleet and other employee relation issues may materially adversely affect our financial results.

Currently, we are a party to eight collective bargaining agreements. Four of these agreements are in effect through 2018 and four through 2020. Any future amendments to such collective bargaining agreements or inability to satisfactorily renegotiate such agreements may increase our labor costs and have a negative impact on our financial condition. In addition, although our collective bargaining agreements have a no-strike provision, they may not prevent a disruption in work on our ships in the future. Any such disruptions in work could have a material adverse effect on our financial results.

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

We are subject to complex laws and regulations, including environmental laws and regulations, which could adversely affect our operations and any changes in the current laws and regulations could lead to increased costs or decreased revenue

Increasingly stringent federal, state, local and international laws and regulations on environmental protection and health and safety of workers could affect our operations. The U.S. Environmental Protection Agency, the IMO (a United Nations agency with responsibility for the safety and security of shipping and the prevention of marine pollution by ships), the Council of the European Union and individual countries and U.S. states are considering, as well as implementing, new laws and rules to manage cruise ship operations. In addition, many aspects of the cruise industry are subject to governmental regulation by the U.S. Coast Guard as well as international treaties such as SOLAS, an international safety regulation, MARPOL, an international environmental regulation, and

STCW and its requirements for ship manning. In addition, some environmental groups have lobbied for more extensive oversight of cruise ships and have generated negative publicity about the cruise industry and its environmental impact.

The U.S. and various state and foreign government and regulatory agencies have enacted or are considering new environmental regulations and policies aimed at reducing the threat of invasive species in ballast water, requiring the use of low-sulfur fuels, increasing fuel efficiency requirements and further restricting emissions, including those of green-house gases, and improving sewage and greywater-handling capabilities. Compliance with such laws and regulations may entail significant expenses for ship modification and changes in operating procedures which could adversely impact our operations as well as our competitors’ operations.

Among the laws impacting cruise ship operations are a 2006 ballot measure approved by Alaskan voters requiring that cruise ships meet Alaska Water Quality Standards (“WQS”). The law was relaxed somewhat in 2013, allowing ship operators to apply for mixing zones in discharge permits, an option that may ease compliance with certain WQS. The International Labor Organization’s Maritime Labor Convention, 2006 went into force on August 20, 2013. The Convention regulates many aspects of maritime crew labor and impacts the worldwide sourcing of new crew members. MARPOL regulations have established special ECAs with stringent limitations on sulfur and nitrogen oxide emissions from fuel burning aboard ships. Ships operating in designated ECAs (which include the Baltic Sea, the North Sea/English Channel, and many of the waters within 200 nautical miles of the U.S. and Canadian coasts including the Hawaiian Islands and waters surrounding Puerto Rico and the U.S. Virgin Islands) are generally expected to meet the new sulfur oxide emissions limits through the use of low-sulfur fuels or installation of sulfur scrubbing technologies.

These issues are, and we believe will continue to be, areas of focus by the relevant authorities throughout the world. This could result in the enactment of more stringent regulation of cruise ships that would subject us to increasing compliance costs in the future. By virtue of our operations in the U.S., the FMC requires us to maintain a third-party performance guarantee on our behalf in respect of liabilities for non-performance of transportation and other obligations to guests. The FMC has proposed rules that would significantly increase the amount of our required guarantees and accordingly our cost of compliance. There can be no assurance that such an increase in the amount of our guarantees, if required, would be available to us. For additional discussion of the FMC’s proposed requirements, we refer you to “Item 1—Business—Regulatory Issues.”

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

Risks Related to NCLH’s Ordinary Shares

Shareholders of NCLH may have greater difficulties in protecting their interests than shareholders of a U.S. corporation.

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

NCLH does not currently pay dividends on its ordinary shares.

NCLH does not currently pay dividends to its shareholders and NCLH’s Board of Directors may never declare a dividend. Our existing debt agreements restrict, and any of our future debt arrangements may restrict, among other things, the ability of NCLH’s subsidiaries, including NCLC, to pay distributions to NCLH and NCLH’s ability to pay cash dividends to its shareholders. In addition, any determination to pay dividends in the future will be entirely at the discretion of NCLH’s Board of Directors and will depend upon our results of operations, cash requirements, financial condition, business opportunities, contractual restrictions, restrictions imposed by applicable law and other factors that NCLH’s Board of Directors deems relevant. We are not legally or contractually required to pay dividends. In addition, NCLH is a holding company and would depend upon its subsidiaries for their ability to pay distributions to NCLH to finance any dividend or pay any other obligations of NCLH. Investors seeking dividends should not purchase NCLH’s ordinary shares.

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

Additionally, NCLH’s bye-laws contain provisions that prevent third parties, other than the Apollo Holders, the TPG Viking Funds and Genting HK, from acquiring beneficial ownership of more than 4.9% of its outstanding shares without the consent of NCLH’s Board of Directors and provide for the lapse of rights, and sale, of any shares acquired in excess of that limit. The effect of these provisions may preclude third parties from seeking to acquire a controlling interest in NCLH in transactions that shareholders might consider to be in their best interests and may prevent them from receiving a premium above market price for their shares.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

Information about our cruise ships may be found under “Item 1. Business—Our Fleet” and “Item. 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

NCLH’s principal executive offices are located in Miami, Florida where we lease approximately 313,600 square feet of facilities. We also have a lease of approximately 77,500 square feet for Prestige’s former executive offices in Miami, Florida which we have subleased to a third party. We lease approximately (i) 24,300 square feet of office space in Sunrise, Florida for sales; (ii) 13,900 square feet of office space in Southampton, England for sales and marketing in the U.K. and Ireland; (iii) 14,900 square feet of office space in Wiesbaden, Germany for sales and marketing in Europe; (iv) 31,000 square feet of office space in Phoenix, Arizona for a call center; (v) 17,600 square feet in Omaha, Nebraska for a call center; and (vi) 46,000 square feet of warehouse space in Tampa, Florida for entertainment theatrical production.

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

Item 4. Mine Safety Disclosures

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Since December 19, 2017, NCLH’s ordinary shares have been listed on the New York Stock Exchange under the symbol “NCLH.” Prior to December 19, 2017 and following the IPO, NCLH’s ordinary shares were listed on the Nasdaq Stock Market LLC (Nasdaq Global Select Market) under the symbol “NCLH.” The table below sets forth the high and low sales prices of our ordinary shares by quarter for the two most recent years as reported by the New York Stock Exchange since December 19, 2017 (and by Nasdaq prior to December 19, 2017):

2017

	High	Low
Fourth Quarter	$59.66	$52.36
Third Quarter	61.48	51.99
Second Quarter	56.29	46.96
First Quarter	52.50	42.64

2016

	High	Low
Fourth Quarter	$45.50	$35.21
Third Quarter	44.70	34.16
Second Quarter	55.25	38.17
First Quarter	58.19	37.01

Holders

As of February 16, 2018, there were 264 record holders of NCLH’s ordinary shares. Since certain of NCLH’s ordinary shares are held by brokers and other institutions on behalf of shareholders, the foregoing number is not representative of the number of beneficial owners.

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

Purchases of Equity Securities by the Issuer

On April 29, 2014, NCLH’s Board of Directors authorized, and NCLH announced, a three-year share repurchase program for up to $500.0 million. The share repurchase program was scheduled to expire on April 29, 2017, but was extended through April 29, 2020. NCLH may make repurchases in the open market, in privately negotiated transactions, in accelerated repurchase programs or in structured share repurchase programs, and any repurchases may be made pursuant to Rule 10b5-1 plans. There was no share repurchase activity during the three months ended December 31, 2017, and as of December 31, 2017, $263.5 million remained available for repurchases of our outstanding ordinary shares under the share repurchase program.

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

The following graph shows a comparison (from January 18, 2013, the date our ordinary shares commenced trading through December 31, 2017) of the cumulative total return for our ordinary shares, the Standard & Poor’s 500 Composite Stock Index and the Dow Jones United States Travel and Leisure index. The Stock Performance Graph assumes for comparison that the value of our ordinary shares and of each index was $100 prior to the commencement of trading on January 18, 2013. Past performance is not necessarily an indicator of future results. The stock prices used were as of the close of business on the respective dates.

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

The financial statements as of and for the year ended December 31, 2014 include the financial results of Prestige commencing on November 19, 2014, the date the Acquisition of Prestige was consummated.

	As of or for the Year Ended December 31,
(in thousands, except share data, per share data and operating data)	2017	2016	2015	2014	2013
Statement of operations data:
Total revenue	$5,396,175	$4,874,340	$4,345,048	$3,125,881	$2,570,294
Operating income	$1,048,819	$925,464	$702,486	$502,941	$395,887
Net income	$759,872	$633,085	$427,137	$342,601	$102,886
Net income attributable to non-controlling interest	$—	$—	$—	$4,249	$1,172
Net income attributable to Norwegian Cruise Line Holdings Ltd.	$759,872	$633,085	$427,137	$338,352	$101,714
EPS:
Basic	$3.33	$2.79	$1.89	$1.64	$0.50
Diluted	$3.31	$2.78	$1.86	$1.62	$0.49
Weighted-average shares outstanding:
Basic	228,040,825	227,121,875	226,591,437	206,524,968	202,993,839
Diluted	229,418,326	227,850,286	230,040,132	212,017,784	209,239,484
Balance sheet data:
Total assets	$14,094,869	$12,973,911	$12,264,757	$11,468,996	$6,577,568
Property and equipment, net	$11,040,488	$10,117,689	$9,458,805	$8,623,773	$5,647,670
Long-term debt, including current portion	$6,307,765	$6,398,687	$6,397,537	$6,080,023	$3,054,379
Total shareholders’ equity	$5,749,766	$4,537,726	$3,780,880	$3,518,813	$2,631,266
Operating data:
Passengers carried	2,519,324	2,337,311	2,164,404	1,933,044	1,628,278
Passenger Cruise Days	18,523,030	17,588,707	16,027,743	13,634,200	11,400,906
Capacity Days	17,363,422	16,376,063	14,700,990	12,512,459	10,446,216
Occupancy Percentage	106.7%	107.4%	109.0%	109.0%	109.1%
31

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

Passenger ticket revenue primarily consists of revenue for accommodations, meals in certain restaurants on the ship, certain onboard entertainment, and includes revenue for service charges and air and land transportation to and from the ship to the extent guests purchase these items from us. Onboard and other revenue primarily consists of revenue from gaming, beverage sales, shore excursions, specialty dining, retail sales, spa services, photo services as well as certain Bareboat Charter revenue. We also record onboard revenue from onboard activities we perform directly or that are performed by independent concessionaires, from which we receive a share of their revenue.

Our cruise operating expense is classified as follows:

•	Commissions, transportation and other primarily consists of direct costs associated with passenger ticket revenue. These costs include travel agent commissions, air and land transportation expenses, related credit card fees, certain port expenses and the costs associated with shore excursions and hotel accommodations included as part of the overall cruise purchase price.

•	Onboard and other primarily consists of direct costs that are incurred in connection with onboard and other revenue. These include costs incurred in connection with gaming, beverage sales and shore excursions.

•	Payroll and related consists of the cost of wages and benefits for shipboard employees and costs of certain inventory items, including food, for a third party that provides crew and other hotel services for certain ships.

•	Fuel includes fuel costs, the impact of certain fuel hedges and fuel delivery costs.

•	Food consists of food costs for passengers and crew on certain ships.

•	Other consists of repairs and maintenance (including Dry-dock costs), ship insurance and other ship expenses.

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

Ship Accounting

Ships represent our most significant assets, and we record them at cost less accumulated depreciation. Depreciation of ships is computed on a straight-line basis over the estimated service lives of primarily 30 years after a 15% reduction for the estimated residual value of the ship. Improvement costs that we believe add value to our ships are capitalized to the ship and depreciated over the shorter of the improvements’ estimated useful lives or the remaining useful life of the ship. Repairs and maintenance activities are charged to expense as incurred. We account for Dry-dock costs under the direct expense method which requires us to expense all Dry-dock costs as incurred.

We determine the useful life of our ships based primarily on our estimates of the average useful life of the ships’ major component systems, such as cabins, main diesels, main electric, superstructure and hull. In addition, we consider the impact of anticipated changes in the vacation market and technological conditions and historical useful lives of similarly-built ships. Given the large and complex nature of our ships, our accounting estimates related to ships and determinations of ship improvement costs to be capitalized require considerable judgment and are inherently uncertain. Should certain factors or circumstances cause us to revise our estimate of ship service lives or projected residual values, depreciation expense could be materially lower or higher. If circumstances cause us to change our assumptions in making determinations as to whether ship improvements should be capitalized, the amounts we expense each year as repairs and maintenance costs could increase, partially offset by a decrease in depreciation expense. If we reduced our estimated average 30-year ship service life by one year, depreciation expense for the year ended December 31, 2017 would have increased by $12.2 million. In addition, if our ships were estimated to have no residual value, depreciation expense for the same period would have increased by $59.4 million. We believe our estimates for ship accounting are reasonable and our methods are consistently applied. We believe that depreciation expense is based on a rational and systematic method to allocate our ships’ costs to the periods that benefit from the ships’ usage.

Asset Impairment

We review our long-lived assets, principally ships, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Assets are grouped and evaluated at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets. We consider historical performance and future estimated results in our evaluation of potential impairment and then compare the carrying amount of the asset to the estimated future cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds the estimated expected undiscounted future cash flows, we measure the amount of the impairment by comparing the carrying amount of the asset to its fair value. We estimate fair value based on the best information available utilizing estimates, judgments and projections as necessary. Our estimate of fair value is generally measured by discounting expected future cash flows at discount rates commensurate with the associated risk.

We evaluate goodwill for impairment annually or more frequently when an event occurs or circumstances change that indicates the carrying value of a reporting unit may not be recoverable. For our evaluation of goodwill we use the Step 0 Test which allows us to first assess qualitative factors to determine whether it is more likely than not (i.e., more than 50%) that the fair value of a reporting unit is less than its carrying value. In order to make this evaluation, we consider whether any of the following factors or conditions exist:

•	Changes in general macroeconomic conditions such as a deterioration in general economic conditions; limitations on accessing capital; fluctuations in foreign exchange rates; or other developments in equity and credit markets;

•	Changes in industry and market conditions such as a deterioration in the environment in which an entity operates; an increased competitive environment; a decline in market-dependent multiples or metrics (in both absolute terms and relative to peers); a change in the market for an entity’s products or services; or a regulatory or political development;

•	Changes in cost factors that have a negative effect on earnings and cash flows;

•	Decline in overall financial performance (for both actual and expected performance);

•	Entity and reporting unit specific negative events such as changes in management, key personnel, strategy, or customers; litigation; or a change in the composition or carrying amount of net assets; and

•	Decline in share price (in both absolute terms and relative to peers).

We believe our estimates and judgments with respect to our long-lived assets, principally ships, goodwill, tradenames and other indefinite-lived intangible assets are reasonable. Nonetheless, if there was a material change in assumptions used in the determination of such fair values or if there is a material change in the conditions or circumstances that influence such assets, we could be required to record an impairment charge. If a material change occurred, we may conduct a quantitative assessment comparing the fair value of each reporting unit to its carrying value, including goodwill. This is called the Step I Test which consists of a combined approach using the expected future cash flows and market multiples to determine the fair value of the reporting units.

For our annual impairment evaluation, we performed a Step 0 Test for the Norwegian, Regent Seven Seas and Oceania Cruises reporting units. As of December 31, 2017, there was $523.0 million, $462.1 million and $403.8 million of goodwill for the Oceania Cruises, Regent Seven Seas and Norwegian reporting units, respectively. As of December 31, 2017, our annual review consisting of the Step 0 Test supports the carrying value of these assets.

Contingencies

Periodically, we assess potential liabilities related to any lawsuits or claims brought against us or any asserted claims, including tax, legal and/or environmental matters. Although it is typically very difficult to determine the timing and ultimate outcome of such actions, we use our best judgment to determine if it is probable that we will incur an expense related to the settlement or final adjudication of such matters and whether a reasonable estimation of such probable loss, if any, can be made. In assessing probable losses, we take into consideration estimates of the amount of insurance recoveries, if any. In accordance with the guidance on accounting for contingencies, we accrue a liability when we believe a loss is probable and the amount of loss can be reasonably estimated. Although we believe that our estimates and judgments are reasonable, due to the inherent uncertainties related to the eventual outcome of litigation and potential insurance recoveries, it is possible that certain matters may be resolved for amounts materially different from any estimated provisions or previous disclosures.

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

As our business includes the sourcing of passengers and deployment of vessels outside of the U.S., a portion of our revenue and expenses are denominated in foreign currencies, particularly British pound, Canadian dollar, euro and Australian dollar which are subject to fluctuations in currency exchange rates versus our reporting currency, the U.S. dollar. In order to monitor results excluding these fluctuations, we calculate certain non-GAAP measures on a Constant Currency basis, whereby current period revenue and expenses denominated in foreign currencies are converted to U.S. dollars using currency exchange rates of the comparable period. We believe that presenting these non-GAAP measures on both a reported and Constant Currency basis is useful in providing a more comprehensive view of trends in our business.

We believe that Adjusted EBITDA is appropriate as a supplemental financial measure as it is used by management to assess operating performance. We also believe that Adjusted EBITDA is a useful measure in determining our performance as it reflects certain operating drivers of our business, such as sales growth, operating costs, marketing, general and administrative expense and other operating income and expense. Adjusted EBITDA is not a defined term under GAAP nor is it intended to be a measure of liquidity or cash flows from operations or a measure comparable to net income, as it does not take into account certain requirements such as capital expenditures and related depreciation, principal and interest payments and tax payments and it includes other supplemental adjustments.

In addition, Adjusted Net Revenue and Adjusted Net Yield, which exclude certain business combination accounting entries, are non-GAAP financial measures that we believe are useful as supplemental measures in evaluating the performance of our operating business and provide greater transparency into our results of operations. Adjusted Net Income and Adjusted EPS are non-GAAP financial measures that exclude certain amounts and are used to supplement GAAP net income and EPS. We use Adjusted Net Income and Adjusted EPS as key performance measures of our earnings performance. We believe that both management and investors benefit from referring to these non-GAAP financial measures in assessing our performance and when planning, forecasting and analyzing future periods. These non-GAAP financial measures also facilitate management’s internal comparison to our historical performance. In addition, management uses Adjusted EPS as a performance measure for our incentive compensation. The amounts excluded in the presentation of these non-GAAP financial measures may vary from period to period; accordingly, our presentation of Adjusted Net Revenue, Adjusted Net Yield, Adjusted Net Income and Adjusted EPS may not be indicative of future adjustments or results. For example, for the year ended December 31, 2016, we incurred a write-off of $11.2 million of deferred financing fees due to the refinancing of certain credit facilities, a similar write-off was not incurred in either of the years ended December 31, 2017 or December 31, 2015. We included this as an adjustment in the reconciliation of Adjusted Net Income since this amount was not representative of our day-to-day operations and we have included similar non-representative adjustments in prior periods.

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

Summary of Significant 2017 Events

In October 2017, we (a) repriced and increased the then existing $750 million revolving credit facility with a new $875 million revolving credit facility (the “New Revolving Loan Facility”), (b) repriced the approximately $1,412 million principal amount outstanding under the existing senior secured term A facility (the “New Term A Loan Facility”), and (c) added a new $375 million term B loan facility due 2021. Also, we completed the redemption of all of our then outstanding 4.625% Senior Notes due 2020 (“Notes”), at a price including accrued and unpaid interest, of $1,044.41 per $1,000 of outstanding principal amount of Notes. No Notes remained outstanding after the redemption.

In April 2017, Norwegian Joy was delivered.

In February 2017, we announced Project Leonardo, under which we plan to introduce an additional four ships with expected delivery dates through 2025. We have an option to introduce two additional ships for delivery in 2026 and 2027, subject to certain conditions. These four Project Leonardo ships are each 140,000 gross tons with approximately 3,300 Berths. The contract price for each of the four ships is approximately €800.0 million, subject to certain conditions, or $960.4 million based on the exchange rate as of December 31, 2017. We have obtained export credit financing for the ships which is expected to fund approximately 80% of the contract price of each ship expected to be delivered through 2025, subject to certain conditions.

Executive Overview

Total revenue increased 10.7% to $5.4 billion for the year ended December 31, 2017 compared to $4.9 billion for the year ended December 31, 2016. Gross Yield increased 4.4%. Net Revenue for the year ended December 31, 2017 increased 11.2% to $4.2 billion from $3.8 billion in the same period in 2016 with an improvement in Net Yield of 4.9% and an increase in Capacity Days of 6.0%.

For the year ended December 31, 2017, we had net income and diluted EPS of $759.9 million and $3.31, respectively. For the year ended December 31, 2016, we had net income and diluted EPS of $633.1 million and $2.78, respectively. Operating income increased 13.3% to $1.0 billion for the year ended December 31, 2017 from $925.5 million for the year ended December 31, 2016.

We had Adjusted Net Income and Adjusted EPS of $907.7 million and $3.96, respectively, for the year ended December 31, 2017, which includes $147.8 million of adjustments primarily consisting of expenses related to non-cash compensation, amortization of intangible assets, write-offs of fees related to extinguishment of debt and refinancing of certain credit facilities and certain other adjustments compared to Adjusted Net Income and Adjusted EPS of $776.3 million and $3.41, respectively, for the year ended December 31, 2016. A 14.7% improvement in Adjusted EBITDA was achieved for the same period, primarily due to the increase in net income and EBITDA. We refer you to our “Results of Operations” below for a calculation of Net Revenue, Net Yield, Adjusted Net Income, Adjusted EPS and Adjusted EBITDA.

Results of Operations

We reported total revenue, total cruise operating expense, operating income and net income as follows (in thousands, except per share data):

	Year Ended December 31,
	2017	2016	2015
Total revenue	$5,396,175	$4,874,340	$4,345,048
Total cruise operating expense	$3,063,644	$2,850,225	$2,655,449
Operating income	$1,048,819	$925,464	$702,486
Net income	$759,872	$633,085	$427,137
EPS:
Basic	$3.33	$2.79	$1.89
Diluted	$3.31	$2.78	$1.86

The following table sets forth operating data as a percentage of total revenue:

	Year Ended December 31,
	2017	2016	2015
Revenue
Passenger ticket	69.5%	69.5%	72.0%
Onboard and other	30.5%	30.5%	28.0%
Total revenue	100.0%	100.0%	100.0%
Cruise operating expense
Commissions, transportation and other	16.6%	16.7%	17.6%
Onboard and other	5.9%	6.1%	6.3%
Payroll and related	14.9%	15.3%	15.3%
Fuel	6.7%	6.9%	8.3%
Food	3.7%	4.1%	4.1%
Other	9.0%	9.4%	9.5%
Total cruise operating expense	56.8%	58.5%	61.1%
Other operating expense
Marketing, general and administrative	14.3%	13.7%	12.8%
Depreciation and amortization	9.5%	8.9%	9.9%
Total other operating expense	23.8%	22.6%	22.7%
Operating income	19.4%	18.9%	16.2%
Non-operating income (expense)
Interest expense, net	(4.9)%	(5.7)%	(5.1)%
Other income (expense), net	(0.2)%	(0.1)%	(1.1)%
Total non-operating income (expense)	(5.1)%	(5.8)%	(6.2)%
Net income before income taxes	14.3%	13.1%	10.0%
Income tax expense	(0.2)%	(0.1)%	(0.2)%
Net income	14.1%	13.0%	9.8%

The following table sets forth selected statistical information:

	Year Ended December 31,
	2017	2016	2015
Passengers carried	2,519,324	2,337,311	2,164,404
Passenger Cruise Days	18,523,030	17,588,707	16,027,743
Capacity Days	17,363,422	16,376,063	14,700,990
Occupancy Percentage	106.7%	107.4%	109.0%

Net Revenue, Adjusted Net Revenue, Gross Yield, Net Yield and Adjusted Net Yield were calculated as follows (in thousands, except Capacity Days and Yield data):

	Year Ended December 31,
	2017	2017 Constant Currency	2016	2016 Constant Currency	2015
Passenger ticket revenue	$3,750,030	$3,760,886	$3,388,954	$3,420,959	$3,129,075
Onboard and other revenue	1,646,145	1,646,145	1,485,386	1,485,386	1,215,973
Total revenue	5,396,175	5,407,031	4,874,340	4,906,345	4,345,048
Less:
Commissions, transportation and other expense	894,406	896,985	813,559	821,608	765,298
Onboard and other expense	319,293	319,293	298,886	298,886	272,802
Net Revenue	4,182,476	4,190,753	3,761,895	3,785,851	3,306,948
Non-GAAP Adjustment:
Deferred revenue (1)	—	—	1,057	1,057	32,431
Adjusted Net Revenue	$4,182,476	$4,190,753	$3,762,952	$3,786,908	$3,339,379
Capacity Days	17,363,422	17,363,422	16,376,063	16,376,063	14,700,990
Gross Yield	$310.78	$311.40	$297.65	$299.60	$295.56
Net Yield	$240.88	$241.36	$229.72	$231.18	$224.95
Adjusted Net Yield	$240.88	$241.36	$229.78	$231.25	$227.15

(1)	Reflects deferred revenue fair value adjustments related to the Acquisition of Prestige that were made pursuant to business combination accounting rules.

Gross Cruise Cost, Net Cruise Cost, Net Cruise Cost Excluding Fuel and Adjusted Net Cruise Cost Excluding Fuel were calculated as follows (in thousands, except Capacity Days and per Capacity Day data):

	Year Ended December 31,
		2017		2016
	2017	Constant Currency	2016	Constant Currency	2015
Total cruise operating expense	$3,063,644	$3,064,892	$2,850,225	$2,859,037	$2,655,449
Marketing, general and administrative expense	773,755	773,028	666,156	667,913	554,999
Gross Cruise Cost	3,837,399	3,837,920	3,516,381	3,526,950	3,210,448
Less:
Commissions, transportation and other expense	894,406	896,985	813,559	821,608	765,298
Onboard and other expense	319,293	319,293	298,886	298,886	272,802
Net Cruise Cost	2,623,700	2,621,642	2,403,936	2,406,456	2,172,348
Less: Fuel expense	361,032	361,032	335,174	335,174	358,650
Net Cruise Cost Excluding Fuel	2,262,668	2,260,610	2,068,762	2,071,282	1,813,698
Less Non-GAAP Adjustments:
Non-cash deferred compensation (1)	3,292	3,292	3,167	3,167	10,154
Non-cash share-based compensation (2)	87,039	87,039	66,414	66,414	42,211
Secondary Equity Offering expenses (3)	949	949	—	—	2,226
Severance payments and other expenses (4)	2,912	2,912	8,223	8,223	17,580
Management NCL Corporation Units exchange expenses (5)	—	—	—	—	624
Acquisition of Prestige expenses (6)	500	500	6,395	6,395	27,170
Contingent consideration adjustment (7)	—	—	—	—	(43,400)
Contract renegotiation and termination expenses (8)	—	—	1,000	1,000	3,319
Other (9)	3,886	3,886	217	217	—
Adjusted Net Cruise Cost Excluding Fuel	$2,164,090	$2,162,032	$1,983,346	$1,985,866	$1,753,814
Capacity Days	17,363,422	17,363,422	16,376,063	16,376,063	14,700,990
Gross Cruise Cost per Capacity Day	$221.00	$221.03	$214.73	$215.37	$218.38
Net Cruise Cost per Capacity Day	$151.11	$150.99	$146.80	$146.95	$147.77
Net Cruise Cost Excluding Fuel per Capacity Day	$130.31	$130.19	$126.33	$126.48	$123.37
Adjusted Net Cruise Cost Excluding Fuel per Capacity Day	$124.63	124.52	$121.11	121.27	$119.30

(1)	Non-cash deferred compensation expenses related to the crew pension plan and other crew expenses, which are included in payroll and related expense.
(2)	Non-cash share-based compensation expense related to equity awards, which are included in marketing, general and administrative expense and payroll and related expense.
(3)	Expenses related to Secondary Equity Offerings, which are included in marketing, general and administrative expense.
(4)	Severance payments and other expenses related to restructuring costs and other severance arrangements, which are included in marketing, general and administrative expense.
(5)	Expenses related to the exchange of Management NCL Corporation Units for ordinary shares, which are included in marketing, general and administrative expense.
(6)	Expenses related to the Acquisition of Prestige, which are included in marketing, general and administrative expense.
(7)	Contingent consideration fair value adjustment related to the Acquisition of Prestige, which is included in marketing, general and administrative expense.
(8)	Contract renegotiation and termination expenses, net related to the Acquisition of Prestige, which are included in other cruise operating expense and marketing, general and administrative expense.
(9)	Expenses primarily related to certain legal costs, which are included in marketing, general and administrative expense.

Adjusted Net Income and Adjusted EPS were calculated as follows (in thousands, except share and per share data):

	Year Ended December 31,
	2017	2016	2015
Net income	$759,872	$633,085	$427,137
Non-GAAP Adjustments:
Non-cash deferred compensation (1)	3,292	3,167	10,154
Non-cash share-based compensation (2)	87,039	66,414	42,384
Secondary Equity Offering expenses (3)	949	—	2,226
Severance payments and other expenses (4)	2,912	8,223	17,580
Management NCL Corporation Units exchange expenses (5)	—	—	624
Acquisition of Prestige expenses (6)	500	6,395	27,170
Deferred revenue (7)	—	1,057	32,431
Amortization of intangible assets (8)	30,273	21,069	72,917
Contingent consideration adjustment (9)	—	—	(43,400)
Losses on extinguishments of debt (10)	23,859	27,962	12,624
Derivative adjustment (11)	—	(1,185)	40,971
Contract renegotiation and termination expenses (12)	—	2,502	6,848
Information technology write-off (13)	—	—	12,988
Deferred financing fees and other (14)	—	11,156	—
Impairment on assets held for sale (15)	2,935	—	—
Tax adjustments (16)	(7,802)	(3,594)	—
Other (17)	3,886	—	—
Adjusted Net Income	$907,715	$776,251	$662,654
Diluted weighted-average shares outstanding-Net income and Adjusted Net Income	229,418,326	227,850,286	230,040,132
Diluted EPS	$3.31	$2.78	$1.86
Adjusted EPS	$3.96	$3.41	$2.88

(1)	Non-cash deferred compensation expenses related to the crew pension plan and other crew expenses, which are included in payroll and related expense.
(2)	Non-cash share-based compensation expenses related to equity awards, which are included in marketing, general and administrative expense and payroll and related expense.
(3)	Expenses related to Secondary Equity Offerings, which are included in marketing, general and administrative expense.
(4)	Severance payments and other expenses related to restructuring costs and other severance arrangements, which are included in marketing, general and administrative expense.
(5)	Expenses related to the exchange of Management NCL Corporation Units for ordinary shares, which are included in marketing, general and administrative expense.
(6)	Expenses related to the Acquisition of Prestige, which are included in marketing, general and administrative expense.
(7)	Deferred revenue fair value adjustments related to the Acquisition of Prestige that were made pursuant to business combination accounting rules, which are primarily included in passenger ticket revenue.
(8)	Amortization of intangible assets related to the Acquisition of Prestige, which are included in depreciation and amortization expense.
(9)	Contingent consideration fair value adjustment related to the Acquisition of Prestige, which is included in marketing, general and administrative expense.
(10)	Losses on extinguishments of senior unsecured notes, which are included in interest expense, net, and legal expenses related to the extinguishments, which are included in marketing, general and administrative expense.
(11)	Losses and net gains for the fair value adjustment of a foreign exchange collar which did not receive hedge accounting treatment and losses due to the dedesignation of certain fuel swaps. These adjustments are included in other income (expense), net.
(12)	Contract renegotiation and termination expenses, net related to the Acquisition of Prestige, which are included in other cruise operating expense, marketing, general and administrative expense and depreciation and amortization expense.
(13)	Expenses related to the write-off of certain information technology items, which are included in depreciation and amortization expense.
(14)	Expenses related to the write-off of deferred financing fees and other fees related to the refinancing of certain credit facilities, which is included in interest expense, net. The year ended December 31, 2016 also includes a tax benefit adjustment.
(15)	Impairment charge related to Hawaii land-based operations, which is included in depreciation and amortization expense.
(16)	Tax benefits primarily due to reversal of prior years’ tax contingency reserves in 2017 and reversal of a valuation allowance in 2016.
(17)	Expenses primarily related to certain legal costs, which are included in marketing, general and administrative expense.

EBITDA and Adjusted EBITDA were calculated as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015
Net income	$759,872	$633,085	$427,137
Interest expense, net	267,804	276,859	221,909
Income tax expense	10,742	7,218	6,772
Depreciation and amortization expense	509,957	432,495	432,114
EBITDA	1,548,375	1,349,657	1,087,932
Other expense, net (1)	10,401	8,302	46,668
Non-cash deferred compensation (2)	3,292	3,167	10,154
Non-cash share-based compensation (3)	87,039	66,414	42,211
Secondary Equity Offering expenses (4)	949	—	2,226
Severance payments and other expenses (5)	2,912	8,223	17,580
Management NCL Corporation Units exchange expenses (6)	—	—	624
Acquisition of Prestige expenses (7)	500	6,395	27,170
Deferred revenue (8)	—	1,057	32,431
Contingent consideration adjustment (9)	—	—	(43,400)
Contract renegotiation and termination expenses (10)	—	1,000	3,319
Other (11)	3,886	217	—
Adjusted EBITDA	$1,657,354	$1,444,432	$1,226,915

(1)	Primarily consists of gains and losses, net for derivative contracts and forward currency exchanges.
(2)	Non-cash deferred compensation expenses related to the crew pension plan and other crew expenses, which are included in payroll and related expense.
(3)	Non-cash share-based compensation expense related to equity awards, which are included in marketing, general and administrative expense and payroll and related expense.
(4)	Expenses related to Secondary Equity Offerings, which are included in marketing, general and administrative expense.
(5)	Severance payments and other expenses related to restructuring costs and other severance arrangements, which are included in marketing, general and administrative expense.
(6)	Expenses related to the exchange of Management NCL Corporation Units for ordinary shares, which are included in marketing, general and administrative expense.
(7)	Expenses related to the Acquisition of Prestige, which are included in marketing, general and administrative expense.
(8)	Deferred revenue fair value adjustments related to the Acquisition of Prestige that were made pursuant to business combination accounting rules, which are primarily included in passenger ticket revenue.
(9)	Contingent consideration fair value adjustment related to the Acquisition of Prestige, which is included in marketing, general and administrative expense.
(10)	Contract renegotiation and termination expenses, net related to the Acquisition of Prestige, which are included in other cruise operating expense and marketing, general and administrative expense.
(11)	Expenses primarily related to certain legal costs, which are included in marketing, general and administrative expense.

Year Ended December 31, 2017 (“2017”) Compared to Year Ended December 31, 2016 (“2016”)

Revenue

Total revenue increased 10.7% to $5.4 billion in 2017 compared to $4.9 billion in 2016 primarily due to an increase in Capacity Days and improved pricing. Gross Yield increased 4.4%. Net Revenue in 2017 increased 11.2% to $4.2 billion from $3.8 billion in 2016 due to an increase in Capacity Days of 6.0% and an increase in Net Yield of 4.9%. The increase in Capacity Days was primarily due to the delivery of Norwegian Joy in April 2017, the delivery of Seven Seas Explorer in June 2016 and Sirena joining our fleet in April 2016. The increase in Net Yield was primarily due to improved pricing. Adjusted Net Revenue includes a deferred revenue fair value adjustment of $1.0 million in 2016 related to the Acquisition of Prestige. On a Constant Currency basis, Net Yield and Adjusted Net Yield increased 5.1% and 5.0%, respectively, in 2017 compared to 2016.

Expense

Total cruise operating expense increased 7.5% in 2017 compared to 2016 primarily due to the increase in Capacity Days as discussed above and an increase in marketing, general and administrative expenses. Gross Cruise Cost increased 9.1% in 2017 compared to 2016 due to an increase in marketing, general and administrative expenses and total cruise operating expense. Total other operating expense increased 16.8% in 2017 compared to 2016 primarily due to an increase in depreciation and amortization expense and marketing, general and administrative expenses. Depreciation and amortization expense increased primarily due to the ship additions and ship improvement projects. The increase in marketing, general and administrative expense was primarily due to pay for performance incentive expenses. On a Capacity Day basis, Net Cruise Cost increased 2.9% on an actual and a Constant Currency basis, due to the increases in expenses discussed above. Adjusted Net Cruise Cost Excluding Fuel per Capacity Day increased 2.9% primarily due to the expenses discussed above (2.8% on a Constant Currency basis). We refer you to the “Results of Operations” above for a reconciliation of total cruise operating expense to Adjusted Net Cruise Cost Excluding Fuel.

Interest expense, net was $267.8 million in 2017 compared to $276.9 million in 2016.  Interest expense for 2017 reflects higher interest rates due to an increase in LIBOR, as well as an increase in average debt balances outstanding primarily associated with the delivery of new ships and newbuild installments.  In connection with refinancings of our senior notes and certain of our credit facilities, interest expense, net included losses on extinguishment of debt and debt modification costs of $23.9 million in 2017 and $39.2 million in 2016.

Other income (expense), net was an expense of $10.4 million in 2017 compared to an expense of $8.3 million in 2016. In 2017, the expense was primarily related to losses on foreign currency exchange. In 2016, the expense was primarily related to $16.1 million of unrealized and realized losses on fuel swap derivative hedge contracts partially offset by $4.5 million of gains on foreign currency exchange and $3.9 million of gains on foreign currency exchange derivative hedge contracts.

In 2017, we had an income tax expense of $10.7 million compared to $7.2 million in 2016. The expense in 2017 had benefits of $7.7 million from the impact on our net deferred tax liabilities of a change in both U.S. and U.K. tax rates due to tax reform and a reversal of prior years’

contingency reserves of $11.6 million. The expense in 2016 had a benefit due to the reversal of a valuation allowance of $3.6 million.

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

Expense

Total cruise operating expense increased 7.3% in 2016 compared to 2015 primarily due to the increase in Capacity Days as discussed above and an increase in marketing, general and administrative expenses. Gross Cruise Cost increased 9.5% in 2016 compared to 2015 due to an increase in total cruise operating expense and marketing, general and administrative expenses. Total other operating expense increased 11.3% in 2016 compared to 2015 primarily due to an increase in marketing, general and administrative expenses which included an increase in marketing expenses of $38.3 million and share-based compensation of $16.4 million. The increase was also due to income of $43.4 million related to a contingent consideration adjustment on the Acquisition of Prestige in 2015 which did not occur in 2016. Depreciation and amortization expense was relatively unchanged as the increase due to the addition of Norwegian Escape and ship improvement projects in 2016 was offset by the recognition in 2015 of an incremental $51.6 million of amortization of intangible assets due to the Acquisition of Prestige. On a Capacity Day basis, Net Cruise Cost decreased slightly on an actual and a Constant Currency basis, due to a decrease in fuel expense partially offset by the increases in expenses discussed above. The average fuel price decreased 13.5% to $466 per metric ton in 2016 from $539 per metric ton in 2015. Adjusted Net Cruise Cost Excluding Fuel per Capacity Day increased 1.5% primarily due to the expenses discussed above (1.7% on a Constant Currency basis). We refer you to the “Results of Operations” above for a reconciliation of total cruise operating expense to Adjusted Net Cruise Cost Excluding Fuel.

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

In 2016, we had an income tax expense of $7.2 million compared to $6.8 million in 2015. The expense in 2016 had a benefit due to the reversal of a valuation allowance of $3.6 million.

Liquidity and Capital Resources

General

As of December 31, 2017, our liquidity was $973.2 million consisting of $176.2 million in cash and cash equivalents and $797.0 million available under our New Revolving Loan Facility. Our primary ongoing liquidity requirements are to finance working capital, capital expenditures and debt service.

As of December 31, 2017, we had a working capital deficit of $2.0 billion. This deficit included $1.3 billion of advance ticket sales, which represents the total revenue we collect in advance of sailing dates and accordingly are substantially more like deferred revenue balances rather than actual current cash liabilities. Our business model, along with our New Revolving Loan Facility, allows us to operate with a working capital deficit and still meet our operating, investing and financing needs.

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

Our existing debt agreements restrict, and any of our future debt arrangements may restrict, among other things, the ability of our subsidiaries to make distributions and/or to pay dividends to NCLC and NCLH’s ability to pay cash dividends to its shareholders. NCLH is a holding company and depends upon its subsidiaries for their ability to pay distributions to NCLH to finance any dividend or pay any other obligations of NCLH. However, we do not believe that these restrictions have had or are expected to have an impact on our ability to meet any cash obligations.

Sources and Uses of Cash

In this section, references to 2017 refer to the year ended December 31, 2017, references to 2016 refer to the year ended December 31, 2016 and references to 2015 refer to the year ended December 31, 2015.

Net cash provided by operating activities was $1.6 billion in 2017 compared to $1.2 billion in 2016 and $1.0 billion in 2015. The change in net cash provided by operating activities in 2017 reflects net income of $759.9 million, as well as timing differences in cash receipts and payments relating to various operating assets and liabilities including advance ticket sales of $154.0 million. The change in net cash provided by operating activities in 2016 reflects net income of $633.1 million compared to net income of $427.1 million in 2015, as well as timing differences in cash receipts and payments relating to various operating assets and liabilities, including advance ticket sales of $135.0 million in 2016 and $218.3 million in 2015.

Net cash used in investing activities was $1.4 billion in 2017 primarily related to payments for the delivery of Norwegian Joy, ship improvements, ships under construction and shoreside projects. Net cash used in investing activities was $1.1 billion in 2016, primarily related to payments for the delivery of Seven Seas Explorer, ship improvements, ships under construction and shoreside projects. Net cash used in investing activities was $1.2 billion in 2015, primarily related to payments for the delivery of Norwegian Escape, ships under construction, ship improvements and shoreside projects.

Net cash used in financing activities was $133.0 million in 2017, primarily due to the repayments of our 4.625% senior unsecured notes, our net repayment of our New Revolving Loan Facility, other loan facilities and deferred financing fees and other, partially offset by the proceeds from our Breakaway four loan facility. Net cash used in financing activities was $98.3 million in 2016, primarily from the repayments of our 5.25% senior unsecured notes, net repayments of our then existing revolving loan facility and other loan facilities, the repurchase of our ordinary shares and payments for and deferred financing fees and other, partially offset by issuance of our $700.0 million 4.750% senior unsecured notes. Net cash provided by financing activities was $195.2 million in 2015, primarily from the issuance of our $600.0 million 4.625% senior unsecured notes, borrowings related to our then existing revolving loan facility and our Breakaway three loan facility for the delivery of Norwegian Escape, partially offset by redemption of our $300.0 million 5.00% senior unsecured notes due 2018 and repayments on our then existing revolving loan facility and other loan facilities.

Future Capital Commitments

Future capital commitments consist of contracted commitments, including ship construction contracts, and future expected capital expenditures necessary for operations as well as our ship refurbishment projects. As of December 31, 2017, anticipated capital expenditures were $1.5 billion, $1.3 billion and $0.8 billion for the years ending December 31, 2018, 2019 and 2020, respectively. We have export credit financing in place for the anticipated expenditures related to ship construction contracts of $0.8 billion, $0.6 billion and $0.5 billion for the years ended December 31, 2018, 2019 and 2020, respectively. These future expected capital expenditures will significantly increase our depreciation and amortization expense as we take delivery of the ships.

Project Leonardo will introduce an additional four ships with expected delivery dates through 2025. We have an option to introduce two additional ships for delivery in 2026 and 2027, subject to certain conditions. These four Project Leonardo ships are each approximately 140,000 Gross Tons with approximately 3,300 Berths. We have an Explorer Class Ship, Seven Seas Splendor, on order for delivery in the winter of 2020. This ship is approximately 55,000 Gross Tons and 750 Berths. We have two Breakaway Plus Class Ships, Norwegian Bliss and Norwegian Encore, on order for delivery in the spring of 2018 and fall of 2019, respectively. These ships are approximately 168,000 Gross Tons each with approximately 4,000 Berths each. The combined contract price of these seven ships was approximately €5.5 billion, or $6.6 billion based on the euro/U.S. dollar exchange rate as of December 31, 2017. We have obtained export credit financing for the ships which is expected to fund approximately 80% of the contract price of each ship expected to be delivered through 2025, subject to certain conditions. For ships expected to be delivered after 2023, the contract prices are subject to adjustment under certain circumstances.

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

Capitalized interest for the years ended December 31, 2017, 2016 and 2015 was $29.0 million, $33.7 million and $31.9 million, respectively, primarily associated with the construction of our newbuild ships.

Off-Balance Sheet Transactions

None.

Contractual Obligations

As of December 31, 2017, our contractual obligations with initial or remaining terms in excess of one year, including interest payments on long-term debt obligations, were as follows (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt(1)	$6,424,582	$619,373	$1,248,463	$3,002,931	$1,553,815
Operating leases(2)	131,791	15,204	28,973	26,504	61,110
Ship construction contracts(3)	6,138,219	1,016,892	1,363,215	1,141,212	2,616,900
Port facilities(4)	138,308	30,509	43,388	23,316	41,095
Interest(5)	947,967	218,150	376,566	203,099	150,152
Other(6)	168,678	54,800	73,653	23,870	16,355
Total	$13,949,545	$1,954,928	$3,134,258	$4,420,932	$4,439,427

(1)	Includes discount and premiums aggregating $0.5 million. Also includes capital leases. The amount excludes deferred financing fees which are included in the consolidated balance sheets as an offset to long-term debt.
(2)	Primarily for offices, motor vehicles and office equipment.
(3)	For our newbuild ships based on the euro/U.S. dollar exchange rate as of December 31, 2017. Export credit financing is in place from syndicates of banks.
(4)	Primarily for our usage of certain port facilities.
(5)	Includes fixed and variable rates with LIBOR held constant as of December 31, 2017.
(6)	Future commitments for service, maintenance and other Business Enhancement Capital Expenditure contracts.

The table above does not include $0.5 million of unrecognized tax benefits (we refer you to the Notes to the Consolidated Financial Statements Note—10 “Income Tax”).

Other

Certain service providers may require collateral in the normal course of our business. The amount of collateral may change based on certain terms and conditions.

As a routine part of our business, depending on market conditions, exchange rates, pricing and our strategy for growth, we regularly consider opportunities to enter into contracts for the building of additional ships. We may also consider the sale of ships, potential acquisitions and strategic alliances. If any of these transactions were to occur, they may be financed through the incurrence of additional permitted indebtedness, through cash flows from operations, or through the issuance of debt, equity or equity-related securities.

Funding Sources

Certain of our debt agreements contain covenants that, among other things, require us to maintain a minimum level of liquidity, as well as limit our net funded debt-to-capital ratio, maintain certain other ratios and restrict our ability to pay dividends. Substantially all of our ships and other property and equipment are pledged as collateral for certain of our debt. We believe we were in compliance with these covenants as of December 31, 2017.

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

Interest Rate Risk

As of December 31, 2017, we had interest rate swap agreements to hedge our exposure to interest rate movements and to manage our interest expense. As of December 31, 2017, 54% of our debt was fixed and 46% was variable, which includes the effects of the interest rate swaps. The notional amount of outstanding debt associated with the interest rate swap agreements as of December 31, 2017 was $218.6 million. Based on our December 31, 2017 outstanding variable rate debt balance, a one percentage point increase in annual LIBOR interest rates would increase our annual interest expense by approximately $29.4 million excluding the effects of capitalization of interest.

Foreign Currency Exchange Rate Risk

As of December 31, 2017, we had foreign currency derivatives to hedge the exposure to volatility in foreign currency exchange rates related to our ship construction contracts denominated in euros. These derivatives hedge the foreign currency exchange rate risk on a portion of the payments on our ship construction contracts. The payments not hedged aggregate €3.3 billion, or $4.0 billion based on the euro/U.S. dollar exchange rate as of December 31, 2017. We estimate that a 10% change in the euro as of December 31, 2017 would result in a $0.4 billion change in the U.S. dollar value of the foreign currency denominated remaining payments.

Fuel Price Risk

Our exposure to market risk for changes in fuel prices relates to the forecasted purchases of fuel on our ships. Fuel expense, as a percentage of our total cruise operating expense, was 11.8% for each of the twelve months ended December 31, 2017 and 2016 and 13.5% for the twelve months ended December 31, 2015. We use fuel derivative agreements to mitigate the financial impact of fluctuations in fuel prices and as of December 31, 2017, we had hedged approximately 65%, 48% and 26% of our 2018, 2019 and 2020, respectively, projected metric tons of fuel purchases. We estimate that a 10% increase in our weighted-average fuel price would increase our anticipated 2018 fuel expense by $38.0 million. This increase would be partially offset by an increase in the fair value of our fuel swap agreements of $20.6 million. Fair value of our derivative contracts is derived using valuation models that utilize the income valuation approach. These valuation models take into account the contract terms such as maturity, as well as other inputs such as fuel types, fuel curves, creditworthiness of the counterparty and the Company, as well as other data points.

Item 8. Financial Statements and Supplementary Data

Our Financial Statements and Quarterly Selected Financial Data are included beginning on page F-1 of this report.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures, as such term is defined in Exchange Act Rule 13a-15(e), as of December 31, 2017. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon management’s evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2017 to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that it is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO Framework”). Based on this evaluation under the COSO Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2017.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2017 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included on page F-1.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Except for information concerning executive officers (called for by Item 401(b) of Regulation S-K), which is included in Part I of this annual report on Form 10-K and except as disclosed below with respect to our Code of Business Conduct and Ethics, the information required under Item 10 is incorporated herein by reference to our definitive proxy statement to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2017 in connection with our 2018 Annual General Meeting of Shareholders.

Code of Ethical Business Conduct

We have adopted a Code of Ethical Business Conduct that applies to all of our employees, including our principal executive officer, principal financial officer, principal accounting officer or controller and persons performing similar functions, and our directors. This document is posted on our website at www.nclhltdinvestor.com. We intend to disclose waivers from, and amendments to, our Code of Ethical Business Conduct that apply to our directors and executive officers, including our principal executive officer, principal financial officer, principal accounting officers or controller and persons performing similar functions, by posting such information on our website www.nclhltdinvestor.com to the extent required by applicable rules of the SEC and the New York Stock Exchange. None of the websites referenced in this annual report on Form 10-K or the information contained therein is incorporated herein by reference.

Item 11. Executive Compensation

The information required under Item 11 is incorporated herein by reference to our definitive proxy statement to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2017 in connection with our 2018 Annual General Meeting of Shareholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required under Item 12 is incorporated herein by reference to our definitive proxy statement to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2017 in connection with our 2018 Annual General Meeting of Shareholders.

Item 13. Certain Relationships and Related Transactions and Director Independence

The information required under Item 13 is incorporated herein by reference to our definitive proxy statement to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2017 in connection with our 2018 Annual General Meeting of Shareholders.

Item 14. Principal Accounting Fees and Services

The information required under Item 14 is incorporated herein by reference to our definitive proxy statement to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2017 in connection with our 2018 Annual General Meeting of Shareholders.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(1) Financial Statements

Our Consolidated Financial Statements have been prepared in accordance with Item 8. Financial Statements and Supplementary Data and are included beginning on page F-1 of this report.

(2) Financial Statement Schedules

Schedule II: Valuation and Qualifying Accounts for the three years ended December 31, 2017 are included on page 54.

(3) Exhibits

The exhibits listed below are filed or incorporated by reference as part of this annual report on Form 10-K.

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibit

2.1	Agreement and Plan of Merger, dated as of September 2, 2014, by and among Prestige Cruises International, Inc., Norwegian Cruise Line Holdings Ltd., Portland Merger Sub, Inc. and Apollo Management, L.P. (incorporated herein by reference to Exhibit 2.1 to Norwegian Cruise Line Holdings Ltd.’s Form 8-K filed on September 4, 2014 (File No. 001-35784))

2.2	Amendment No. 1 to the Agreement and Plan of Merger, dated as of October 6, 2014, by and among Prestige Cruises International, Inc., Norwegian Cruise Line Holdings Ltd., Portland Merger Sub, Inc. and Apollo Management, L.P. (incorporated herein by reference to Exhibit 2.1 to Norwegian Cruise Line Holdings Ltd.’s Form 8-K filed on October 8, 2014 (File No. 001-35784))

3.1	Memorandum of Association of Norwegian Cruise Line Holdings Ltd. (incorporated herein by reference to Exhibit 3.1 to amendment no. 5 to Norwegian Cruise Line Holdings Ltd.’s registration statement on Form S-1 filed on January 8, 2013 (File No. 333-175579))

3.2	Amended and Restated Bye-Laws of Norwegian Cruise Line Holdings Ltd., effective as of May 20, 2015 (incorporated herein by reference to Exhibit 3.2 to Norwegian Cruise Line Holdings Ltd.’s Form 8-K filed on May 26, 2015 (File No. 001-35784))

4.1	Indenture, dated as of December 14, 2016, between NCL Corporation Ltd. and U.S. Bank National Association, as trustee with respect to $700.0 million aggregate principal amount of 4.750% senior unsecured notes due 2021 (incorporated herein by reference to Exhibit 4.1 to Norwegian Cruise Line Holdings Ltd.’s Form 8-K filed on December 14, 2016 (File No. 001-35784))

4.2	Form of Certificate of Ordinary Shares (incorporated herein by reference to Exhibit 4.7 to amendment no. 5 to Norwegian Cruise Line Holdings Ltd.’s registration statement on Form S-1 filed on January 8, 2013 (File No. 333-175579))

9.1	Deed of Trust, dated January 24, 2013, by and between Norwegian Cruise Line Holdings Ltd. and State House Trust Company Limited (incorporated herein by reference to Exhibit 9.1 to Norwegian Cruise Line Holdings Ltd.’s Form 8-K filed on January 30, 2013 (File No. 001-35784))

10.1	Eleventh Supplemental Deed, dated June 21, 2013, to €308.0 million Pride of Hawai’i Loan dated as of April 20, 2004 (as amended), by and among Pride of Hawaii, LLC, NCL Corporation Ltd., as guarantor, NCL America Holdings, LLC, as shareholder, NCL (Bahamas) Ltd., as bareboat charterer, HSBC Bank PLC, as agent and trustee, KFW IPEX-Bank GmbH, as Hermes agent, and a syndicate of financial institutions party thereto as lenders (incorporated herein by reference to Exhibit 10.4 to Norwegian Cruise Line Holdings Ltd.’s report on Form 8-K/A filed on July 11, 2013 (File No. 001-35784))+†

10.2	Sixth Supplemental Deed, dated June 1, 2012, to €662.9 million Norwegian Epic Loan, dated as of September 22, 2006, as amended, by and among F3 Two, Ltd., NCL Corporation Ltd. and a syndicate of international banks and related amended and restated Guarantee by NCL Corporation Ltd. (incorporated herein by reference to Exhibit 10.5 to NCL Corporation Ltd.’s report on Form 6-K/A filed on January 8, 2013 (File No. 333-128780))+†

10.3	Letter, dated November 27, 2015, amending €662.9 million Norwegian Epic Loan, dated as of September 22, 2006, as amended, by and among Norwegian Epic, Ltd. (formerly F3 Two, Ltd.), NCL Corporation Ltd. and a syndicate of international banks and related amended and restated Guarantee by NCL Corporation Ltd. (incorporated herein by reference to Exhibit 10.5 to Norwegian Cruise Line Holdings Ltd.’s Form 10-K filed on February 29, 2016 (File No. 001-35784))

10.4	Office Lease Agreement, dated as of November 27, 2006, by and between NCL (Bahamas) Ltd. and Hines Reit Airport Corporate Center LLC and related Guarantee by NCL Corporation Ltd., and First Amendment, dated November 27, 2006 (incorporated herein by reference to Exhibit 4.46 to NCL Corporation Ltd.’s annual report on Form 20-F filed on March 6, 2007 (File No. 333-128780))+

10.5	Amendment No. 1, dated December 1, 2006, Amendment No. 2, dated March 20, 2007, Amendment No. 3, dated July 31, 2007, and Amendment No. 4, dated December 10, 2007, to Office Lease Agreement, dated December 1, 2006, as amended, by and between Hines Reit Airport Corporate Center LLC and NCL (Bahamas) Ltd. (incorporated herein by reference to Exhibit 4.64 to NCL Corporation Ltd.’s annual report on Form 20-F filed on March 13, 2008 (File No. 333-128780))+

10.6	Amendment No. 5, dated February 2, 2010, to Office Lease Agreement, dated December 1, 2006, as amended, by and between Hines Reit Airport Corporate Center LLC and NCL (Bahamas) Ltd. (incorporated herein by reference to Exhibit 10.45 to amendment no. 2 to NCL Corporation Ltd.’s registration statement on Form S-1 filed on January 31, 2011 (File No. 333-170141))

10.7	Amendment No. 6, dated April 1, 2012, and Amendment No. 7, dated June 19, 2012, to Office Lease Agreement, dated December 1, 2006, as amended, by and between Hines Reit Airport Corporate Center LLC and NCL (Bahamas) Ltd. (incorporated herein by reference to Exhibit 10.6 to NCL Corporation Ltd.’s report on Form 6-K filed on November 2, 2012 (File No. 333-128780))+

10.8	Amendment No. 8, dated January 28, 2015, to Office Lease Agreement, dated December 1, 2006, as amended, by and between SPUS7 Miami ACC, LP and NCL (Bahamas) Ltd. (incorporated herein by reference to Exhibit 10.3 to Norwegian Cruise Line Holdings Ltd.’s Form 10-Q filed on May 8, 2015 (File No. 001-35784))+

10.9	Amendment No. 9, dated June 30, 2015, to Office Lease Agreement, dated December 1, 2006, as amended, by and between SPUS7 Miami ACC, LP and NCL (Bahamas) Ltd. (incorporated herein by reference to Exhibit 10.2 to Norwegian Cruise Line Holdings Ltd.’s Form 10-Q filed on August 7, 2015 (File No. 001-35784))+

10.10	Amendment No. 10, dated March 31, 2016, to Office Lease Agreement, dated December 1, 2006, as amended, by and between SPUS7 Miami ACC, LP and NCL (Bahamas) Ltd. (incorporated herein by reference to Exhibit 10.5 to Norwegian Cruise Line Holdings Ltd.’s Form 10-Q filed on May 10, 2016 (File No. 001-35784))+

10.11	Amendment No. 11, dated February 8, 2017, to Office Lease Agreement, dated December 1, 2006, as amended, by and between SPUS7 Miami ACC, LP and NCL (Bahamas) Ltd. (incorporated herein by reference to Exhibit 10.1 to Norwegian Cruise Line Holdings Ltd.’s Form 10-Q filed on May 10, 2017 (File No. 001-35784))+

10.12	Amendment No. 12, dated August 24, 2017, to Office Lease Agreement, dated December 1, 2006, as amended, by and between SPUS7 Miami ACC, LP and NCL (Bahamas) Ltd. (incorporated herein by reference to Exhibit 10.3 to Norwegian Cruise Line Holdings Ltd.’s Form 10-Q filed on November 9, 2017 (File No. 001-35784))

10.13**	Amendment No. 13, dated November 30, 2017, to Office Lease Agreement, dated December 1, 2006, as amended, by and between SPUS7 Miami ACC, LP and NCL (Bahamas) Ltd.#

10.14**	Amendment No. 14, dated January 16, 2018, to Office Lease Agreement, dated December 1, 2006, as amended, by and between SPUS7 Miami ACC, LP and NCL (Bahamas) Ltd.

10.15	Shareholders’ Agreement, dated January 24, 2013, by and among Norwegian Cruise Line Holdings Ltd., Genting Hong Kong Limited, Star NCLC Holdings Ltd., AAA Guarantor—Co-Invest VI (B), L.P., AIF VI NCL (AIV), L.P., AIF VI NCL (AIV II), L.P., AIF VI NCL (AIV III), L.P., AIF VI NCL (AIV IV), L.P., Apollo Overseas Partners (Delaware) VI, L.P., Apollo Overseas Partners (Delaware 892) VI, L.P., Apollo Overseas Partners VI, L.P., Apollo Overseas

Partners (Germany) VI, L.P., TPG Viking, L.P., TPG Viking AIV I, L.P., TPG Viking AIV II, L.P. and TPG Viking AIV III, L.P. (incorporated herein by reference to Exhibit 10.1 to Norwegian Cruise Line Holdings Ltd.’s Form 8-K filed on January 30, 2013 (File No. 001-35784))

10.16	Amendment No. 1 to Amended and Restated Shareholders’ Agreement of Norwegian Cruise Line Holdings, Ltd., dated as of November 19, 2014, by and among Norwegian Cruise Line Holdings, Ltd., Genting Honk Kong Limited, STAR NCLC Holdings Ltd., AAA Guarantor Co-Invest VI (B), L.P., AIF VI NCL (AIV), L.P., AIF VI NCL (AIV II), L.P., AIF VI NCL (AIV III), L.P., AIG VI NCL (AIV IV), L.P., Apollo Overseas Partners (Delaware) VI, L.P., Apollo Overseas Partners (Delaware 892) VI, L.P., Apollo Overseas Partners VI, L.P., Apollo Overseas Partners (Germany) VI, L.P., TPG Viking, L.P., TPG Viking AIV I, L.P., TPG Viking AIV II, L.P., TPG Viking AIV III, L.P., AIF VI Euro Holdings, L.P., AAA Guarantor – Co-Invest VII, L.P., AIF VII Euro Holdings, L.P., Apollo Alternative Assets, L.P., Apollo Management VI, L.P. and Apollo Management VII, L.P. (incorporated herein by reference to Exhibit 10.1 to Norwegian Cruise Line Holdings Ltd.’s Form 8-K filed on November 20, 2014 (File No. 001-35784))

10.17	€529.8 million Breakaway One Credit Agreement, dated November 18, 2010, by and among Breakaway One, Ltd. and a syndicate of international banks and related Guarantee by NCL Corporation Ltd. (incorporated herein by reference to Exhibit 10.57 to amendment no. 4 to NCL Corporation Ltd.’s registration statement on Form S-1 filed on June 9, 2011 (File No. 333-170141))+

10.18	First Amendment, dated May 31, 2012, to €529.8 million Breakaway One Credit Agreement, dated November 18, 2010, as amended, by and among Breakaway One, Ltd. and a syndicate of international banks (incorporated herein by reference to Exhibit 10.13 to NCL Corporation Ltd.’s report on Form 6-K filed on November 2, 2012 (File No. 333-128780))+

10.19	€529.8 million Breakaway Two Credit Agreement, dated as of November 18, 2010, by and among Breakaway Two, Ltd. and a syndicate of international banks and related Guarantee by NCL Corporation Ltd. (incorporated herein by reference to Exhibit 10.58 to amendment no. 4 to NCL Corporation Ltd.’s registration statement on Form S-1 filed on June 9, 2011 (File No. 333-170141))+

10.20	First Amendment, dated December 21, 2010, to €529.8 million Breakaway Two Credit Agreement, dated as of November 18, 2010, by and among Breakaway Two, Ltd. and a syndicate of international banks and a related Guarantee by NCL Corporation Ltd. (incorporated herein by reference to Exhibit 10.59 to amendment no. 2 to NCL Corporation Ltd.’s registration statement on Form S-1 filed on January 31, 2011 (File No. 333-170141))

10.21	Second Amendment, dated May 31, 2012, to €529.8 million Breakaway Two Credit Agreement, dated as of November 18, 2010, by and among Breakaway Two, Ltd. and a syndicate of international banks (incorporated herein by reference to Exhibit 10.14 to NCL Corporation Ltd.’s report on Form 6-K filed on November 2, 2012 (File No. 333-128780))+

10.22	€590.5 million Breakaway Three Credit Agreement, dated October 12, 2012, by and among Breakaway Three, Ltd. and various other lenders therein defined and a related Guaranty by NCL Corporation Ltd. (incorporated herein by reference to Exhibit 10.17 to NCL Corporation Ltd.’s report on Form 6-K/A filed on January 8, 2013 (File No. 333-128780))+

10.23	Supplemental Agreement, dated July 26, 2016, to €590.5 million Breakaway Four Credit Agreement, dated October 12, 2012, by and among Breakaway Four, Ltd., as borrower, NCL Corporation Ltd., as guarantor, NCL International, Ltd., as shareholder and KfW IPEX-Bank GmbH, as facility agent and lender (incorporated herein by reference to Exhibit 10.1 to Norwegian Cruise Line Holdings Ltd.’s Form 10-Q filed on November 9, 2016 (File No. 001-35784))+†

10.24**	Third Amended and Restated Credit Agreement, dated as of October 10, 2017, by and among NCL Corporation Ltd., as borrower, Voyager Vessel Company, LLC, as co-borrower, JPMorgan Chase Bank, N.A., as administrative agent and as collateral agent and a syndicate of other banks party thereto as joint bookrunners, arrangers, co-documentation agents and lenders#†

10.25	Supplemental Agreement, dated December 22, 2015, to €665.9 million Seahawk One Credit Agreement, dated July 14, 2014, by and among Seahawk One, Ltd. and various other lenders therein defined and a related guarantee by NCL Corporation Ltd. (incorporated herein by reference to Exhibit 10.33 to Norwegian Cruise Line Holdings Ltd.’s Form 10-K filed on February 29, 2016 (File No. 001-35784))+†

10.26	Supplemental Agreement, dated December 22, 2015, to €665.9 million Seahawk Two Credit Agreement, dated July 14, 2014, by and among Seahawk Two, Ltd. and various other lenders therein defined and a related guarantee by NCL Corporation Ltd. (incorporated herein by reference to Exhibit 10.35 to Norwegian Cruise Line Holdings Ltd.’s Form

10-K filed on February 29, 2016 (File No. 001-35784))+†

10.27	Amendment and Restatement Agreement, dated October 31, 2014, but effective as of November 19, 2014, relating to the loan agreement originally dated July 18, 2008, among Riviera New Build, LLC, as borrower, the banks and financial institutions listed in Schedule 1 as lenders, Crédit Agricole Corporate and Investment Bank and Société Générale, as mandated lead arrangers and Crédit Agricole Corporate and Investment Bank as agent and SACE agent (incorporated herein by reference to Exhibit 10.72 to Norwegian Cruise Line Holdings Ltd.’s Form 10-K filed on February 27, 2015 (File No. 001-35784))+†

10.28	Guarantee relating to the loan agreement dated July 18, 2008 in respect of the Oceania Riviera, dated October 31, 2014, but effective November 19, 2014, among NCL Corporation Ltd., as guarantor, the banks and financial institutions listed in Schedule 1 as lenders, Crédit Agricole Corporate and Investment Bank and Société Générale, as mandated lead arrangers and Crédit Agricole Corporate and Investment Bank as agent (incorporated herein by reference to Exhibit 10.73 to Norwegian Cruise Line Holdings Ltd.’s Form 10-K filed on February 27, 2015 (File No. 001-35784))+

10.29	Amendment and Restatement Agreement, dated October 31, 2014, but effective as of November 19, 2014, relating to the loan agreement originally dated July 18, 2008, among Marina New Build, LLC, as borrower, the banks and financial institutions listed in Schedule 1 as lenders, Crédit Agricole Corporate and Investment Bank and Société Générale, as mandated lead arrangers and Crédit Agricole Corporate and Investment Bank as agent and SACE agent (incorporated herein by reference to Exhibit 10.74 to Norwegian Cruise Line Holdings Ltd.’s Form 10-K filed on February 27, 2015 (File No. 001-35784))+†

10.30	Guarantee relating to the loan agreement dated July 18, 2008 in respect of the Oceania Marina, dated October 31, 2014, but effective November 19, 2014, among NCL Corporation Ltd., as guarantor, the banks and financial institutions listed in Schedule 1 as lenders, Crédit Agricole Corporate and Investment Bank and Société Générale, as mandated lead arrangers and Crédit Agricole Corporate and Investment Bank as agent (incorporated herein by reference to Exhibit 10.75 to Norwegian Cruise Line Holdings Ltd.’s Form 10-K filed on February 27, 2015 (File No. 001-35784))+

10.31	Amendment and Restatement Agreement, dated October 31, 2014, but effective as of November 19, 2014, relating to the loan agreement originally dated July 31, 2013, among Explorer New Build, LLC, as borrower, the banks and financial institutions listed in Schedule 1 as lenders, Crédit Agricole Corporate and Investment Bank, Société Générale, HSBC Bank plc, KFW IPEX-Bank GmbH, as joint mandated lead arrangers and Crédit Agricole Corporate and Investment Bank as agent, SACE agent and security trustee (incorporated herein by reference to Exhibit 10.76 to Norwegian Cruise Line Holdings Ltd.’s Form 10-K filed on February 27, 2015 (File No. 001-35784))+†

10.32	Guarantee relating to the loan agreement dated July 31, 2013 in respect of the Seven Seas Explorer, dated October 31, 2014, but effective November 19, 2014, among NCL Corporation Ltd., as guarantor and Crédit Agricole Corporate and Investment Bank as security trustee (incorporated herein by reference to Exhibit 10.77 to Norwegian Cruise Line Holdings Ltd.’s Form 10-K filed on February 27, 2015 (File No. 001-35784))

10.33	Explorer Class Newbuild Loan Agreement, dated March 30, 2016, among Explorer II New Build, LLC, as borrower, the banks and financial institutions listed in Schedule 1 as lenders, Crédit Agricole Corporate and Investment Bank, Société Générale, HSBC Bank plc, KFW IPEX-Bank GmbH, as joint mandated lead arrangers and Crédit Agricole Corporate and Investment Bank as agent and security trustee (incorporated herein by reference to Exhibit 10.6 to Norwegian Cruise Line Holdings Ltd.’s Form 10-Q filed on May 10, 2016 (File No. 001-35784))+

10.34	Guarantee relating to the Explorer Class Newbuild Loan Agreement, dated March 30, 2016, among NCL Corporation Ltd., as guarantor, and Crédit Agricole Corporate and Investment Bank as Security Trustee (incorporated herein by reference to Exhibit 10.7 to Norwegian Cruise Line Holdings Ltd.’s Form 10-Q filed on May 10, 2016 (File No. 001-35784))+

10.35**	Amendment No. 1, dated November 21, 2017, to Leonardo One Loan Agreement, dated April 12, 2017, by and among Leonardo One, Ltd., as borrower, the banks and financial institutions listed in Schedule 1, as lenders, Crédit Agricole Corporate and Investment Bank, BNP Paribas Fortis S.A./N.V., HSBC Bank plc, KfW IPEX-Bank GmbH and Cassa Depositi e Prestiti S.p.A., as joint mandated lead arrangers and Crédit Agricole Corporate and Investment Bank as agent and SACE agent#†

10.36	Guarantee relating to the Leonardo One Loan Agreement, dated April 12, 2017, by and among NCL Corporation Ltd., as guarantor and Crédit Agricole Corporate and Investment Bank as security trustee (incorporated herein by reference to Exhibit 10.4 to Norwegian Cruise Line Holdings Ltd.’s Form 10-Q filed on May 10, 2017 (File No. 001-35784))+

10.37**	Amendment No. 1, dated November 21, 2017, to Leonardo Two Loan Agreement, dated April 12, 2017, by and among Leonardo Two, Ltd., as borrower, the banks and financial institutions listed in Schedule 1, as lenders, Crédit Agricole Corporate and Investment Bank, BNP Paribas Fortis S.A./N.V., HSBC Bank plc, KfW IPEX-Bank GmbH and Cassa Depositi e Prestiti S.p.A., as joint mandated lead arrangers and Crédit Agricole Corporate and Investment Bank as agent and SACE agent#†

10.38	Guarantee relating to the Leonardo Two Loan Agreement, dated April 12, 2017, by and among NCL Corporation Ltd., as guarantor and Crédit Agricole Corporate and Investment Bank as security trustee (incorporated herein by reference to Exhibit 10.6 to Norwegian Cruise Line Holdings Ltd.’s Form 10-Q filed on May 10, 2017 (File No. 001-35784))+

10.39**	Amendment No. 1, dated November 21, 2017, to Leonardo Three Loan Agreement, dated April 12, 2017, by and among Leonardo Three, Ltd., as borrower, the banks and financial institutions listed in Schedule 1, as lenders, BNP Paribas Fortis S.A./N.V., HSBC Bank plc, KfW IPEX-Bank GmbH and Cassa Depositi e Prestiti S.p.A., as joint mandated lead arrangers and BNP Paribas S.A. as agent and SACE agent#†

10.40	Guarantee relating to the Leonardo Three Loan Agreement, dated April 12, 2017, by and among NCL Corporation Ltd., as guarantor and BNP Paribas S.A. as security trustee (incorporated herein by reference to Exhibit 10.8 to Norwegian Cruise Line Holdings Ltd.’s Form 10-Q filed on May 10, 2017 (File No. 001-35784))+

10.41**	Amendment No. 1, dated November 21, 2017, to Leonardo Four Loan Agreement, dated April 12, 2017, by and among Leonardo Four, Ltd., as borrower, the banks and financial institutions listed in Schedule 1, as lenders, BNP Paribas Fortis S.A./N.V., HSBC Bank plc, KfW IPEX-Bank GmbH and Cassa Depositi e Prestiti S.p.A., as joint mandated lead arrangers and BNP Paribas S.A. as agent and SACE agent#†

10.42	Guarantee relating to the Leonardo Four Loan Agreement, dated April 12, 2017, by and among NCL Corporation Ltd., as guarantor and BNP Paribas S.A. as security trustee (incorporated herein by reference to Exhibit 10.10 to Norwegian Cruise Line Holdings Ltd.’s Form 10-Q filed on May 10, 2017 (File No. 001-35784))+

10.43	Amended and Restated Regent Trademark License Agreement, dated February 21, 2011, by and between Regent Hospitality Worldwide, LLC and Seven Seas Cruises, S. DE R.L. (incorporated herein by reference to Exhibit 10.17 to Prestige Cruises International, Inc.’s Amendment No. 1 to Form S-1 filed on March 24, 2014 (File No. 333-193479))

10.44	Employment Agreement by and between NCL (Bahamas) Ltd. and Wendy A. Beck, entered into on September 2, 2015 (incorporated herein by reference to Exhibit 10.4 to Norwegian Cruise Line Holdings Ltd.’s Form 10-Q filed on November 4, 2015 (File No. 001-35784))*

10.45	Employment Agreement by and between NCL (Bahamas) Ltd. and Andrew Stuart, entered into on September 16, 2016 (incorporated herein by reference to Exhibit 10.2 to Norwegian Cruise Line Holdings Ltd.’s Form 8-K filed on September 19, 2016 (File No. 001-35784))*

10.46	Employment Agreement by and between NCL (Bahamas) Ltd. and T. Robin Lindsay, entered into on October 18, 2015 (incorporated herein by reference to Exhibit 10.2 to Norwegian Cruise Line Holdings Ltd.’s Form 10-Q filed on May 10, 2017 (File No. 001-35784))*

10.47	Employment Agreement by and between Prestige Cruise Services, LLC and Robert J. Binder, entered into on September 16, 2016 (incorporated herein by reference to Exhibit 10.1 to Norwegian Cruise Line Holdings Ltd.’s Form 8-K filed on September 19, 2016 (File No. 001-35784))*

10.48	Amended and Restated Executive Employment Agreement by and between Oceania Cruises, Inc. and Frank J. Del Rio, entered into on June 5, 2014 (incorporated herein by reference to Exhibit 10.1 to Seven Seas Cruises S. DE R.L.’s Form 8-K filed on June 10, 2014 (File No. 333-178244))*

10.49	Letter Regarding Frank Del Rio’s Executive Employment Agreement, dated September 2, 2014 (incorporated herein by reference to Exhibit 10.89 to Norwegian Cruise Line Holdings Ltd.’s Form 10-K filed on February 27, 2015 (File No. 001-35784))*

10.50	Letter Regarding Amendment to Frank J. Del Rio’s Executive Employment Agreement, dated August 4, 2015 (incorporated herein by reference to Exhibit 10.1 to Norwegian Cruise Line Holdings Ltd.’s Form 10-Q filed on November 4, 2015 (File No. 001-35784))*

10.51	Letter Regarding Amendment to Frank J. Del Rio’s Executive Employment Agreement, dated August 1, 2017 (incorporated herein by reference to Exhibit 10.1 to Norwegian Cruise Line Holdings Ltd.’s Form 10-Q filed on November 9, 2017 (File No. 001-35784))*

10.52	NCL (Bahamas) Ltd. Senior Management Retirement Savings Plan, amended and restated as of January 1, 2008 (incorporated herein by reference to Exhibit 10.67 to amendment no. 3 to NCL Corporation Ltd.’s registration statement on Form S-1 filed on February 11, 2011 (File No. 333-170141))*

10.53	NCL (Bahamas) Ltd. Supplemental Executive Retirement Plan, amended and restated as of January 1, 2008 (incorporated herein by reference to Exhibit 10.68 to amendment no. 3 to NCL Corporation Ltd.’s registration statement on Form S-1 filed on February 11, 2011 (File No. 333-170141))*

10.54	Form of Indemnification Agreement by and between Norwegian Cruise Line Holdings Ltd. and each of its directors, executive officers and certain other officers (incorporated herein by reference to Exhibit 10.89 to amendment no. 5 to Norwegian Cruise Line Holdings Ltd.’s registration statement on Form S-1 filed on January 8, 2013 (File No. 333-175579))

10.55	Norwegian Cruise Line Holdings Ltd. Amended and Restated 2013 Performance Incentive Plan (incorporated herein by reference to Exhibit 10.1 to Norwegian Cruise Line Holdings Ltd.’s Form 8-K filed on May 24, 2016 (File No. 001-35784))*

10.56	Form of Notice of Grant of Option and Terms and Conditions of Option (incorporated herein by reference to Exhibit 10.1 to Norwegian Cruise Line Holdings Ltd.’s Form 10-Q filed on May 8, 2013 (File No. 001-35784))*

10.57	Form of Director Restricted Share Award Agreement (incorporated herein by reference to Exhibit 10.2 to Norwegian Cruise Line Holdings Ltd.’s Form 10-Q filed on July 30, 2013 (File No. 001-35784))*

10.58	Norwegian Cruise Line Holdings Ltd. Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 10.3 to Norwegian Cruise Line Holdings Ltd.’s Form 10-Q filed on July 31, 2014 (File No. 001-35784))*

10.59	Directors’ Compensation Policy (effective November 11, 2015) (incorporated herein by reference to Exhibit 10.61 to Norwegian Cruise Line Holdings Ltd.’s Form 10-K filed on February 29, 2016 (File No. 001-35784))*

10.60**	Directors’ Compensation Policy (effective December 29, 2017)*

10.61	Form of Director Restricted Share Unit Award Agreement (incorporated herein by reference to Exhibit 10.62 to Norwegian Cruise Line Holdings Ltd.’s Form 10-K filed on February 29, 2016 (File No. 001-35784))*

10.62	Form of Norwegian Cruise Line Holdings Ltd. Time and Performance-based Restricted Share Unit Award Agreement (incorporated herein by reference to Exhibit 10.2 to Norwegian Cruise Line Holdings Ltd.’s Form 10-Q filed on November 4, 2015 (File No. 001-35784))*

10.63	Form of Notice of Grant of Norwegian Cruise Line Holdings Ltd. Time and Performance-based Option and Terms and Conditions (incorporated herein by reference to Exhibit 10.3 to Norwegian Cruise Line Holdings Ltd.’s Form 10-Q filed on November 4, 2015 (File No. 001-35784))*

10.64	Form of Norwegian Cruise Line Holdings Ltd. Time-based Restricted Share Unit Award Agreement (2017) (incorporated herein by reference to Exhibit 10.52 to Norwegian Cruise Line Holdings Ltd.’s Form 10-K filed on February 27, 2017 (File No. 001-35784))*

10.65	Form of Norwegian Cruise Line Holdings Ltd. Performance-based Restricted Share Unit Award Agreement (2017) (incorporated herein by reference to Exhibit 10.53 to Norwegian Cruise Line Holdings Ltd.’s Form 10-K filed on February 27, 2017 (File No. 001-35784))*

10.66	Form of Norwegian Cruise Line Holdings Ltd. Performance-based Restricted Share Unit Award Agreement (August 2017) (incorporated herein by reference to Exhibit 10.1 to Norwegian Cruise Line Holdings Ltd.’s Form 10-Q filed on November 9, 2017 (File No. 001-35784))*

21.1**	List of Subsidiaries of Norwegian Cruise Line Holdings Ltd.

23.1**	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm

24.1**	Power of Attorney (included on Signatures page of this Annual Report on Form 10-K)

31.1**	Certification of the Annual Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the President and

Chief Executive Officer

31.2**	Certification of the Annual Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Executive Vice President and Chief Financial Officer

32.1***	Certification of the Annual Report Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer and Chief Financial Officer

101**	The following materials from Norwegian Cruise Line Holdings Ltd.’s Annual Report on Form 10-K formatted in Extensible Business Reporting Language (XBRL), as follows: (i) Consolidated Statements of Operations of NCLH for the years ended December 31, 2017, 2016 and 2015; (ii) Consolidated Statements of Comprehensive Income of NCLH for the years ended December 31, 2017, 2016 and 2015; (iii) Consolidated Balance Sheets of NCLH as of December 31, 2017 and 2016; (iv) Consolidated Statements of Cash Flows of NCLH for the years ended December 31, 2017, 2016 and 2015; (v) Consolidated Statements of Changes in Shareholders’ Equity of NCLH for the years ended December 31, 2017, 2016 and 2015; (vi) the Notes to the Consolidated Financial Statements; and (vii) Schedule II Valuation and Qualifying Accounts tagged in summary and detail.

+	Confidential treatment has been granted with respect to certain portions of this exhibit. Omitted portions have been filed separately with the SEC.
#	Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the SEC.
†	Agreement restates previous versions of agreement.
*	Management contract or compensatory plan.
**	Filed herewith.
***	Furnished herewith.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in Miami, Florida, on February 27, 2018.

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

Signature	Title	Date

/s/ Frank J. Del Rio	Director, President and Chief Executive Officer	February 27, 2018
Frank J. Del Rio	(Principal Executive Officer)

/s/ Wendy A. Beck	Executive Vice President and Chief Financial Officer	February 27, 2018
Wendy A. Beck	(Principal Financial Officer)

/s/ Faye L. Ashby	Senior Vice President and Chief Accounting Officer	February 27, 2018
Faye L. Ashby	(Principal Accounting Officer)

/s/ Adam M. Aron	Director	February 27, 2018
Adam M. Aron

/s/ John Chidsey	Director	February 27, 2018
John Chidsey

/s/ Chad A. Leat	Director	February 27, 2018
Chad A. Leat

/s/ Steve Martinez	Director	February 27, 2018
Steve Martinez

/s/ Walter L. Revell	Director	February 27, 2018
Walter L. Revell

/s/ David M. Abrams	Director	February 27, 2018
David M. Abrams

/s/ Stella David	Director	February 27, 2018
Stella David

/s/ Russell W. Galbut	Director	February 27, 2018
Russell W. Galbut

Norwegian Cruise Line Holdings Ltd. Schedule II Valuation and Qualifying Accounts (in thousands)

		Additions
Description	Balance 12/31/14	Charged to costs and expenses	Charged to other accounts -	Deductions	Balance 12/31/15

Valuation allowance on deferred tax assets	$81,704	$—	$—	$(20,267)	$61,437

Description	Balance 12/31/15	Charged to costs and expenses	Charged to other accounts -	Deductions	Balance 12/31/16

Valuation allowance on deferred tax assets	$61,437	$—	$9,382	$(6,246)	$64,573

Description	Balance 12/31/16	Charged to costs and expenses	Charged to other accounts -	Deductions (a)	Balance 12/31/17

Valuation allowance on deferred tax assets	$64,573	$—	$—	$(22,419)	$42,154

(a)	Amount relates to (i) utilization of deferred tax assets and (ii) an adjustment due to a change in tax rates resulting from U.S. tax reform.

54

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Norwegian Cruise Line Holdings Ltd.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Norwegian Cruise Line Holdings Ltd. and its subsidiaries as of December 31, 2017 and 2016, and the related consolidated statements of operations, comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2017, including the related notes and financial statement schedule listed in the index appearing under Item 15(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

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

/s/ PricewaterhouseCoopers LLP

Certified Public Accountants

Miami, Florida

February 27, 2018

We have served as the Company’s auditor since at least 1988. We have not determined the specific year we began serving as auditor of the Company.

Norwegian Cruise Line Holdings Ltd.

Consolidated Statements of Operations

(in thousands, except share and per share data)

	Year Ended December 31,
	2017	2016	2015
Revenue
Passenger ticket	$3,750,030	$3,388,954	$3,129,075
Onboard and other	1,646,145	1,485,386	1,215,973
Total revenue	5,396,175	4,874,340	4,345,048
Cruise operating expense
Commissions, transportation and other	894,406	813,559	765,298
Onboard and other	319,293	298,886	272,802
Payroll and related	803,632	746,142	666,110
Fuel	361,032	335,174	358,650
Food	198,357	200,071	179,641
Other	486,924	456,393	412,948
Total cruise operating expense	3,063,644	2,850,225	2,655,449
Other operating expense
Marketing, general and administrative	773,755	666,156	554,999
Depreciation and amortization	509,957	432,495	432,114
Total other operating expense	1,283,712	1,098,651	987,113
Operating income	1,048,819	925,464	702,486
Non-operating income (expense)
Interest expense, net	(267,804)	(276,859)	(221,909)
Other income (expense), net	(10,401)	(8,302)	(46,668)
Total non-operating income (expense)	(278,205)	(285,161)	(268,577)
Net income before income taxes	770,614	640,303	433,909
Income tax expense	(10,742)	(7,218)	(6,772)
Net income	$759,872	$633,085	$427,137
Weighted-average shares outstanding
Basic	228,040,825	227,121,875	226,591,437
Diluted	229,418,326	227,850,286	230,040,132
Earnings per share
Basic	$3.33	$2.79	$1.89
Diluted	$3.31	$2.78	$1.86

The accompanying notes are an integral part of these consolidated financial statements.

Norwegian Cruise Line Holdings Ltd.

Consolidated Statements of Comprehensive Income

(in thousands)

	Year Ended December 31,
	2017	2016	2015
Net income	$759,872	$633,085	$427,137
Other comprehensive income (loss):
Shipboard Retirement Plan	(40)	497	1,102
Cash flow hedges:
Net unrealized gain (loss) related to cash flow hedges	304,684	1,711	(262,852)
Amount realized and reclassified into earnings	36,795	95,969	91,742
Total other comprehensive income (loss)	341,439	98,177	(170,008)
Total comprehensive income	$1,101,311	$731,262	$257,129

The accompanying notes are an integral part of these consolidated financial statements.

Norwegian Cruise Line Holdings Ltd.

Consolidated Balance Sheets

(in thousands, except share data)

	December 31,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$176,190	$128,347
Accounts receivable, net	43,961	63,215
Inventories	82,121	66,255
Prepaid expenses and other assets	216,065	153,276
Total current assets	518,337	411,093
Property and equipment, net	11,040,488	10,117,689
Goodwill	1,388,931	1,388,931
Tradenames	817,525	817,525
Other long-term assets	329,588	238,673
Total assets	$14,094,869	$12,973,911
Liabilities and shareholders’ equity
Current liabilities:
Current portion of long-term debt	$619,373	$560,193
Accounts payable	53,433	38,002
Accrued expenses and other liabilities	513,717	541,753
Advance ticket sales	1,303,498	1,172,870
Total current liabilities	2,490,021	2,312,818
Long-term debt	5,688,392	5,838,494
Other long-term liabilities	166,690	284,873
Total liabilities	8,345,103	8,436,185
Commitments and contingencies (Note 11)
Shareholders’ equity:
Ordinary shares, $.001 par value; 490,000,000 shares authorized; 233,840,523 shares issued and 228,528,562 shares outstanding at December 31, 2017 and 232,555,937 shares issued and 227,243,976 shares outstanding at December 31, 2016	233	232
Additional paid-in capital	3,998,694	3,890,119
Accumulated other comprehensive income (loss)	26,966	(314,473)
Retained earnings	1,963,128	1,201,103
Treasury shares (5,311,961 ordinary shares at December 31, 2017 and December 31, 2016 at cost)	(239,255)	(239,255)
Total shareholders’ equity	5,749,766	4,537,726
Total liabilities and shareholders’ equity	$14,094,869	$12,973,911

The accompanying notes are an integral part of these consolidated financial statements.

Norwegian Cruise Line Holdings Ltd.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2017	2016	2015
Cash flows from operating activities
Net income	$759,872	$633,085	$427,137
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	521,484	445,635	450,335
(Gain) loss on derivatives	(103)	79	26,525
Deferred income taxes, net	9,153	(2,448)	1,269
Gain on contingent consideration	—	—	(43,400)
Write-off of financing fees	6,705	18,930	4,070
Provision for bad debts and inventory	2,431	3,866	5,029
Share-based compensation expense	87,039	66,414	42,209
Changes in operating assets and liabilities:
Accounts receivable, net	15,050	(20,983)	(14,803)
Inventories	(17,129)	(9,184)	(4,408)
Prepaid expenses and other assets	(22,714)	(18,534)	(10,325)
Accounts payable	14,047	(5,755)	(52,723)
Accrued expenses and other liabilities	55,894	(6,410)	(5,350)
Advance ticket sales	154,012	134,971	218,260
Payment of original issue discount	—	—	(1,647)
Net cash provided by operating activities	1,585,741	1,239,666	1,042,178
Cash flows from investing activities
Additions to property and equipment, net	(1,372,214)	(1,092,091)	(1,121,984)
Net proceeds from sale of Hawaii land-based operations	499	—	—
Promissory note	165	—	—
Cash received on settlement of derivatives	2,346	131	2,832
Cash paid on settlement of derivatives	(35,694)	(36,954)	(86,351)
Investment in trademark	—	—	(750)
Net cash used in investing activities	(1,404,898)	(1,128,914)	(1,206,253)
Cash flows from financing activities
Repayments of long-term debt	(1,916,885)	(3,744,029)	(1,569,313)
Repayments to Affiliate	—	(18,522)	(37,042)
Proceeds from long-term debt	1,816,390	3,753,928	1,855,809
Proceeds from employee related plans	30,032	9,169	69,985
Net share settlement of restricted share units	(6,342)	—	—
Purchases of treasury shares	—	(49,999)	(107,256)
Deferred financing fees and other	(56,195)	(48,889)	(16,995)
Net cash provided by (used in) financing activities	(133,000)	(98,342)	195,188
Net increase in cash and cash equivalents	47,843	12,410	31,113
Cash and cash equivalents at beginning of year	128,347	115,937	84,824
Cash and cash equivalents at end of year	$176,190	$128,347	$115,937
Supplemental disclosures (Note 14)

The accompanying notes are an integral part of these consolidated financial statements.

Norwegian Cruise Line Holdings Ltd.

Consolidated Statements of Changes in Shareholders’ Equity

(in thousands)

	Ordinary Shares	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Shares	Total Shareholders’ Equity
Balance, December 31, 2014	$230	$3,702,344	$(242,642)	$140,881	$(82,000)	$3,518,813
Share-based compensation	—	42,209	—	—	—	42,209
Issuance of shares under employee related plans	2	69,983	—	—	—	69,985
Treasury shares	—	—	—	—	(107,256)	(107,256)
Other comprehensive loss	—	—	(170,008)	—	—	(170,008)
Net income	—	—	—	427,137	—	427,137
Balance, December 31, 2015	232	3,814,536	(412,650)	568,018	(189,256)	3,780,880
Share-based compensation	—	66,414	—	—	—	66,414
Issuance of shares under employee related plans	—	9,169	—	—	—	9,169
Treasury shares	—	—	—	—	(49,999)	(49,999)
Other comprehensive income	—	—	98,177	—	—	98,177
Net income	—	—	—	633,085	—	633,085
Balance, December 31, 2016	232	3,890,119	(314,473)	1,201,103	(239,255)	4,537,726
Share-based compensation	—	87,039	—	—	—	87,039
Issuance of shares under employee related plans	1	30,031	—	—	—	30,032
Change in accounting policy (share-based forfeitures)	—	(2,153)	—	2,153	—	—
Net share settlement of restricted share units	—	(6,342)	—	—	—	(6,342)
Other comprehensive income	—	—	341,439	—	—	341,439
Net income	—	—	—	759,872	—	759,872
Balance, December 31, 2017	$233	$3,998,694	$26,966	$1,963,128	$(239,255)	$5,749,766

The accompanying notes are an integral part of these consolidated financial statements.

Norwegian Cruise Line Holdings Ltd.

Notes to the Consolidated Financial Statements

1.	Description of Business and Organization

We are a leading global cruise company which operates the Norwegian Cruise Line, Oceania Cruises and Regent Seven Seas Cruises brands. As of December 31, 2017, we had 25 ships with approximately 50,400 Berths. We plan to introduce seven additional ships through 2025 and we have an option to introduce two additional ships for delivery in 2026 and 2027, subject to certain conditions. Norwegian Bliss and Norwegian Encore are on order for delivery in the spring of 2018 and fall of 2019, respectively. We also have an Explorer Class Ship, Seven Seas Splendor, on order for delivery in the winter of 2020. Project Leonardo will introduce an additional four ships with expected delivery dates through 2025. These additions to our fleet (exclusive of the option for two additional ships) will increase our total Berths to approximately 72,300.

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

In February 2011, NCLH, a Bermuda limited company, was formed with the issuance to the Sponsors of, in aggregate, 10,000 ordinary shares, with a par value of $.001 per share. In January 2013, NCLH completed its IPO, pursuant to which it sold 27,058,824 ordinary shares for net proceeds, after deducting underwriting discounts and commissions and expenses, of approximately $473.9 million. In connection with the consummation of the IPO, the Sponsors’ ordinary shares in NCLC were exchanged for the ordinary shares of NCLH, and NCLH became the owner of 100% of the ordinary shares and parent company of NCLC (the “Corporate Reorganization”). At the same time, NCLH contributed $460.0 million to NCLC and the historical financial statements of NCLC became those of NCLH. The Corporate Reorganization was effected solely for the purpose of reorganizing our corporate structure. NCLH had not, prior to the completion of the Corporate Reorganization, conducted any activities other than those incidental to its formation and to prepare for the Corporate Reorganization and the IPO. As the economic position of the investors did not change as part of the Corporate Reorganization it was considered a nonstubstantive merger from an accounting perspective.

In November 2014, we completed the Acquisition of Prestige. We believe that the combination of Norwegian and Prestige creates a cruise operating company with a rich product portfolio and strong market presence.

The Sponsors have completed numerous Secondary Equity Offerings and as of December 31, 2017 have reduced their ownership to 16.8% of NCLH’s ordinary shares (we refer you to Note 7— “Related Party Disclosures”).

2.	Summary of Significant Accounting Policies

Basis of Presentation

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and contain all normal recurring adjustments necessary for a fair presentation of the results for the periods presented. Estimates are required for the preparation of consolidated financial statements in accordance with generally accepted accounting principles and actual results could differ from these estimates. All significant intercompany accounts and transactions are eliminated in consolidation.

Reclassification

Certain amounts in prior periods have been reclassified to properly reflect promotional discounts allocated between passenger ticket revenue to onboard and other revenue. During the fourth quarter of 2017 we reclassified $21.9 million of revenue from passenger ticket revenue to onboard and other revenue for the prior three quarters. This cumulative adjustment for 2017 amends the multi-element allocation of revenue between these two financial statement line items. This change does not impact total revenue or net income, nor did it impact any periods in 2016 or 2015.

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

Accounts Receivable, Net

Accounts receivable are shown net of an allowance for doubtful accounts of $5.9 million and $4.7 million as of December 31, 2017 and 2016, respectively.

Inventories

Inventories mainly consist of provisions, supplies and fuel and are carried at the lower of cost or net realizable value using the first-in, first-out method of accounting.

Advertising Costs

Advertising costs are expensed as incurred except for those that result in tangible assets, including brochures, which are treated as prepaid expenses and charged to expense as consumed. Advertising costs of $2.4 million and $1.3 million as of December 31, 2017 and 2016, respectively, are included in prepaid expenses and other assets. Expenses related to advertising costs totaled $289.1 million, $270.5 million and $232.2 million for the years ended December 31, 2017, 2016 and 2015, respectively.

Earnings Per Share

Basic EPS is computed by dividing net income by the basic weighted-average number of shares outstanding during each period. Diluted EPS is computed by dividing net income by diluted weighted-average shares outstanding. A reconciliation between basic and diluted EPS was as follows (in thousands, except share and per share data):

	Year Ended December 31,
	2017	2016	2015
Net income	$759,872	$633,085	$427,137
Basic weighted-average shares outstanding	228,040,825	227,121,875	226,591,437
Potentially dilutive shares	1,377,501	728,411	3,448,695
Diluted weighted-average shares outstanding	229,418,326	227,850,286	230,040,132
Basic EPS	$3.33	$2.79	$1.89
Diluted EPS	$3.31	$2.78	$1.86

For the years ended December 31, 2017, 2016 and 2015, a total of 5.6 million, 7.1 million and 2.8 million shares, respectively, have been excluded from diluted weighted-average shares outstanding because the effect of including them would have been anti-dilutive.

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

Depreciation is computed on the straight-line basis over the estimated useful lives of the assets, after a 15% reduction for the estimated residual values of ships as follows:

Useful Life
Ships	30 years
Computer hardware and software	3-10 years
Other property and equipment	3-40 years
Leasehold improvements	Shorter of lease term or asset life
Ship improvements	Shorter of asset life or life of the ship

Long-lived assets are reviewed for impairment, based on estimated future undiscounted cash flows, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Assets are grouped and evaluated at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets. We consider historical performance and future estimated results in our evaluation of potential impairment and then compare the carrying amount of the asset to the estimated future cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds estimated expected undiscounted future cash flows, we measure the amount of the impairment by comparing the carrying amount of the asset to its fair value. We estimate fair value based on the best information available utilizing estimates, judgments and projections as necessary. Our estimate of fair value is generally measured by discounting expected future cash flows at discount rates commensurate with the associated risk.

Goodwill and Tradenames

Goodwill represents the excess of cost over the fair value of net assets acquired. Goodwill and other indefinite-lived assets, principally tradenames, are reviewed for impairment on an annual basis or earlier if there is an event or change in circumstances that would indicate that the carrying value of these assets may not be fully recoverable. We use the Step 0 Test which allows us to first assess qualitative factors to determine whether it is more likely than not (i.e., more than 50%) that the fair value of a reporting unit is less than its carrying value. For tradenames we also provide a qualitative assessment to determine if there is any indication of impairment. In order to make this evaluation, we consider the following circumstances as well as others:

•	Changes in general macroeconomic conditions such as a deterioration in general economic conditions; limitations on accessing capital; fluctuations in foreign exchange rates; or other developments in equity and credit markets;

•	Changes in industry and market conditions such as a deterioration in the environment in which an entity operates; an increased competitive environment; a decline in market-dependent multiples or metrics (in both absolute terms and relative to peers); a change in the market for an entity’s products or services; or a regulatory or political development;

•	Changes in cost factors that have a negative effect on earnings and cash flows;

•	Decline in overall financial performance (for both actual and expected performance);

•	Entity and reporting unit specific events such as changes in management, key personnel, strategy, or customers; litigation; or a change in the composition or carrying amount of net assets; and

•	Decline in share price (in both absolute terms and relative to peers).

We have concluded that our business has three reporting units. Each brand, Norwegian, Regent and Oceania Cruises, constitutes a business for which discrete financial information is available and management regularly reviews the operating results and, therefore, each brand is considered an operating segment.

For our annual impairment evaluation, we performed a Step 0 Test for the Norwegian, Regent Seven Seas and Oceania Cruises reporting units. As of December 31, 2017, there was $523.0 million, $462.1 million and $403.8 million of goodwill for the Oceania Cruises, Regent Seven Seas and Norwegian reporting units, respectively. As of December 31, 2017, our annual review consisting of the Step 0 Test supports the carrying value of these assets.

Revenue and Expense Recognition

Deposits received from guests for future voyages are recorded as advance ticket sales and are subsequently recognized as passenger ticket revenue on a pro-rata basis over the period of the voyage, concurrent with recognition of onboard and other revenue and with recognition of all associated direct costs of a voyage as cruise operating expenses. Guest cancellation fees are recognized in passenger ticket revenue in the month of the cancellation. Certain of our product offerings are accounted for under the guidance included within multi-element arrangements and result in an allocation of the fair value between passenger ticket revenue and onboard and other revenue.

Revenue and expenses include port fees and taxes. The amounts included on a gross basis are $327.4 million, $286.6 million and $243.8 million for the years ended December 31, 2017, 2016 and 2015, respectively.

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

Foreign Currency

The majority of our transactions are settled in U.S. dollars. Gains or losses resulting from transactions denominated in other currencies are recognized in income at each balance sheet date. We recognized losses for the year ended December 31, 2017 of $14.2 million and gains were approximately $4.5 million and $11.0 million for the years ended December 31, 2016 and 2015, respectively.

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

Share-Based Compensation

We recognize expense for our share-based compensation awards using a fair-value-based method. Share-based compensation expense is recognized over the requisite service period for awards that are based on a service period and not contingent upon any future performance. We refer you to Note 9—“Employee Benefits and Share-Based Compensation.”

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

Although we sell cruises on an international basis, our passenger ticket revenue is primarily attributed to U.S.-sourced guests who make reservations in the U.S. Revenue attributable to U.S.-sourced guests was 77%, 81% and 75% for the years ended December 31, 2017, 2016 and 2015, respectively. No other individual country’s revenues exceeded 10% in any of our last three years.

Revenues by destination were as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015
North America	$3,285,903	$3,132,208	$2,743,007
Europe	1,347,381	1,148,403	1,120,705
Asia-Pacific	394,631	196,978	198,131
Other	368,260	396,751	283,205
Total Revenues	$5,396,175	$4,874,340	$4,345,048

Substantially all of our long- lived assets are located outside of the U.S. and consist primarily of our ships. We have 17 ships with Bahamas registry with a carrying value of $8.0 billion as of December 31, 2017 and 16 ships with Bahamas registry with a carrying value of $7.1 billion as of December 31, 2016. We have seven ships with Marshall Island registry with a carrying value of $1.9 billion as of December 31, 2017 and 2016. We also have one ship with U.S. registry with a carrying value of $0.3 billion as of December 31, 2017 and 2016.

Recently Issued Accounting Guidance

In December 2017, the Tax Cuts and Jobs Act (“the Act”) was enacted. Among other provisions, the Act reduces the U.S. federal corporate tax rate from 35% to 21%. The SEC staff issued SAB No. 118, which addresses how a company recognizes provisional amounts when a company does not have the necessary information available, prepared or analyzed (including computations) in reasonable detail to complete its accounting for the effect of the changes in the Act. The measurement period ends when a company has obtained, prepared and analyzed the information necessary to finalize its accounting, but cannot extend beyond one year.  As of December 31, 2017, we have not completed the accounting for the tax effects of enactment of the Act; however, as described below, we have made a reasonable estimate of the effects on existing deferred tax balances. These amounts are provisional and subject to change.  The most significant impact of the Act for the Company was a $7.4 million reduction of the value of net deferred tax liabilities (which represent future tax expenses) that was recorded as a discrete tax benefit as a result of lowering the U.S. corporate income tax rate from 35% to 21%. The tax benefit represents a provisional amount and the Company’s current best estimates. Any adjustments recorded to the provisional amount through the end of 2018 will be included in income from operations as an adjustment to tax expense. The provisional amounts incorporate assumptions made based upon the Company’s current interpretation of the Act and may change as the Company receives additional clarification and implementation guidance.  Other aspects of the Act are either not applicable or not expected to have a material impact on the Company’s financial statements.

In August 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2017-12. The objectives of this ASU are to improve the financial reporting of hedging relationships to better portray the economic results of an entity’s risk management activities in its financial statements and to make certain targeted improvements to simplify the application of the hedge accounting guidance in current GAAP. This ASU is effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. We will adopt in the first quarter of 2018. For cash flow hedges, a cumulative-effect adjustment relating to the elimination of the separate measurement of ineffectiveness to accumulated other comprehensive income is required with a corresponding adjustment to the opening balance of retained earnings. The presentation and disclosure guidance is required prospectively.

In January 2017, the FASB issued ASU No. 2017-04 which simplifies the test for goodwill impairment by eliminating Step 2 from the goodwill impairment test. Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. The guidance is effective for annual or any interim goodwill impairment tests in years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. We do not expect to early adopt this guidance. We will evaluate the impact upon adoption of this guidance to our consolidated financial statements.

In October 2016, the FASB issued ASU No. 2016-16 which requires companies to recognize the income-tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs, rather than when the asset has been sold to an outside party. We will adopt the new standard effective January 1, 2018, using the modified retrospective transition approach through a cumulative-effect adjustment of $19.1 million to retained earnings as of the effective date. The cumulative-effect adjustment captures the write-off of previously unamortized deferred income tax expense from past intra-entity transfers involving assets other than inventory, and recognition of any new deferred tax assets, net of necessary valuation allowance and other liabilities for amounts not previously recognized under U.S. GAAP.

In August 2016, the FASB issued ASU No. 2016-15 which amends Topic 230 (Statement of Cash Flows) to eliminate discrepancies in reporting certain items in the statement of cash flows. We will adopt a retrospective application in the first quarter of 2018. Currently, the only transactions that will require a reclassification is in connection with our debt extinguishment and deferred financing fees.

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

In May 2014, the FASB issued ASU No. 2014-09 which requires entities to recognize revenue through the application of a five-step model, including identification of the contract, identification of the performance obligations, determination of the transaction price, allocation of the transaction price to the performance obligation and recognition of revenue as the entity satisfies the performance obligations. We will adopt a modified retrospective application in the first quarter of 2018. We have reviewed our contract and business processes and we are concluding on changes to our controls to support recognition and disclosure requirements. Based on our evaluation to date, we determined no significant changes are required to our business processes, systems and controls to effectively report revenue recognition under the new standard. Upon adoption we will reclassify to prepaid expenses and other assets from advanced ticket sales certain deferred costs incurred to obtain our contracts. Adoption of the new standard will require additional disclosures, however, it is not expected to materially change the timing, classification or amount of revenue recognized in our consolidated financial statements.

3.	Goodwill and Intangible Assets

Goodwill and tradenames are not subject to amortization. As of December 31, 2017 and 2016, the carrying values were $1.4 billion for goodwill and $0.8 billion for tradenames.

The gross carrying amounts of intangible assets included within other long-term assets, the related accumulated amortization, the net carrying amounts and the weighted-average amortization periods of the Company’s intangible assets are listed in the following tables (in thousands, except amortization period):

	December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted- Average Amortization Period (Years)
Customer relationship	$120,000	$(66,866)	$53,134	6.0
Licenses	3,368	(1,601)	1,767	5.6
Non-compete agreements	660	(660)	—	1.0
Total intangible assets subject to amortization	$124,028	$(69,127)	$54,901

	December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted- Average Amortization Period (Years)
Customer relationship	$120,000	$(36,593)	$83,407	6.0
Licenses	3,368	(807)	2,561	5.6
Non-compete agreements	660	(495)	165	1.0
Total intangible assets subject to amortization	$124,028	$(37,895)	$86,133
License (Indefinite-lived)	$4,427	$—	$—

The aggregate amortization expense is as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015
Amortization expense	$31,232	$22,160	$73,207

The following table sets forth the Company’s estimated aggregate amortization expense for each of the five years below (in thousands):

Year ended December 31,	Amortization Expense
2018	$26,163
2019	18,489
2020	9,906
2021	75
2022	75

4.	Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) for the year ended December 31, 2017 was as follows (in thousands):

	Accumulated Other Comprehensive Income (Loss)	Change Related to Cash Flow Hedges		Change Related to Shipboard Retirement Plan
Accumulated other comprehensive income (loss) at beginning of year	$(314,473)	$(307,618)		$(6,855)
Current period other comprehensive income before reclassifications	304,226	304,684		(458)
Amounts reclassified	37,213	36,795	(1)	418 (2)
Accumulated other comprehensive income (loss) at end of year	$(26,966)	$33,861	(3)	$(6,895)

(1)	We refer you to Note 8—“Fair Value Measurements and Derivatives” for the affected line items in the consolidated statements of operations.
(2)	Amortization of prior-service cost and actuarial loss reclassified to payroll and related expense.
(3)	Of the existing amounts related to derivatives designated as cash flow hedges, approximately $9.4 million of gain is expected to be reclassified into earnings in the next 12 months.

Accumulated other comprehensive income (loss) for the year ended December 31, 2016 was as follows (in thousands):

	Accumulated Other Comprehensive Income (Loss)	Change Related to Cash Flow Hedges	Change Related to Shipboard Retirement Plan
Accumulated other comprehensive income (loss) at beginning of year	$(412,650)	$(405,298)	$(7,352)
Current period other comprehensive income before reclassifications	1,776	1,711	65
Amounts reclassified	96,401	95,969 (1)	432 (2)
Accumulated other comprehensive income (loss) at end of year	$(314,473)	$(307,618)	$(6,855)

(1)	We refer you to Note 8—“Fair Value Measurements and Derivatives” for the affected line items in the consolidated statements of operations.
(2)	Amortization of prior-service cost and actuarial loss reclassified to payroll and related expense.

Accumulated other comprehensive income (loss) for the year ended December 31, 2015 was as follows (in thousands):

	Accumulated Other Comprehensive Income (Loss)	Change Related to Cash Flow Hedges	Change Related to Shipboard Retirement Plan
Accumulated other comprehensive income (loss) at beginning of year	$(242,642)	$(234,188)	$(8,454)
Current period other comprehensive income (loss) before reclassifications	(262,227)	(262,852)	625
Amounts reclassified	92,219	91,742 (1)	477 (2)
Accumulated other comprehensive income (loss) at end of year	$(412,650)	$(405,298)	$(7,352)

(1)	We refer you to Note 8—“Fair Value Measurements and Derivatives” for the affected line items in the consolidated statements of operations.
(2)	Amortization of prior-service cost and actuarial loss reclassified to payroll and related expense.

5.	Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	December 31,
	2017	2016
Ships	$11,814,409	$10,781,703
Ships improvements	1,060,049	807,233
Ships under construction	521,597	450,372
Land and land improvements	37,535	37,535
Other	487,921	483,744
	13,921,511	12,560,587
Less: accumulated depreciation	(2,881,023)	(2,442,898)
Property and equipment, net	$11,040,488	$10,117,689

The increase in ships was primarily due to the addition of Norwegian Joy. Depreciation and amortization expense for the years ended December 31, 2017, 2016 and 2015 was $510.0 million, $432.5 million and $432.1 million, respectively. Repairs and maintenance expenses including Dry-dock expenses were $157.2 million, $155.4 million and $124.8 million for the years ended December 31, 2017, 2016 and 2015, respectively, and were recorded within other cruise operating expense.

Ships under construction include progress payments to the shipyard, planning and design fees and other associated costs. Capitalized interest costs which were primarily associated with the construction or revitalization of ships amounted to $29.0 million, $33.7 million and $31.9 million for the years ended December 31, 2017, 2016 and 2015, respectively.

6.	Long-Term Debt

Long-term debt consisted of the following:

	Interest Rate December 31,		Maturities	Balance December 31,
	2017	2016	Through	2017	2016
				(in thousands)

$875.0 million senior secured revolving credit facility	3.27%	—	2021	$78,000	$—
$750.0 million senior secured revolving credit facility	—	2.70%	2021	—	129,000
Term Loan A	3.32%	—	2021	1,385,196	—
$1,506.6 million term loan A facility	—	2.77%	2021	—	1,459,033
$375.0 million Term Loan B (1)	3.18%	—	2021	371,914	—
$700.0 million 4.750% senior unsecured notes	4.75%	4.75%	2021	693,413	691,767
$600.0 million 4.625% senior unsecured notes	—	4.63%	2020	—	592,031
€662.9 million Norwegian Epic term loan (2)	3.44%	3.00%	2022	328,646	395,830
€308.1 million Pride of Hawai’i loan (2)	2.31%	1.83%	2018	18,438	54,601
$334.1 million Norwegian Jewel term loan	—	1.83%	2017	—	26,919
€258.0 million Pride of America Hermes loan (2)	—	1.90%	2017	—	12,654
€529.8 million Breakaway one loan (2)	2.97%	2.49%	2025	415,039	469,100
€529.8 million Breakaway two loan (2)	4.50%	4.50%	2026	482,133	537,478
€590.5 million Breakaway three loan (2)	2.98%	2.98%	2027	595,494	653,474
€729.9 million Breakaway four loan (2)	2.98%	2.98%	2029	758,595	150,834
€126 million Norwegian Jewel term loan (2)	—	1.82%	2017	—	7,260
€126 million Norwegian Jade term loan (2)	—	1.82%	2017	—	7,531
€666 million Seahawk 1 term loan (2)	3.92%	3.92%	2030	184,837	137,514
€666 million Seahawk 2 term loan (2)	3.92%	3.92%	2031	90,351	42,083
Sirena loan	2.75%	2.75%	2019	27,344	40,465
Explorer newbuild loan	3.43%	3.43%	2028	295,093	320,821
Marina newbuild loan (3)	2.00%	1.54%	2023	245,706	290,416
Riviera newbuild loan (4)	2.11%	1.81%	2024	292,183	337,174
Capital lease and license obligations	Various	Various	2028	45,383	42,702
Total debt				6,307,765	6,398,687
Less: current portion of long-term debt				(619,373)	(560,193)
Total long-term debt				$5,688,392	$5,838,494

(1)	Includes original issue discount of $0.9 million as of December 31, 2017.
(2)	Currently U.S. dollar-denominated.
(3)	Includes premium of $0.2 million as of December 31, 2017 and 2016.
(4)	Includes premium of $0.2 million and $0.3 million as of December 31, 2017 and 2016, respectively.

NCLC, a subsidiary of NCLH, entered into a Third Amended and Restated Credit Agreement, dated as of October 10, 2017, with a subsidiary of NCLC, as co-borrower and JPMorgan Chase Bank, N.A. (“JPM”), as administrative agent. This facility revised the $750.0 million senior secured credit facility to, among other things, (a) reprice and increase the existing $750 million revolving credit facility to a new $875 million revolving credit facility (the “New Revolving Loan Facility”), (b) reprice the approximately $1,412 million principal amount outstanding under the existing senior secured term A facility to (the “New Term A Loan Facility”), and (c) add a new $375 million term B loan facility due 2021 (the “New Term B Loan Facility”). The applicable margin under the New Term A Loan Facility and New Revolving Loan Facility is determined by reference to a total leverage ratio, with an applicable margin of between 2.00% and 1.25% with respect to Eurocurrency loans and between 1.00% and 0.25% with respect to base rate loans. The margin for borrowings under the New Term A Loan Facility and New Revolving Loan Facility is 1.75% with respect to Eurocurrency borrowings and 0.75% with respect to base rate borrowings. The applicable margin under the New Term B Loan Facility is 1.75% with respect to Eurocurrency loans and 0.75% with respect to base rate loans. NCLC used proceeds from the New Term B Loan Facility and cash on hand for the Redemption (as defined below).

Concurrent with the refinancing of its loan facilities as described above, on October 10, 2017, NCLC completed the redemption of all its outstanding 4.625% Senior Notes due 2020 (“Notes”), at a price including accrued and unpaid interest, of $1,044.41 per $1,000 of outstanding principal amount of Notes so redeemed (the “Redemption”) using the proceeds from the New Term Loan B Facility and cash on hand. No Notes remained outstanding after the redemption.

Interest expense, net for the year ended December 31, 2017 was $267.8 million which included $32.5 million of amortization of deferred financing fees and a $23.9 million loss on extinguishment of debt. Interest expense, net for the year ended December 31, 2016 was $276.9 million which included $34.7 million of amortization of deferred financing fees and a $27.7 million loss on extinguishment of debt. Interest expense, net for the year ended December 31, 2015 was $221.9 million which included $36.7 million of amortization of deferred financing fees and a $12.7 million loss on extinguishment of debt.

Certain of our debt agreements contain covenants that, among other things, require us to maintain a minimum level of liquidity, as well as limit our net funded debt-to-capital ratio, maintain certain other ratios and restrict our ability to pay dividends. Substantially all of our ships and other property and equipment are pledged as collateral for certain of our debt. We believe we were in compliance with our covenants as of December 31, 2017.

The following are scheduled principal repayments on long-term debt including capital lease obligations as of December 31, 2017 for each of the next five years (in thousands):

Year	Amount
2018	$619,373
2019	626,334
2020	622,129
2021	2,571,257
2022	431,674
Thereafter	1,553,815
Total	$6,424,582

We had an accrued interest liability of $31.9 million and $32.5 million as of December 31, 2017 and 2016, respectively.

7.	Related Party Disclosures

Transactions with Genting HK and the Apollo Holders

As of December 31, 2017, the ownership percentages of NCLH’s ordinary shares were as follows:

Shareholder	Number of Shares	Percentage Ownership
Apollo Holders (1)	25,478,782	11.2%
Genting HK (2)	12,898,307	5.6%

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

In June 2012, we exercised our option with Genting HK to purchase Norwegian Sky. We paid the total amount of $259.3 million to Genting HK in connection with the Norwegian Sky Purchase Agreement as of December 31, 2016 and no further payments are due.

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

We monitor concentrations of credit risk associated with financial and other institutions with which we conduct significant business. Credit risk, including but not limited to counterparty non-performance under derivatives is not considered significant, as we primarily conduct business with large, well-established financial institutions that we have established relationships with and that have credit risks acceptable to us or the credit risk is spread out among a large number of creditors. We do not anticipate non-performance by any of our significant counterparties.

The following table sets forth our derivatives measured at fair value and discloses the balance sheet location (in thousands):

		Asset		Liability
	Balance Sheet location	December 31, 2017	December 31, 2016	December 31, 2017	December 31, 2016
Fuel swaps designated as hedging instruments
	Prepaid expenses and other assets	$19,220	$20,288	$2,406	$—

	Other long-term assets	19,854	—	3,469	—

	Accrued expenses and other liabilities	—	—	3,348	44,271

	Other long-term liabilities	576	13,237	2,148	38,608
Foreign currency forward contracts designated as hedging instruments
	Prepaid expenses and other assets	52,300	—	730	—

	Other long-term assets	85,081	14	—	—

	Accrued expenses and other liabilities	—	—	—	61,788

	Other long-term liabilities	—	—	—	88,920
Interest rate swaps designated as hedging instruments
	Accrued expenses and other liabilities	—	—	1,020	3,331

	Other long-term liabilities	—	—	—	1,151

The fair values of swap and forward contracts are determined based on observable inputs and utilize the income valuation approach. These valuation models take into account the contract terms, such as maturity and other inputs, such as foreign exchange rates and curves, fuel types, fuel curves and interest yield curves. The Company determines the value of options and collars utilizing an option pricing model based on inputs that are either readily available in public markets or can be derived from information available in publicly quoted markets. The option pricing model used by the Company is an industry standard model for valuing options and is used by the broker/dealer community. The inputs to this option pricing model are the option strike price, underlying price, risk-free rate of interest, time to expiration, and volatility. The fair value of option contracts considers both the intrinsic value and any remaining time value associated with those derivatives that have not yet settled. The Company also considers counterparty credit risk and its own credit risk in its determination of all estimated fair values. Our derivatives and financial instruments were categorized as Level 2 in the fair value hierarchy, and we had no derivatives or financial instruments categorized as Level 1 or Level 3.

Our derivative contracts include rights of offset with our counterparties. We have elected to net certain assets and liabilities within counterparties when the rights of offset exist. We are not required to post cash collateral related to our derivative instruments.

The following table discloses the gross and net amounts recognized within assets and liabilities (in thousands):

December 31, 2017	Gross Amounts	Gross Amounts Offset	Total Net Amounts	Gross Amounts Not Offset	Net Amounts

Assets	$176,455	$(6,605)	$169,850	$(127,924)	$41,926
Liabilities	6,516	(576)	5,940	(1,020)	4,920

December 31, 2016	Gross Amounts	Gross Amounts Offset	Total Net Amounts	Gross Amounts Not Offset	Net Amounts

Assets	$20,302	$—	$20,302	$(14)	$20,288
Liabilities	238,069	(13,237)	224,832	(155,190)	69,642

Fuel Swaps

As of December 31, 2017, we had fuel swaps maturing through December 31, 2020 which are used to mitigate the financial impact of volatility in fuel prices pertaining to approximately 1.2 million metric tons of our projected fuel purchases.

The effects on the consolidated financial statements of the fuel swaps which were designated as cash flow hedges were as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015
Gain (loss) recognized in other comprehensive income (loss) – effective portion	$50,263	$127,470	$(173,513)
Loss recognized in other income (expense), net – ineffective portion	(317)	(12,850)	(16,011)
Amount reclassified from accumulated other comprehensive income (loss) into fuel expense	29,721	85,448	75,808

We had fuel swaps that matured which were not designated as cash flow hedges. These fuel swaps were previously designated as cash flow hedges and were dedesignated due to a change in our expected future fuel purchases mix.

The effects on the consolidated financial statements of the fuel swaps which were dedesignated and recognized into earnings were as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015
Amount reclassified from accumulated other comprehensive income (loss) into other income (expense), net	$—	$2,994	$10,000
Loss recognized in other income (expense), net	—	(271)	(4,727)

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

The effects on the consolidated financial statements of the foreign currency options which were designated as cash flow hedges were as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015
Amount reclassified from accumulated comprehensive income (loss) into depreciation and amortization expense	$1,320	$1,320	$1,320

Foreign Currency Forward Contracts

As of December 31, 2017, we had foreign currency forward contracts which are used to mitigate the financial impact of volatility in foreign currency exchange rates related to our ship construction contracts denominated in euros. The notional amount of our foreign currency forward contracts was €1.9 billion, or $2.3 billion based on the euro/U.S. dollar exchange rate as of December 31, 2017.

The effects on the consolidated financial statements of the foreign currency forward contracts which were designated as cash flow hedges were as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015
Gain (loss) recognized in other comprehensive income (loss) – effective portion	$254,070	$(124,058)	$(84,187)
Loss recognized in other income (expense), net – ineffective portion	(73)	(270)	(343)
Amount reclassified from accumulated comprehensive income (loss) into depreciation and amortization expense	3,121	2,625	116

The effects on the consolidated financial statements of the foreign currency forward contracts which were not designated as hedging instruments were as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015
Gain (loss) recognized in other income (expense), net	$—	$(6,133)	$684

Foreign Currency Collar

We had foreign currency collars that matured and were used to mitigate the volatility of foreign currency exchange rates related to our ship construction contracts denominated in euros.

The effects on the consolidated financial statements of the foreign currency collar which was designated as a cash flow hedge was as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015
Amount reclassified from accumulated comprehensive income (loss) into depreciation and amortization expense	$(364)	$(364)	$(364)

The effect on the consolidated financial statements of the foreign currency collar which was not designated as a cash flow hedge was as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015
Gain (loss) recognized in other income (expense), net	$—	$10,312	$(26,249)

Interest Rate Swaps

As of December 31, 2017, we had interest rate swap agreements to hedge our exposure to interest rate movements and to manage our interest expense. The notional amount of outstanding debt associated with the interest rate swap agreements was $218.6 million as of December 31, 2017.

The effects on the consolidated financial statements of the interest rate swaps which were designated as cash flow hedges were as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015
Gain (loss) recognized in other comprehensive income (loss) – effective portion	$351	$(1,701)	$(5,152)
Gain (loss) recognized in other income (expense), net – ineffective portion	—	3	(23)
Amount reclassified from other comprehensive income (loss) into interest expense, net	2,997	3,946	4,614

Other

The carrying amounts reported in the consolidated balance sheets of all other financial assets and liabilities approximate fair value.

Long-Term Debt

As of December 31, 2017 and 2016, the fair value of our long-term debt, including the current portion, was $6,448.6 million and $6,525.7 million, respectively, which was $23.5 million higher and $11.6 million higher, respectively, than the carrying values. The difference between the fair value and carrying value of our long-term debt is due to our fixed and variable rate debt obligations carrying interest rates that are above or below market rates at the measurement dates. The fair value of our long-term debt was calculated based on estimated rates for the same or similar instruments with similar terms and remaining maturities resulting in Level 2 inputs in the fair value hierarchy. Market risk associated with our long-term variable rate debt is the potential increase in interest expense from an increase in interest rates. The calculation of the fair value of our long-term debt is considered a Level 2 input.

Non-recurring Measurements of Non-financial Assets

Goodwill and other indefinite-lived assets, principally tradenames, are reviewed for impairment on an annual basis or earlier if there is an event or change in circumstances that would indicate that the carrying value of these assets may not be fully recoverable.

We believe our estimates and judgments with respect to our long-lived assets, principally ships, and goodwill and other indefinite-lived intangible assets are reasonable. Nonetheless, if there was a material change in assumptions used in the determination of such fair values or if there is a material change in the conditions or circumstances that influence such assets, we could be required to record an impairment charge. We estimate fair value based on the best information available utilizing estimates, judgments and projections as necessary. As of December 31, 2017, our annual review supports the carrying value of these assets.

9.	Employee Benefits and Share-Based Compensation

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

Amended and Restated 2013 Performance Incentive Plan (“Restated 2013 Plan”)

In January 2013, NCLH adopted the 2013 Performance Incentive Plan which provided for the issuance of up to 15,035,106 of NCLH’s ordinary shares pursuant to awards granted under the plan, with no more than 5,000,000 shares being granted to one individual in any calendar year. In May 2016, the plan was amended and restated pursuant to approval from the Board of Directors and NCLH’s shareholders. Among other things, under the Restated 2013 Plan, the number of NCLH’s ordinary shares that may be delivered pursuant to all awards granted under the plan was increased by an additional 12,430,000 shares to a new maximum aggregate limit of 27,465,106 shares. Additionally, the expiration date of the Restated 2013 Plan was extended to March 30, 2026. Share options under the plan are granted with an exercise price equal to the closing market price of NCLH shares at the date of grant. The vesting period for time-based options is typically set at 3, 4 or 5 years with a contractual life ranging from 7 to 10 years. The vesting period for time-based restricted share units is generally 3 years. Forfeited awards will be available for subsequent awards under the Restated 2013 Plan.

Share Option Awards

No share option awards were granted in 2017. The fair value of each time-based option award is estimated on the date of grant using the Black-Scholes option-pricing model. The estimated fair value of the share options, less estimated forfeitures, is amortized over the vesting period using the straight-line vesting method. The assumptions used within the option-pricing model for the time-based awards are as follows:

	2016	2015
Dividend yield	—%	—%
Expected share price volatility	30.36%-33.01%	32.32%-45.33%
Risk-free interest rate	1.20%-1.48%	1.34%-1.92%
Expected term	6.00 years	6.00-6.50 years

Expected volatility was determined based on the historical share prices in our industry. The risk-free rate was based on U.S. Treasury zero coupon issues with a remaining term equal to the expected option term at grant date. The expected term was calculated under the simplified method.

The performance-based options awarded to our President and Chief Executive Officer in August 2015 are subject to performance conditions such that the number of awards that ultimately vest depends on the adjusted earnings per share (“Adjusted EPS”) and adjusted return on invested capital (“Adjusted ROIC”) achieved by the Company during the performance period compared to targets established at the award date. Because the terms of the performance-based awards provide discretion to make certain adjustments to the performance calculation, the service inception date of these awards precedes the grant date. Accordingly, the Company recognizes compensation expense beginning on the service inception date and remeasures the fair value of the awards until a grant date is established. The estimate of the awards’ fair values will be fixed in the period in which the grant date occurs, and cumulative compensation expense will be adjusted based on the fair values calculated using the Black-Scholes option-pricing model at the grant date. The fair value for the option awards for which a grant date has not been established is estimated on the last date of the reporting period using the Black-Scholes option-pricing model. The estimated fair value of the share options is amortized over the requisite service period using the straight-line vesting method. The assumptions used within the option-pricing model for the performance-based awards for which share-based compensation expense was recognized during 2017, 2016 and 2015 are as follows:

	2017	2016	2015
Dividend yield	—%	—%	—%
Expected share price volatility	25.97%	25.97%-30.21%	29.31%-29.86%
Risk-free interest rate	1.81%	1.01%-1.93%	1.76%
Expected term	4.20 years	4.38-5.13 years	4.88-5.38 years

Expected volatility was determined based on the historical share prices in our industry. The risk-free rate was based on U.S. Treasury zero coupon issues with a remaining term equal to the expected option term at grant date. The expected term was calculated under the simplified method.

The fair value of the market-based share option awards awarded to our President and Chief Executive Officer is estimated using a Monte-Carlo model which values financial instruments whose value is dependent on share price by sampling random paths for share price. The key inputs for the simulation include current share price, risk free rate, and share price volatility. For each simulated path, the model checks if the simulated share price reaches the vesting threshold during the performance period. For each path that reaches the vesting threshold, the payoff upon vesting is calculated. The fair value of the equity award is determined by averaging the expected payoff across all simulated paths and discounting the average to the valuation date.

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

The following is a summary of option activity under NCLH’s Amended and Restated 2013 Performance Incentive Plan for the year ended December 31, 2017 (excludes the impact of 208,335 previously awarded performance-based options as no grant date has been established):

	Number of Share Option Awards			Weighted-Average Exercise Price			Weighted- Average Contractual Term	Aggregate Intrinsic Value
	Time- Based Awards	Performance- Based Awards	Market- Based Awards	Time- Based Awards	Performance- Based Awards	Market- Based Awards	(years)	(in thousands)
Outstanding as of January 1, 2017	7,775,058	432,978	208,333	$48.04	$23.86	$59.43	7.81	$35,429
Granted	—	156,249	—	—	59.43	—
Exercised	(738,672)	(121,509)	—	34.02	19.00	—
Forfeited and cancelled	(455,488)	(93,749)	—	54.27	59.43	—
Outstanding as of December 31, 2017	6,580,898	373,969	208,333	$49.18	$31.39	$59.43	6.99	$50,021
Vested and expected to vest as of December 31, 2017	6,580,898	373,969	—	$49.18	$31.39	$—	6.98	$50,021
Exercisable as of December 31, 2017	4,061,424	373,969	—	$47.98	$31.39	$—	6.69	$39,115

The weighted-average grant-date fair value of time-based options granted during the years 2016 and 2015 was $17.11 and $20.90, respectively. The weighted-average reporting period date/established grant-date fair value of performance-based options for which share-based compensation was recognized during 2017, 2016 and 2015 was $8.55, $8.67 and $17.07, respectively. The weighted-average grant-date fair value of market-based options granted during the year 2015 was $12.37. The total intrinsic value of share options exercised during the years 2017, 2016 and 2015 was $18.9 million, $5.2 million and $68.0 million and total cash received by the Company from exercises was $27.4 million, $7.6 million and $69.1 million, respectively. As of December 31, 2017, there was approximately $27.6 million, $0, and $0 of total unrecognized compensation cost, related to time-based, performance-based with an established grant date, and market-based options, respectively, granted under our share-based incentive plans which is expected to be recognized over a weighted-average period of 0.9 years, 0 years, and 0 years, respectively.

Restricted Ordinary Share Awards

The following is a summary of restricted share activity of NCLH shares for the year ended December 31, 2017:

	Number of Time-Based Awards	Weighted- Average Grant Date Fair Value
Non-vested as of January 1, 2016	16,872	$7.63
Vested	(16,014)	4.91

Non-vested and expected to vest as of December 31, 2017	858	$58.33

As of December 31, 2017, there was $25 thousand of total unrecognized compensation cost related to non-vested restricted ordinary share awards. The cost is expected to be recognized over a weighted-average period of 1.0 year. Restricted shares, with the exception of those related to the Management Exchange Agreement (which maintained their original vesting conditions of time and performance and have all vested or been forfeited as of December 31, 2017) vest in substantially equal quarterly installments over 1 or 2 years or in annual installments over 4 years. The total fair value of shares vested during 2017, 2016, and 2015 was $0.1million, $1.1 million, and $40.9 million, respectively.

Restricted Share Units (“RSUs”)

On August 1, 2017, NCLH awarded a target number of 79,073 performance-based RSU’s to our President and Chief Executive Officer. The exact number of shares delivered in satisfaction of the performance-based RSUs will be determined based on the achievement of certain pre-established performance targets. On March 1, 2017, NCLH awarded 1.7 million time-based RSUs to our employees which vest equally over three years. Additionally, on March 1, 2017, NCLH awarded 121,000 performance-based RSUs to certain members of our management team which vest upon the achievement of certain pre-established performance targets.

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

The following is a summary of the RSUs activity for the year ended December 31, 2017 (excludes the impact of 329,146 performance-based RSUs as no grant date was established):

	Number of Time-Based Awards	Weighted- Average Grant Date Fair Value	Number of Performance- Based Awards	Weighted- Average Grant Date Fair Value	Number of Market-Based Awards	Weighted- Average Grant Date Fair Value
Non-vested as of January 1, 2017	1,305,335	$50.38	—	$—	50,000	$59.43
Granted	1,803,327	$51.13	37,500	$49.76	—	—
Vested	(447,669)	$50.55	(15,000)	$49.76	—	—
Forfeited or expired	(105,516)	$50.76	(22,500)	$49.76	—	—
Non-vested as of December 31, 2017	2,555,477	$50.86	—	$—	50,000	$59.43
Non-vested and expected to vest as of December 31, 2017	2,555,477	$50.86	—	—	—	$—

As of December 31, 2017, there was $89.1 million, $0 and $0 of total unrecognized compensation cost related to non-vested time-based, non-vested performance-based awards with an established grant date and market-based RSUs, respectively. The cost is expected to be recognized over a weighted-average period of 1.9 years, 0 years and 0 years, respectively, for the time-based, performance-based and market-based RSUs. Total taxes paid pursuant to net share settlements in 2017 were $6.3 million.

Employee Stock Purchase Plan (“ESPP”)

In April 2014, NCLH’s shareholders approved the ESPP. The purpose of the ESPP is to provide eligible employees with an opportunity to purchase NCLH’s ordinary shares at a favorable price and upon favorable terms in consideration of the participating employees’ continued services. A maximum of 2,000,000 of NCLH’s ordinary shares may be purchased under the ESPP. To be eligible to participate in an offering period, on the grant date of that period, an individual must be customarily employed by the Company or a participating subsidiary for more than twenty hours per week and for more than five months per calendar year. Participation in the ESPP is also subject to certain limitations. The ESPP is considered to be compensatory based on: a) the 15% purchase price discount and b) the look-back purchase price feature. Since the plan is compensatory, compensation expense must be recorded in the consolidated statements of operations on a straight-line basis over the six-month withholding period. As of December 31, 2017 and 2016, we had a $1.5 million and $1.3 million liability, respectively, for payroll withholdings received.

The compensation expense recognized for share-based compensation for the years ended December 31, 2017, 2016 and 2015 was as follows:

	Share-Based Compensation Expense
Classification of expense	2017	2016	2015
(In thousands)
Payroll and related (1)	$9,455	$7,793	$—
Marketing, general and administrative (2)	77,584	58,621	42,209
Total share-based compensation expense	$87,039	$66,414	$42,209

(1)	Amounts relate to equity granted to certain of our shipboard officers.

(2)	Amounts relate to equity granted to certain of our corporate employees.

Employee Benefit Plans

We offer annual incentive bonuses pursuant to our Restated 2013 Plan for our executive officers and other key employees. Bonuses under the plan become earned and payable based on the Company’s performance during the applicable performance period and the individual’s continued employment. Company performance criteria include the attainment of certain financial targets and other strategic objectives.

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

We maintain a 401(k) Plan for our shoreside employees, including our executive officers. Participants may contribute up to 100% of eligible compensation each pay period, subject to certain limitations. We make matching contributions equal to 100% of the first 3% and 50% of amounts greater than 3% to and including 10% of each participant’s contributions subject to certain limitations. In addition, we may make discretionary supplemental contributions to the Plan, which shall be allocated pro rata to each eligible participant based on the compensation of the participant relevant to the total compensation of all participants. Our matching contributions are vested according to a five-year schedule. The 401(k) Plan is subject to the provisions of ERISA and is intended to be qualified under section 401(a) of the U.S. Internal Revenue Code (the “Code”).

Our matching contributions are reduced by amounts forfeited by those employees who leave the 401(k) Plan prior to vesting fully in the matching contributions. Forfeited contributions of $0.3 million, $0.1 million and $0.4 million were utilized in the years ended December 31, 2017, 2016 and 2015, respectively.

We maintained a Supplemental Executive Retirement Plan (“SERP”), which is a legacy unfunded defined contribution plan for certain executives who were employed by the Company in an executive capacity prior to 2008. The SERP was frozen to future participation following that date. The SERP provided for Company contributions on behalf of the participants to compensate them for the benefits that are limited under the 401(k) Plan. We credited participants under the SERP for amounts that would have been contributed by us to the Company’s previous Defined Contribution Retirement Plan and the former 401(k) Plan without regard to any limitations imposed by the Code. Participants did not make any elective contributions under this plan. We have discontinued this plan following the 2015 contributions and we paid the previously deferred contributions to participants in early 2017 following the expiration of the required twelve month waiting period. As of December 31, 2016, the aggregate balance of participants’ deferred compensation accounts under the SERP Plan was $0.5 million.

We recorded combined total expenses related to the above 401(k) Plan and SERP of $7.3 million, $6.4 million and $5.3 million for the years ended December 31, 2017, 2016 and 2015, respectively.

Effective January 2009, we implemented the Shipboard Retirement Plan which computes benefits based on years of service, subject to eligibility requirements of the Shipboard Retirement Plan. The Shipboard Retirement Plan is unfunded with no plan assets. The current portion of the projected benefit obligation of $1.1 million and $1.2 million was included in accrued expenses and other liabilities as of December 31, 2017 and 2016, respectively, and $23.5 million and $21.4 million was included in other long-term liabilities in our consolidated balance sheets as of December 31, 2017 and 2016, respectively. The amounts related to the Shipboard Retirement Plan were as follows (in thousands):

	As of or for the Year Ended December 31,
	2017	2016	2015
Pension expense:
Service cost	$1,987	$1,863	$1,793
Interest cost	887	874	738
Amortization of prior service cost	378	378	378
Amortization of actuarial loss	40	54	99
Total pension expense	$3,292	$3,169	$3,008
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$22,605	$21,078	$19,730
Service cost	1,987	1,863	1,793
Interest cost	887	874	738
Actuarial gain (loss)	458	(65)	(625)
Direct benefit payments	(1,350)	(1,145)	(558)
Projected benefit obligation at end of year	$24,587	$22,605	$21,078
Amounts recognized in the consolidated balance sheets:
Projected benefit obligation	$24,587	$22,605	$21,078

	For the Year Ended December 31,
	2017	2016	2015
Amounts recognized in accumulated other comprehensive income (loss):
Prior service cost	$(4,537)	$(4,915)	$(5,293)
Accumulated actuarial loss	(3,426)	(3,008)	(3,126)
Accumulated other comprehensive income (loss)	$(7,963)	$(7,923)	$(8,419)

The discount rates used in the net periodic benefit cost calculation for the years ended December 31, 2017, 2016 and 2015 were 4.0%, 4.3% and 3.8%, respectively, and the actuarial loss is amortized over 18.85 years. The discount rate is used to measure and recognize obligations, including adjustments to other comprehensive income (loss), and to determine expense during the periods. It is determined by using bond indices which reflect yields on a broad maturity and industry universe of high-quality corporate bonds.

The pension benefits expected to be paid in each of the next five years and in aggregate for the five years thereafter are as follows (in thousands):

Year	Amount
2018	$1,050
2019	1,032
2020	1,035
2021	1,126
2022	1,217
Next five years	8,691

10.	Income Taxes

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

The components of net income before income taxes consist of the following (in thousands):

	Year Ended December 31,
	2017	2016	2015
Bermuda	$—	$—	$—
Foreign - Other	770,614	640,303	433,909
Net income before income taxes	770,614	640,303	433,909

The components of the provision for income taxes consisted of the following (expense) benefit (in thousands):

	Year Ended December 31,
	2017	2016	2015
Current:
Bermuda	$—	$—	$—
United States	1,828	(8,736)	(4,621)
Foreign - Other	(4,617)	(2,166)	(882)
Total current:	(2,789)	(10,902)	(5,503)
Deferred:
Bermuda	—	—	—
United States	(8,439)	3,684	(1,269)
Foreign - Other	486	—	—
Total deferred:	(7,953)	3,684	(1,269)
Income tax expense	$(10,742)	$(7,218)	$(6,772)

Our reconciliation of income tax expense computed by applying our Bermuda statutory rate and reported income tax expense was as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015
Tax at Bermuda statutory rate	$—	$—	$—
Foreign income taxes at different rates	(28,188)	(10,721)	(7,864)
Tax contingencies	11,184	(533)	(283)
Return to provision adjustments	(1,397)	418	1,370
Benefit from change in tax rate	7,659	24	5
Valuation allowance	—	3,594	—
Income tax expense	$(10,742)	$(7,218)	$(6,772)

Deferred tax assets and liabilities were as follows (in thousands):

	As of December 31,
	2017	2016
Deferred tax assets:
Loss carryforwards	$58,789	$103,191
Other	2,106	1,564
Valuation allowance	(42,154)	(64,573)
Total net deferred assets	18,741	40,182
Deferred tax liabilities:
Property and equipment	(30,869)	(44,398)
Total deferred tax liabilities	(30,869)	(44,398)
Net deferred tax liability	$(12,128)	$(4,216)

We have U.S. net operating loss carryforwards of $254.8 million and $256.3 million for the years ended December 31, 2017 and 2016, respectively, which begin to expire in 2023. We have state net operating loss carryforwards of $8.9 million and $12.4 million for the years ended December 31, 2017 and 2016, respectively, which expire in the years 2025 through 2035. In 2016, based on the weight of available evidence, we reversed a valuation allowance in the amount of $3.6 million with respect to the U.S. deferred tax assets of one of our U.S. subsidiaries.

Included above are deferred tax assets associated with our operations in Norway for which we have provided a full valuation allowance. We have Norway net operating loss carryforwards of $13.9 million and $22.9 million for the years ended December 31, 2017 and 2016, respectively, which can be carried forward indefinitely.

Included above are deferred tax assets associated with our branch operations in the U.K. for which we have provided a full valuation allowance. We have U.K. net operating loss carryforwards of $8.3 million and $9.5 million for the years ended December 31, 2017 and 2016, respectively, which can be carried forward indefinitely.

Included above are deferred tax assets associated with Prestige for which we have provided a full valuation allowance. We have U.S. net operating loss carryforwards of $177.8 million and $151.2 million for the years ended December 31, 2017 and 2016, respectively, which begin to expire in 2023. Section 382 of the code may limit the amount of taxable income that can be offset by the Prestige NOL carryforwards.

The Act was enacted on December 22, 2017. Among other provisions, the Act reduces the U.S. federal corporate tax rate from 35% to 21%. The SEC staff issued SAB No. 118, which addresses how a company recognizes provisional amounts when a company does not have the necessary information available, prepared or analyzed (including computations) in reasonable detail to complete its accounting for the effect of the changes in the Act. The measurement period ends when a company has obtained, prepared and analyzed the information necessary to finalize its accounting, but cannot extend beyond one year. As of December 31, 2017, we have not completed the accounting for the tax effects of enactment of the Act; however, as described below, we have made a reasonable estimate of the effects on existing deferred tax balances. These amounts are provisional and subject to change. The most significant impact of the Act for the Company was a $7.4 million reduction of the value of net deferred tax liabilities (which represent future tax expenses) that was recorded as a discrete tax benefit as a result of lowering the U.S. corporate income tax rate from 35% to 21%. The tax benefit represents a provisional amount and the Company’s current best estimate. Any adjustments recorded to the provisional amount through the end of 2018 will be included in income from operations as an adjustment to tax expense. The provisional amounts incorporate assumptions made based upon the Company’s current interpretation of the Act and may change as the Company receives additional clarification and implementation guidance. Other aspects of the Act are either not applicable or not expected to have a material impact on the Company’s consolidated financial statements.

The following is a tabular reconciliation of the total amounts of unrecognized tax benefits (in thousands):

	As of December 31,
	2017	2016
Unrecognized tax benefits, beginning of the year	$11,144	$11,174
Gross increases in tax positions from prior periods	300	250
Gross decreases in tax positions from prior periods	—	(280)
Gross increases in tax positions from current periods	—	—
Settlement of tax positions	(250)	—
Lapse of statute of limitations	(10,662)	—
Unrecognized tax benefits, end of year	$532	$11,144

During the year, $10.7 million of unrecognized tax benefits were reversed due to the expiration of the statute of limitations. If the $0.5 million of unrecognized tax benefits at December 31, 2017 were recognized, our effective tax rate would be minimally affected. We believe that there will not be a significant increase or decrease to the tax positions within 12 months of the reporting date. We recognize interest and penalties related to unrecognized tax benefits in income tax expense.

We file income tax returns in the U.S. federal jurisdiction, various U.S. state jurisdictions and foreign jurisdictions. We are generally no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by authorities for years prior to 2014, except for years in which NOLs generated prior to 2014 are utilized.

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

11.	Commitments and Contingencies

Operating Leases

Total expense under non-cancelable operating lease commitments, primarily for offices, motor vehicles and office equipment was $17.0 million, $15.0 million and $12.6 million for the years ended December 31, 2017, 2016 and 2015, respectively. As of December 31, 2017, minimum annual rentals for non-cancelable leases with initial or remaining terms in excess of one year were as follows (in thousands):

Year	Amount
2018	$15,204
2019	14,788
2020	14,185
2021	13,227
2022	13,277
Thereafter	61,110
Total minimum annual rentals	$131,791

Rental payments applicable to such operating leases are recognized on a straight-line basis over the term of the lease.

Ship Construction Contracts

Project Leonardo will introduce an additional four ships with expected delivery dates through 2025 and we have an option to introduce two additional ships for delivery in 2026 and 2027, subject to certain conditions. The four Leonardo ships are each approximately 140,000 Gross Tons with approximately 3,300 Berths. We have an Explorer Class Ship, Seven Seas Splendor, on order for delivery in the winter of 2020. This ship is approximately 55,000 Gross Tons and 750 Berths. We have two Breakaway Plus Class Ships, Norwegian Bliss and Norwegian Encore, on order for delivery in the spring of 2018 and fall of 2019, respectively. These ships are approximately 168,000 Gross Tons each with approximately 4,000 Berths each. The combined contract price of the seven ships on order was approximately €5.5 billion, or $6.6 billion based on the euro/U.S. dollar exchange rate as of December 31, 2017. We have obtained export credit financing for each of the ships which is expected to fund approximately 80% of the contract price of each ship expected to be delivered through 2025, subject to certain conditions. For ships expected to be delivered after 2023, the contract prices are subject to adjustment under certain circumstances.

In connection with the contracts to build the ships, we do not anticipate any contractual breaches or cancellation to occur. However, if any such events were to occur, it could result in, among other things, the forfeiture of prior deposits or payments made by us and potential claims and impairment losses which may materially impact our business, financial condition and results of operations.

As of December 31, 2017, minimum annual payments for non-cancelable ship construction contracts with initial or remaining terms in excess of one year were as follows (in thousands):

Year	Amount
2018	$1,016,892
2019	893,881
2020	469,334
2021	172,872
2022	968,340
Thereafter	2,616,900
Total minimum annual payments	$6,138,219

Port Facility Commitments

As of December 31, 2017, future commitments to pay for usage of certain port facilities were as follows (in thousands):

Year	Amount
2018	$30,509
2019	21,460
2020	21,928
2021	18,179
2022	5,137
Thereafter	41,095
Total port facility future commitments	$138,308

Other Commitments

The FMC requires evidence of financial responsibility for those offering transportation on passenger ships operating out of U.S. ports to indemnify passengers in the event of non-performance of the transportation. Accordingly, each of our three brands are required to maintain a $30.0 million third-party performance guarantee in respect of liabilities for non-performance of transportation and other obligations to passengers. The guarantee requirements are subject to additional consumer price index-based adjustments. Also, each of our brands have a legal requirement to maintain a security guarantee based on cruise business originated from the U.K. As of December 31, 2017, approximately British Pound Sterling 11.8 million was in place as to support our security guarantees. We also are required by other jurisdictions to establish financial responsibility to meet liability in the event of non-performance of our obligations to passengers from those jurisdictions.

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

12.	Other Income (Expense), Net

Other income (expense), net was $10.4 million in 2017, $8.3 million in 2016 and $46.7 million in 2015. In 2017, the expense was primarily due to foreign currency exchange losses. In 2016, the expense was primarily related to $16.1 million of unrealized and realized losses on fuel swap derivative hedge contracts partially offset by $4.5 million of gains on foreign currency exchange and $3.9 million of gains on foreign currency exchange derivative hedge contracts. In 2015, the expense was primarily related to $30.7 million of losses from the dedesignation of certain fuel swap derivative hedge contracts and the ineffectiveness of settled fuel swaps in 2015. Also included in 2015 was an expense of $26.2 million related to the fair value adjustment of a foreign exchange collar which did not receive hedge accounting treatment partially offset by $11.0 million of foreign currency transaction gains.

13.	Concentration Risk

We contract with a single vendor to provide many of our hotel and restaurant services including both food and labor costs. We incurred expenses of $152.3 million, $137.2 million and $122.4 million for the years ended December 31, 2017, 2016 and 2015, respectively, which are recorded in payroll and related in our consolidated statements of operations.

14.	Supplemental Cash Flow Information

For the years ended December 31, 2017, 2016 and 2015, we paid interest and related fees of $313.8 million, $303.2 million and $218.3 million, respectively.

For the year ended December 31, 2017, we had non-cash investing activities for property and equipment of $20.0 million and non-cash investing activities in connection with capital leases of $13.3 million. For the year ended December 31, 2016, we had non-cash investing activities in connection with property and equipment of $26.7 million. For the year ended December 31, 2015, we had non-cash investing activities in connection with capital leases of $31.1 million and non-cash investing activities for capital expenditures of $41.1 million. For the years ended December 31, 2017, 2016 and 2015, we paid income taxes of $11.7 million, $8.8 million and $10.3 million, respectively.

15.	Quarterly Selected Financial Data (Unaudited) (in thousands, except per share data)

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
	2017	2016	2017	2016	2017	2016	2017	2016
Total revenue	$1,150,781	$1,077,632	$1,344,103	$1,186,835	$1,651,738	$1,484,736	$1,249,553	$1,125,137
Operating income	119,734	131,282	275,071	227,018	476,820	413,614	177,194	153,550
Net income	61,910	73,229	198,473	145,246	400,692	342,378	98,797	72,232
Earnings per share:
Basic	$0.27	$0.32	$0.87	$0.64	$1.76	$1.51	$0.43	$0.32
Diluted	$0.27	$0.32	$0.87	$0.64	$1.74	$1.50	$0.43	$0.32

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

16.	Subsequent Event

On January 30, 2018, the Company and Wendy A. Beck, the Company’s Executive Vice President and Chief Financial Officer, announced that Ms. Beck would be leaving the Company to pursue other career opportunities. Ms. Beck has agreed to continue in her current position as Executive Vice President and Chief Financial Officer through September 30, 2018 or any earlier date as may be determined by the Company (the “Succession Date”).

On February 2, 2018, a subsidiary of the Company entered into a Transition, Release and Consulting Agreement (the “Transition Agreement”) with Ms. Beck. Pursuant to the terms of the Transition Agreement, subject to Ms. Beck not voluntarily terminating her employment prior to the Succession Date, following the Succession Date, Ms. Beck will be entitled to receive the following benefits: (i) an amount equal to two times her base salary, which will be paid over a 12-month period, (ii) in recognition of her service and tenure, an amount equal to $4 million, paid in quarterly installments through December 30, 2019, (iii) continued COBRA benefits at the same cost as active employees (or pay in lieu of such benefits if the Company cannot provide such benefits) for up to 36 months, (iv) full acceleration of her outstanding time-based equity awards, (v) continued opportunity to vest in her only outstanding performance-based equity award, subject to the satisfaction of the applicable financial performance conditions for 2018, (vi) pro-rata portion of any bonus actually earned based on performance for 2018, and (vii) an executive-level cruise.

Pursuant to the terms of the Transition Agreement, Ms. Beck has agreed to provide consulting services to the Company for two years following the Succession Date to help with the transition and integrate her successor. Ms. Beck will receive $2 million, paid in six equal quarterly installments through December 30, 2019, for her consulting services.

