Form 10-Q
period 2018-09-30
Norwegian Cruise Line Holdings Ltd.
filed 2018-11-09
CIK 1513761

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
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

There were 221,659,283 ordinary shares outstanding as of October 31, 2018.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Norwegian Cruise Line Holdings Ltd.

Consolidated Statements of Operations

(Unaudited)

(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenue
Passenger ticket	$1,334,460	$1,192,023	$3,301,372	$2,916,731
Onboard and other	523,896	459,715	1,372,561	1,229,891
Total revenue	1,858,356	1,651,738	4,673,933	4,146,622
Cruise operating expense
Commissions, transportation and other	301,349	266,173	769,564	683,628
Onboard and other	117,747	98,476	281,232	250,254
Payroll and related	227,707	206,142	656,868	593,502
Fuel	99,643	91,231	288,286	266,780
Food	56,038	53,883	160,785	147,401
Other	126,460	122,260	403,083	368,640
Total cruise operating expense	928,944	838,165	2,559,818	2,310,205
Other operating expense
Marketing, general and administrative	235,436	202,221	688,986	587,914
Depreciation and amortization	143,700	134,532	415,648	376,878
Total other operating expense	379,136	336,753	1,104,634	964,792
Operating income	550,276	476,820	1,009,481	871,625
Non-operating (expense) income
Interest expense, net	(69,540)	(66,339)	(202,226)	(183,495)
Other income (expense), net	98	(3,262)	11,354	(11,686)
Total non-operating expense	(69,442)	(69,601)	(190,872)	(195,181)
Net income before income taxes	480,834	407,219	818,609	676,444
Income tax expense	(10,456)	(6,527)	(18,400)	(15,369)
Net income	$470,378	$400,692	$800,209	$661,075
Weighted-average shares outstanding
Basic	221,511,630	228,267,307	224,033,156	227,891,916
Diluted	222,752,738	229,816,956	225,422,385	229,157,257
Earnings per share
Basic	$2.12	$1.76	$3.57	$2.90
Diluted	$2.11	$1.74	$3.55	$2.88

The accompanying notes are an integral part of these consolidated financial statements.

Norwegian Cruise Line Holdings Ltd.

Consolidated Statements of Comprehensive Income

(Unaudited)

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income	$470,378	$400,692	$800,209	$661,075
Other comprehensive income:
Shipboard Retirement Plan	107	104	319	313
Cash flow hedges:
Net unrealized gain	15,365	97,276	48,047	221,512
Amount realized and reclassified into earnings	(10,706)	11,644	(19,214)	31,593
Total other comprehensive income	4,766	109,024	29,152	253,418
Total comprehensive income	$475,144	$509,716	$829,361	$914,493

The accompanying notes are an integral part of these consolidated financial statements.

Norwegian Cruise Line Holdings Ltd.

Consolidated Balance Sheets

(Unaudited)

(in thousands, except share data)

	September 30, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$286,461	$176,190
Accounts receivable, net	46,562	43,961
Inventories	95,950	82,121
Prepaid expenses and other assets	298,435	216,065
Total current assets	727,408	518,337
Property and equipment, net	12,029,140	11,040,488
Goodwill	1,388,931	1,388,931
Tradenames	817,525	817,525
Other long-term assets	353,118	329,588
Total assets	$15,316,122	$14,094,869
Liabilities and shareholders’ equity
Current liabilities:
Current portion of long-term debt	$679,908	$619,373
Accounts payable	59,423	53,433
Accrued expenses and other liabilities	664,106	513,717
Advance ticket sales	1,648,742	1,303,498
Total current liabilities	3,052,179	2,490,021
Long-term debt	5,875,252	5,688,392
Other long-term liabilities	190,601	166,690
Total liabilities	9,118,032	8,345,103
Commitments and contingencies (Note 10)
Shareholders’ equity:
Ordinary shares, $.001 par value; 490,000,000 shares authorized; 235,419,374 shares issued and 221,622,947 shares outstanding at September 30, 2018 and 233,840,523 shares issued and 228,528,562 shares outstanding at December 31, 2017	235	233
Additional paid-in capital	4,100,291	3,998,694
Accumulated other comprehensive income	56,118	26,966
Retained earnings	2,744,206	1,963,128
Treasury shares (13,796,427 and 5,311,961 ordinary shares at September 30, 2018 and December 31, 2017, respectively, at cost)	(702,760)	(239,255)
Total shareholders’ equity	6,198,090	5,749,766
Total liabilities and shareholders’ equity	$15,316,122	$14,094,869

The accompanying notes are an integral part of these consolidated financial statements.

Norwegian Cruise Line Holdings Ltd.

Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities
Net income	$800,209	$661,075
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	420,154	385,957
Gain on derivatives	—	(71)
Deferred income taxes, net	3,998	16,035
Loss on extinguishment of debt	6,346	—
Provision for bad debts and inventory	3,420	1,592
Share-based compensation expense	88,797	63,664
Net foreign currency adjustments	(4,494)	—
Changes in operating assets and liabilities:
Accounts receivable, net	(5,649)	571
Inventories	(14,237)	(13,923)
Prepaid expenses and other assets	(34,668)	(14,774)
Accounts payable	3,003	3,956
Accrued expenses and other liabilities	136,954	68,425
Advance ticket sales	316,268	187,131
Net cash provided by operating activities	1,720,101	1,359,638
Cash flows from investing activities
Additions to property and equipment, net	(1,361,678)	(1,129,514)
Promissory note receipts	755	—
Settlement of derivatives	64,796	(35,255)
Net cash used in investing activities	(1,296,127)	(1,164,769)
Cash flows from financing activities
Repayments of long-term debt	(1,233,499)	(1,006,620)
Proceeds from long-term debt	1,491,352	1,217,060
Proceeds from employee related plans	26,642	28,063
Net share settlement of restricted share units	(13,840)	(6,342)
Repurchase of shares	(463,505)	—
Early redemption premium	(5,154)	—
Deferred financing fees	(115,699)	(32,473)
Net cash (used in) provided by financing activities	(313,703)	199,688
Net increase in cash and cash equivalents	110,271	394,557
Cash and cash equivalents at beginning of period	176,190	128,347
Cash and cash equivalents at end of period	$286,461	$522,904

The accompanying notes are an integral part of these consolidated financial statements.

Norwegian Cruise Line Holdings Ltd.

Consolidated Statements of Changes in Shareholders’ Equity

(Unaudited)

(in thousands)

	Ordinary Shares	Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Treasury Shares	Total Shareholders’ Equity
Balance, December 31, 2016	$232	$3,890,119	$(314,473)	$1,201,103	$(239,255)	$4,537,726
Share-based compensation	—	63,664	—	—	—	63,664
Issuance of shares under employee related plans	1	28,062	—	—	—	28,063
Change in accounting policy (share-based forfeitures)	—	(2,153)	—	2,153	—	—
Net share settlement of restricted share units	—	(6,342)	—	—	—	(6,342)
Other comprehensive income, net	—	—	253,418	—	—	253,418
Net income	—	—	—	661,075	—	661,075
Balance, September 30, 2017	$233	$3,973,350	$(61,055)	$1,864,331	$(239,255)	$5,537,604

Balance, December 31, 2017	233	3,998,694	26,966	1,963,128	(239,255)	5,749,766
Share-based compensation	—	88,797	—	—	—	88,797
Issuance of shares under employee related plans	2	26,640	—	—	—	26,642
Repurchase of shares	—	—	—	—	(463,505)	(463,505)
Net share settlement of restricted share units	—	(13,840)	—	—	—	(13,840)
Cumulative change in accounting policy	—	—	(12)	(19,131)	—	(19,143)
Other comprehensive income, net	—	—	29,164	—	—	29,164
Net income	—	—	—	800,209	—	800,209
Balance, September 30, 2018	$235	$4,100,291	$56,118	$2,744,206	$(702,760)	$6,198,090

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

References to the “U.S.” are to the United States of America, and “dollar(s)” or “$” are to U.S. dollars, the “U.K.” are to the United Kingdom and “euro(s)” or “€” are to the official currency of the Eurozone. We refer you to “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations— “Terminology” for the capitalized terms used and not otherwise defined throughout these notes to consolidated financial statements.

1.	Description of Business and Organization

We are a leading global cruise company which operates the Norwegian Cruise Line, Oceania Cruises and Regent Seven Seas Cruises brands. As of September 30, 2018, we had 26 ships with approximately 54,400 Berths. We plan to introduce eight additional ships through 2027, subject to certain conditions. Norwegian Encore is on order for delivery in the fall of 2019. We also have an Explorer Class Ship, Seven Seas Splendor, on order for delivery in the winter of 2020. Project Leonardo will introduce an additional six ships with expected delivery dates from 2022 through 2027. These additions to our fleet will increase our total Berths to approximately 78,900.

2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements are unaudited and, in our opinion, contain all normal recurring adjustments necessary for a fair statement of the results for the periods presented.

Our operations are seasonal and results for interim periods are not necessarily indicative of the results for the entire fiscal year. Historically, demand for cruises has been strongest during the Northern Hemisphere’s summer months. The interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2017, which are included in our most recent Annual Report on Form 10-K for the year ended December 31, 2017 (“Annual Report”), filed with the SEC.

Earnings Per Share

The following table sets forth the reconciliation between basic and diluted earnings per share for the periods presented (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income	$470,378	$400,692	$800,209	$661,075
Basic weighted-average shares outstanding	221,511,630	228,267,307	224,033,156	227,891,916
Dilutive effect of share awards	1,241,108	1,549,649	1,389,229	1,265,341
Diluted weighted-average shares outstanding	222,752,738	229,816,956	225,422,385	229,157,257
Basic earnings per share	$2.12	$1.76	$3.57	$2.90
Diluted earnings per share	$2.11	$1.74	$3.55	$2.88

For the three months ended September 30, 2018 and 2017, a total of 4.5 million and 4.8 million shares, respectively, and for the nine months ended September 30, 2018 and 2017, a total of 4.8 million and 5.9 million shares, respectively, have been excluded from diluted weighted-average shares outstanding because the effect of including them would have been anti-dilutive.

Revenue and Expense Recognition

On January 1, 2018, we adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“Topic 606”). Topic 606 supersedes the revenue recognition requirements in Accounting Standards Codification 605—Revenue Recognition (“Topic 605”). Using the modified retrospective method, we applied the new requirements to those contracts which were not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented below under “— Financial Statement Presentation” and “— Impacts on Financial Statements,” while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting under Topic 605.

Nature of Goods and Services

We offer our guests a multitude of cruise fare options when booking a cruise. Our cruise ticket prices generally include cruise fare and a wide variety of onboard activities and amenities, as well as meals and entertainment. In some instances, cruise ticket prices include round-trip airfare to and from the port of embarkation, complimentary beverages, unlimited shore excursions, free internet, pre-cruise hotel packages, and on some of the exotic itineraries, pre- or post-land packages. Prices vary depending on the particular cruise itinerary, stateroom category selected and the time of year that the voyage takes place. Passenger ticket revenue also includes full ship charters as well as port fees and taxes.

During the voyage, we generate onboard and other revenue for additional products and services which are not included in the cruise fare, including casino operations, certain food and beverage, gift shop purchases, spa services, photo services and other similar items. Food and beverage, casino operations and shore excursions are generally managed directly by us while retail shops, spa services, art auctions and internet services may be managed through contracts with third-party concessionaires. These contracts generally entitle us to a fixed percentage of the gross sales derived from these concessions, which is recognized on a net basis. While some onboard goods and services may be prepaid prior to the voyage, we utilize point-of-sale systems for discrete purchases made onboard. Certain of our product offerings are bundled and we allocate the value of the bundled goods and services between passenger ticket revenue and onboard and other revenue based upon the relative standalone selling prices of those goods and services.

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

Goods and services associated with onboard revenue are generally provided at a point in time and revenue is recognized when the performance obligation is satisfied. Onboard goods and services rendered may be paid at disembarkation. A receivable is recognized for onboard goods and services rendered when the voyage is not completed before the end of the period.

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

Disaggregation of Revenue

Revenue and cash flows are affected by economic factors in various geographical regions.

Revenues by destination consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
North America	$997,550	$873,062	$2,724,298	$2,493,101
Europe	763,680	679,168	1,227,046	1,125,274
Asia-Pacific	77,986	79,439	499,377	268,383
Other	19,140	20,069	223,212	259,864
Total revenue	$1,858,356	$1,651,738	$4,673,933	$4,146,622

Contract Balances

Receivables from customers are included within accounts receivables, net. As of September 30, 2018 and January 1, 2018, our receivables from customers were $19.7 million and $13.8 million, respectively.

Contract liabilities represent the Company’s obligation to transfer goods and services to a customer. A customer deposit held for a future cruise is generally considered a contract liability only when final payment is both due and paid by the customer and is usually recognized in earnings within 180 days of becoming a contract. Other deposits held and included within advance ticket sales or other long-term liabilities are not considered contract liabilities as they are largely cancelable and refundable. Our contract liabilities are included within advance ticket sales. As of September 30, 2018 and January 1, 2018, our contract liabilities were $1.3 billion and $1.0 billion, respectively. Of the amounts included within contract liabilities, approximately 50% were refundable in accordance with our cancellation policies. Approximately $1.0 billion of the January 1, 2018 contract liability balance has been recognized in revenue for the nine months ended September 30, 2018.

Our revenue is seasonal and based on the demand for cruises. Historically, the seasonality of the North American cruise industry generally results in the greatest demand for cruises during the Northern Hemisphere’s summer months. This predictable seasonality in demand has resulted in fluctuations by quarter in our revenue and results of operations. The seasonality of our results is increased due to ships being taken out of service for regularly scheduled Dry-docks, which we typically schedule during non-peak demand periods. This seasonality will result in higher contract liability balances as a result of an increased number of reservations preceding these peak demand periods. The addition of new ships also increases the contract liability balances prior to a new ship’s delivery, as staterooms are usually made available for reservation prior to the inaugural cruise. Norwegian Bliss, with approximately 4,000 Berths, was delivered on April 19, 2018 and added 8% capacity to our fleet.

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

Contract Costs

Management expects that incremental commissions and credit card fees paid as a result of obtaining ticket contracts are recoverable; therefore, we recognize these amounts as assets when they are paid prior to the voyage. Costs of air tickets and port taxes and fees that fulfill future performance obligations are also considered recoverable and are recorded as assets. As of September 30, 2018, $118.4 million of costs incurred to obtain customers and $25.6 million of costs to fulfill contracts with customers are recognized as assets within prepaid expenses and other assets. Incremental commissions, credit card fees, air ticket costs, and port taxes and fees are recognized ratably over the voyage sailing dates, concurrent with associated revenue, and are primarily in commissions, transportation and other expense.

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

The following table summarizes the impact of the adoption of Topic 606 on our consolidated balance sheet, which has been adjusted for deferred contract costs that would have been included, net, in advance ticket sales, as of September 30, 2018 (in thousands):

	As Reported	Adjustments	Balances Without Adoption of Topic 606
Prepaid expenses and other assets	$298,435	$(59,881)	$238,554
Total assets	$15,316,122	$(59,881)	$15,256,241
Advance ticket sales	$1,648,742	$(59,881)	$1,588,861
Total liabilities and shareholders’ equity	$15,316,122	$(59,881)	$15,256,241

The following table summarizes the impact of the adoption of Topic 606 on our consolidated statement of cash flows for the nine months ended September 30, 2018 (in thousands):

	As Reported	Adjustments	Balances Without Adoption of Topic 606
Changes in operating assets and liabilities:
Prepaid expenses and other assets	$(34,668)	$8,282	$(26,386)
Advance ticket sales	$316,268	$(8,282)	$307,986
Net cash provided by operating activities	$1,720,101	$—	$1,720,101

Foreign Currency

The majority of our transactions are settled in U.S. dollars. We translate assets and liabilities of our foreign subsidiaries at exchange rates in effect at the balance sheet date. We recognized a loss of $0.2 million and $4.0 million for the three months ended September 30, 2018 and 2017, respectively, and a gain of $10.7 million and a loss of $14.8 million for the nine months ended September 30, 2018 and 2017, respectively, related to transactions denominated in other currencies.

Depreciation and Amortization

The amortization of deferred financing fees is included in depreciation and amortization in the consolidated statements of cash flows; however, for purposes of the consolidated statements of operations the amortization of deferred financing fees is included in interest expense, net.

Recently Issued and Adopted Accounting Guidance

In August 2018, the FASB issued ASU No. 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract (a consensus of the FAS Emerging Issues Task Force), which is designed to align the accounting for costs of implementing a cloud computing service arrangement, regardless of whether the hosting arrangement conveys a license to the hosted software. The update requires that for hosting arrangements considered to be a service contract, the criteria for capitalization of developing or obtaining internal-use software shall be applied. The update is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2020, with early adoption permitted, including adoption in any interim period. A prospective or retrospective transition approach must be elected. The Company is evaluating the impact of this guidance on the Company’s consolidated financial statements.

On January 1, 2018, the Company adopted ASU No. 2017-12, Derivatives and Hedging (Topic 815) — Targeted Improvements to Accounting for Hedging Activities, which simplifies the accounting for derivatives. For derivative instruments that are designated and qualify as cash flow hedges, the gain or loss on the derivative instrument is reported as a component of other comprehensive income, reclassified into earnings in the same period or periods during which the hedged transaction affects earnings and presented in the same income statement line item as the earnings effect of the hedged item. The Company recorded a cumulative effect adjustment to accumulated other comprehensive income (loss) with a corresponding adjustment to the opening balance of retained earnings related to the elimination of the separate measurement of ineffectiveness for its cash flow hedges, upon adoption. The adjustments were not material to the Company’s consolidated financial statements. We refer you to Note 8. “Fair Value Measurements and Derivatives” in these notes to consolidated financial statements.

On January 1, 2018, the Company adopted ASU No. 2016-16, Income Taxes (Topic 740) — Intra-Entity Transfers of Assets Other Than Inventory, which requires companies to recognize the income-tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs, rather than when the asset has been sold to an outside party. The Company recorded, upon adoption, a cumulative-effect adjustment to retained earnings of $19.1 million, which captures the write-off of previously unamortized deferred income tax expense from past intra-entity transfers involving assets other than inventory not previously recognized under accounting principles generally accepted in the U.S.

In December 2017, the Tax Cuts and Jobs Act (“the Act”) was enacted. Among other provisions, the Act reduced the corporate income tax rate from 35% to 21%. Also in December 2017, the SEC staff issued Staff Accounting Bulletin No. 118, which addresses the recognition of provisional amounts when a company does not have the necessary information available, prepared or analyzed (including computations) in reasonable detail to complete its accounting for the effect of the changes required by the Act. The measurement period ends when a company has obtained, prepared and analyzed the information necessary to finalize its accounting, but cannot extend beyond one year. As of September 30, 2018, the Company has not completed the accounting for the tax effects of enactment of the Act; however, as described below, the Company has made reasonable provisional best estimates, which are subject to change. The most significant impact of the Act for the Company was a $7.4 million reduction of the value of net deferred tax liabilities (which represent future tax expenses) recorded in 2017 as a discrete tax benefit resulting from the corporate tax rate reduction from 35% to 21%. Any adjustments to the provisional amount through the end of 2018 will be recorded as adjustments to income tax expense in income from operations. The provisional amounts incorporate assumptions made based upon the Company’s current interpretation of the Act and may change as the Company receives additional clarification and implementation guidance. Other aspects of the Act are either not applicable or not expected to have a material impact on the Company’s consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles—Goodwill and Other (Topic 350) — Simplifying the Test for Goodwill Impairment, which simplifies the test for goodwill impairment by eliminating Step 2 from the goodwill impairment test. Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. The guidance is effective for annual or any interim goodwill impairment tests in years beginning after December 15, 2019, with early adoption permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company does not expect to early adopt this guidance. The Company will evaluate, upon adoption of this guidance, the impact of this guidance on the Company’s consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which sets out the principles for the recognition, measurement, presentation and disclosure of leases. The update was issued to increase transparency and comparability among organizations by recognizing rights and obligations resulting from leases as lease assets and liabilities on the balance sheet and disclosing key information about leasing arrangements for leases with a term of 12 months or more. The update modifies lessors’ classification criteria for leases and the accounting for sales-type and direct financing leases. The update requires qualitative and quantitative disclosures designed to give financial statement users additional information on the amount, timing, and uncertainty of cash flows arising from leases. The update is effective for annual reporting periods, and interim periods within those annual periods, beginning after December 15, 2018, with early adoption permitted. The Company has engaged a third party to assist in reviewing the Company’s existing leases and evaluating the Company’s existing contracts to identify those that are considered to be leases under the new guidance. The Company plans to adopt the practical expedients offered by the guidance and is evaluating the impact of those expedients upon adoption. The update is to be applied retrospectively with a cumulative-effect adjustment on January 1, 2019. Upon implementation of the guidance, the Company expects to increase, on its consolidated balance sheet, both assets and liabilities to reflect the lease rights and obligations, respectively, and the Company expects to make additional related disclosures.

3.	Intangible Assets

The carrying amounts of intangible assets subject to amortization are included in other long-term assets in the consolidated balance sheets.

Intangible assets consisted of the following (in thousands, except amortization period):

	September 30, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted- Average Amortization Period (in years)
Customer relationships	$120,000	$(85,533)	$34,467	6.0
Licenses	3,368	(2,544)	824	5.6
Total intangible assets subject to amortization	$123,368	$(88,077)	$35,291

	December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted- Average Amortization Period (in years)
Customer relationships	$120,000	$(66,866)	$53,134	6.0
Licenses	3,368	(1,601)	1,767	5.6
Non-compete agreements	660	(660)	—	1.0
Total intangible assets subject to amortization	$124,028	$(69,127)	$54,901

The following table sets forth the aggregate amortization of intangible assets for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Amortization expense	$6,553	$7,780	$19,610	$23,445

The following table sets forth the estimated annual aggregate amortization of intangible assets for the periods presented (in thousands):

Year Ended December 31,	Amortization Expense
2019	$18,489
2020	9,906
2021	75
2022	75
2023	75

4.	Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) consisted of the following for the periods presented (in thousands):

	Nine Months Ended September 30, 2018
	Accumulated Other Comprehensive Income (Loss)	Change Related to Cash Flow Hedges		Change Related to Shipboard Retirement Plan
Accumulated other comprehensive income (loss) at beginning of period	$26,966	$33,861		$(6,895)
Current period other comprehensive income before reclassifications	48,047	48,047		—
Amounts reclassified into earnings	(18,895)	(19,214	)(1)	319 (2)
Accumulated other comprehensive income (loss) at end of period	$56,118	$62,694	(3)	$(6,576)

	Nine Months Ended September 30, 2017
	Accumulated Other Comprehensive Income (Loss)	Change Related to Cash Flow Hedges	Change Related to Shipboard Retirement Plan
Accumulated other comprehensive loss at beginning of period	$(314,473)	$(307,618)	$(6,855)
Current period other comprehensive income before reclassifications	221,512	221,512	—
Amounts reclassified into earnings	31,906	31,593 (1)	313 (4)
Accumulated other comprehensive loss at end of period	$(61,055)	$(54,513)	$(6,542)

(1)	We refer you to Note 8— “Fair Value Measurements and Derivatives” in these notes to consolidated financial statements for the affected line items in the consolidated statements of operations.
(2)	Amortization of prior-service cost and actuarial loss reclassified to other income (expense), net.

(3)	Includes $55.0 million of gain expected to be reclassified into earnings in the next 12 months.
(4)	Amortization of prior-service cost and actuarial loss reclassified to payroll and related expense.

5.	Property and Equipment, net

Property and equipment, net increased $1.0 billion for the nine months ended September 30, 2018, primarily due to the delivery of Norwegian Bliss and ship improvement projects.

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

In March 2018, as part of a public equity offering of NCLH’s ordinary shares owned by the Apollo Holders and Genting HK, NCLH repurchased 4,722,312 of its ordinary shares sold in the offering for approximately $263.5 million pursuant to its then existing share repurchase program.

As of September 30, 2018, the ownership of NCLH’s ordinary shares consisted of the following:

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

Derivatives

We are exposed to market risk attributable to changes in interest rates, foreign currency exchange rates and fuel prices. We attempt to minimize these risks through a combination of our normal operating and financing activities and through the use of derivatives. We assess whether derivatives used in hedging transactions are “highly effective” in offsetting changes in the cash flow of our hedged forecasted transactions. We use regression analysis for this hedge relationship and high effectiveness is achieved when a statistically valid relationship reflects a high degree of offset and correlation between the fair values of the derivative and the hedged forecasted transaction. There are no amounts excluded from the assessment of hedge effectiveness and there are no credit-risk-related contingent features in our derivative agreements. We monitor concentrations of credit risk associated with financial and other institutions with which we conduct significant business. Credit risk, including but not limited to counterparty non-performance under derivatives, is not considered significant, as we primarily conduct business with large, well-established financial institutions with which we have established relationships, and which have credit risks acceptable to us, or the credit risk is spread out among many creditors. We do not anticipate non-performance by any of our significant counterparties.

As of September 30, 2018, we had fuel swaps, which are used to mitigate the financial impact of volatility of fuel prices pertaining to approximately 0.9 million metric tons of our projected fuel purchases, maturing through December 31, 2020.

As of September 30, 2018, we had foreign currency forward contracts, matured foreign currency options and matured foreign currency collars which are used to mitigate the financial impact of volatility in foreign currency exchange rates related to our ship construction contracts denominated in euros. The notional amount of our foreign currency forward contracts was €2.0 billion, or $2.3 billion based on the euro/U.S. dollar exchange rate as of September 30, 2018.

As of September 30, 2018, we had interest rate swap agreements which are used to hedge our exposure to interest rate movements and manage our interest expense. The notional amount of our outstanding debt associated with the interest rate swap agreements was $1.0 billion as of September 30, 2018.

The derivatives measured at fair value and the respective location in the consolidated balance sheets include the following (in thousands):

		Assets		Liabilities
Derivative Contracts Designated as Hedging Instruments	Balance Sheet Location	September 30, 2018	December 31, 2017	September 30, 2018	December 31, 2017
Fuel contracts
	Prepaid expenses and other assets	$52,471	$19,220	$—	$2,406
	Other long-term assets	32,357	19,854	281	3,469
	Accrued expenses and other liabilities	—	—	—	3,348
	Other long-term liabilities	—	576	—	2,148
Foreign currency contracts
	Prepaid expenses and other assets	2,229	52,300	—	730
	Other long-term assets	33,337	85,081	2,976	—
	Accrued expenses and other liabilities	—	—	118	—
	Other long-term liabilities	4,747	—	9,312	—
Interest rate contracts
	Prepaid expenses and other assets	1,984	—	—	—
	Other long-term assets	1,177	—	—	—
	Accrued expenses and other liabilities	—	—	—	1,020
Total derivative contracts designated as hedging instruments		$128,302	$177,031	$12,687	$13,121

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

The gross and net amounts recognized within assets and liabilities include the following (in thousands):

September 30, 2018	Gross Amounts	Gross Amounts Offset	Total Net Amounts	Gross Amounts Not Offset	Net Amounts
Assets	$123,555	$(3,257)	$120,298	$(34,549)	$85,749
Liabilities	9,430	(4,747)	4,683	(3,716)	967

December 31, 2017	Gross Amounts	Gross Amounts Offset	Total Net Amounts	Gross Amounts Not Offset	Net Amounts
Assets	$176,455	$(6,605)	$169,850	$(127,924)	$41,926
Liabilities	6,516	(576)	5,940	(1,020)	4,920

The effects of cash flow hedge accounting on accumulated other comprehensive income (loss) include the following (in thousands):

Derivatives	Amount of Gain (Loss) Recognized in Other Comprehensive Income		Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income
	Three Months Ended September 30, 2018	Three Months Ended September 30, 2017		Three Months Ended September 30, 2018	Three Months Ended September 30, 2017
Fuel contracts	$24,439	$30,452	Fuel	$11,595	$(9,796)
Foreign currency contracts	(10,062)	66,849	Depreciation and amortization	(703)	(1,157)
Interest rate contracts	988	(25)	Interest expense, net	(186)	(691)
Total gain (loss) recognized in other comprehensive income	$15,365	$97,276		$10,706	$(11,644)

The effects of cash flow hedge accounting on the consolidated statements of operations include the following (in thousands):

	Three Months Ended September 30, 2018			Three Months Ended September 30, 2017
	Fuel	Depreciation and Amortization	Interest Expense, net	Fuel	Depreciation and Amortization	Interest Expense, net
Total amounts of income and expense line items presented in the consolidated statements of operations in which the effects of cash flow hedges are recorded	$99,643	$143,700	$69,540	$91,231	$134,532	$66,339

Amount of gain (loss) reclassified from accumulated other comprehensive income (loss) into income
Fuel contracts	11,595	—	—	(9,796)	—	—
Foreign currency contracts	—	(703)	—	—	(1,157)	—
Interest rate contracts	—	—	(186)	—	—	(691)

The effects of cash flow hedge accounting on accumulated other comprehensive income (loss) include the following (in thousands):

Derivatives	Amount of Gain (Loss) Recognized in Other Comprehensive Income		Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income
	Nine Months Ended September 30, 2018	Nine Months Ended September 30, 2017		Nine Months Ended September 30, 2018	Nine Months Ended September 30, 2017
Fuel contracts	$88,935	$(635)	Fuel	$23,024	$(26,383)
Foreign currency contracts	(43,951)	221,913	Depreciation and amortization	(2,761)	(2,909)
Interest rate contracts	3,063	234	Interest expense, net	(1,049)	(2,301)
Total gain (loss) recognized in other comprehensive income	$48,047	$221,512		$19,214	$(31,593)

The effects of cash flow hedge accounting on the consolidated statements of operations include the following (in thousands):

	Nine Months Ended September 30, 2018			Nine Months Ended September 30, 2017
	Fuel	Depreciation and Amortization	Interest Expense, net	Fuel	Depreciation and Amortization	Interest Expense, Net
Total amounts of income and expense line items presented in the consolidated statements of operations in which the effects of cash flow hedges are recorded	$288,286	$415,648	$202,226	$266,780	$376,878	$183,495

Amount of gain (loss) reclassified from accumulated other comprehensive income (loss) into income
Fuel contracts	23,024	—	—	(26,383)	—	—
Foreign currency contracts	—	(2,761)	—	—	(2,909)	—
Interest rate contracts	—	—	(1,049)	—	—	(2,301)

Long-Term Debt

As of September 30, 2018 and December 31, 2017, the fair value of our long-term debt, including the current portion, was $6,693.9 million and $6,448.6 million, respectively, which was $13.9 million and $23.5 million higher, respectively, than the carrying values. The difference between the fair value and carrying value of our long-term debt is due to our fixed and variable rate debt obligations carrying interest rates that are above or below market rates at the measurement dates. The fair value of our long-term debt was calculated based on estimated rates for the same or similar instruments with similar terms and remaining maturities resulting in Level 2 inputs in the fair value hierarchy. Market risk associated with our long-term variable rate debt is the potential increase in interest expense from an increase in interest rates. The calculation of the fair value of our long-term debt is considered a Level 2 input.

Other

The carrying amounts reported in the consolidated balance sheets of all other financial assets and liabilities approximate fair value.

9.	Employee Benefits and Compensation Plans

Share Option Awards

The following table sets forth a summary of option activity under NCLH’s Amended and Restated 2013 Performance Incentive Plan, including 208,335 previously awarded performance-based share option awards, for which a grant date was established in 2018, for the period presented:

	Number of Share Option Awards			Weighted-Average Exercise Price			Weighted- Average Contractual Term	Aggregate Intrinsic Value
	Time- Based Awards	Performance- Based Awards	Market- Based Awards	Time- Based Awards	Performance- Based Awards	Market- Based Awards	(in years)	(in thousands)
Outstanding as of January 1, 2018	6,580,898	373,969	208,333	$49.18	$31.39	$59.43	6.99	$50,021
Granted	—	208,335	—	$—	$59.43	$—	—	$—
Exercised	(625,611)	(109,285)	—	$34.44	$19.00	$—	—	$—
Forfeited and cancelled	(192,333)	(52,084)	—	$54.70	$59.43	$—	—	$—
Outstanding as of September 30, 2018	5,762,954	420,935	208,333	$50.60	$45.01	$59.43	6.46	$47,269

Restricted Ordinary Share Awards

The following is a summary of NCLH’s restricted ordinary share activity for the period presented:

	Number of Time-Based Awards	Weighted- Average Grant Date Fair Value
Non-vested as of January 1, 2018	858	$58.33
Vested	(429)	$58.25
Non-vested as of September 30, 2018	429	$58.41

Restricted Share Unit Awards

On March 1, 2018, NCLH granted to certain employees 1.6 million time-based restricted share unit awards which vest equally over three years. Also on March 1, 2018, NCLH also granted to certain members of our management team 0.5 million performance-based restricted share units, which vest upon the achievement of certain pre-established performance targets and which amount assumes the maximum level of achievement.

The following table sets forth a summary of restricted share unit activity and includes 0.3 million previously awarded performance-based restricted share awards for which the grant date was established in 2018 (the number reported assumes the maximum level of achievement), for the period presented:

	Number of Time-Based Awards	Weighted- Average Grant Date Fair Value	Number of Performance- Based Awards	Weighted- Average Grant Date Fair Value	Number of Market- Based Awards	Weighted- Average Grant Date Fair Value
Non-vested as of January 1, 2018	2,555,477	$50.86	—	$—	50,000	$59.43
Granted	1,613,077	$56.73	843,998	$56.58	—	$—
Vested	(1,032,760)	$50.66	—	$—	—	$—
Forfeited or expired	(142,227)	$53.31	(18,384)	$56.43	—	$—
Non-vested as of September 30, 2018	2,993,567	$53.98	825,614	$56.58	50,000	$59.43

Share-based compensation expense for the three and nine months ended September 30, 2018 was $29.0 million and $88.8 million, respectively, of which $24.9 million and $77.0 million, respectively, was recorded in marketing, general and administrative expense and $4.1 million and $11.8 million, respectively, was recorded in payroll and related expense, in the consolidated statements of operations.

Share-based compensation expense for the three and nine months ended September 30, 2017 was $21.5 million and $63.7 million, respectively, of which $18.6 million and $57.1 million, respectively, was recorded in marketing, general and administrative expense and $2.9 million and $6.6 million, respectively, was recorded in payroll and related expense in the consolidated statements of operations.

10.	Commitments and Contingencies

Ship Construction Contracts

Project Leonardo will introduce an additional six ships, each approximately 140,000 Gross Tons with 3,300 Berths, with expected delivery dates from 2022 through 2027, subject to certain conditions. The effectiveness of the confirmed orders to construct two of the ships, expected to be delivered in 2026 and 2027, is contingent upon the Company’s entry into committed financing arrangements. We have a Breakaway Plus Class Ship, Norwegian Encore, with approximately 168,000 Gross Tons with 4,000 Berths, on order for delivery in the fall of 2019, and an Explorer Class Ship, Seven Seas Splendor, with approximately 55,000 Gross Tons with 750 Berths, on order for delivery in the winter of 2020.

The combined contract price of the aforementioned eight ships is approximately €7.1 billion, or $8.4 billion based on the euro/U.S. dollar exchange rate as of September 30, 2018. For six of the ships, we have obtained export credit financing, which is expected to fund approximately 80% of the contract price of each ship expected to be delivered through 2025, subject to certain conditions. We do not anticipate any contractual breach or cancellation of the contracts to build these ships; however, if any were to occur, it could result in, among other things, the forfeiture of prior deposits or payments made by us, subject to certain refund guarantees, and potential claims and impairment losses which may materially impact our business, financial condition and results of operations.

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

For the three and nine months ended September 30, 2018, other income (expense), net was income of $0.1 million and $11.4 million, respectively, primarily due to foreign currency exchange gains. For the three months ended September 30, 2017, other income (expense), net was expense of $3.3 million, due to foreign currency exchange losses. For the nine months ended September 30, 2017, other income (expense), net was expense of $11.7 million, due to foreign currency exchange losses, partially offset by a gain from an insurance claim.

12.	Supplemental Cash Flow Information

For the nine months ended September 30, 2018, we had non-cash investing activities related to property and equipment of $17.8 million and net foreign currency adjustments of $4.5 million related to euro-denominated debt related to the financing of two of our Project Leonardo ships. For the nine months ended September 30, 2017, we had non-cash investing activities related to property and equipment of $15.2 million and non-cash investing activities related to capital leases of $13.3 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Concerning Forward-Looking Statements

Certain statements in this report constitute forward-looking statements within the meaning of the U.S. federal securities laws intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical facts contained, or incorporated by reference, in this report, including, without limitation, those regarding our business strategy, financial position, results of operations, plans, prospects and objectives of management for future operations (including development plans and objectives relating to our activities), are forward-looking statements. Many, but not all, of these statements can be found by looking for words like “expect,” “anticipate,” “goal,” “project,” “plan,” “believe,” “seek,” “will,” “may,” “forecast,” “estimate,” “intend,” “future” and similar words. Forward-looking statements do not guarantee future performance and may involve risks, uncertainties and other factors which could cause our actual results, performance or achievements to differ materially from the future results, performance or achievements expressed or implied in those forward-looking statements. Examples of these risks, uncertainties and other factors include, but are not limited to, the impact of the following:

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

The above examples are not exhaustive and new risks, uncertainties and other factors emerge from time to time. Such forward-looking statements are based on our current beliefs, assumptions, expectations, estimates and projections regarding our present and future business strategies and the environment in which we expect to operate in the future. These forward-looking statements speak only as of the date made. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statement to reflect any change in our expectations with regard thereto or any change of events, conditions or circumstances on which any such statement was based, except as required by law.

Terminology

This report includes certain non-GAAP financial measures, such as Net Revenue, Net Yield, Net Cruise Cost, Adjusted Net Cruise Cost Excluding Fuel, Adjusted Net Income, Adjusted EPS and Adjusted EBITDA. Definitions of these non-GAAP financial measures are included below. We refer you to “Results of Operations” below for further information about our non-GAAP financial measures including detailed adjustments made in calculating our non-GAAP financial measures and a reconciliation to the most directly comparable GAAP financial measure.

Unless otherwise indicated in this report, the following terms have the meanings set forth below:

•	Acquisition of Prestige. In November 2014, we acquired Prestige in a cash and stock transaction, including the assumption of debt, for total consideration of $3.025 billion.

•	Adjusted EBITDA. EBITDA adjusted for other income (expense), net and other supplemental adjustments.

•	Adjusted EPS. Adjusted Net Income divided by the number of diluted weighted-average shares outstanding.

•	Adjusted Net Cruise Cost Excluding Fuel. Net Cruise Cost Excluding Fuel expense adjusted for supplemental adjustments.

•	Adjusted Net Income. Net income adjusted for supplemental adjustments.

•	Berths. Double occupancy capacity per cabin (single occupancy per studio cabin) although many cabins can accommodate three or more passengers.

•	Breakaway Four Loan. €729.9 million Breakaway Four loan maturing in 2029.

•	Breakaway Plus Class Ships. Norwegian Escape, Norwegian Joy, Norwegian Bliss and a ship on order, Norwegian Encore.

•	Business Enhancement Capital Expenditures. Capital expenditures other than those related to new ship construction and ROI Capital Expenditures.

•	Capacity Days. Available Berths multiplied by the number of cruise days for the period.

•	Constant Currency. A calculation whereby foreign currency-denominated revenue and expenses in a period are converted at the U.S. dollar exchange rate of a comparable period to eliminate the effects of foreign exchange fluctuations.

•	Dry-dock. A process whereby a ship is positioned in a large basin where fresh/sea water is pumped out to carry out cleaning and repairs of those parts of a ship which are below the water line.

•	EBITDA. Earnings before interest, taxes, and depreciation and amortization.

•	EPS. Earnings per share.

•	Explorer Class Ships. Regent’s Seven Seas Explorer and a ship on order, Seven Seas Splendor.

•	GAAP. Generally accepted accounting principles in the U.S.

•	Gross Cruise Cost. The sum of total cruise operating expense and marketing, general and administrative expense.

•	Gross Tons. A unit of enclosed passenger space on a cruise ship, such that one gross ton equals 100 cubic feet or 2.831 cubic meters.

•	Gross Yield. Total revenue per Capacity Day.

•	Net Cruise Cost. Gross Cruise Cost less commissions, transportation and other expense, and onboard and other expense.

•	Net Cruise Cost Excluding Fuel. Net Cruise Cost less fuel expense.

•	Net Revenue. Total revenue less commissions, transportation and other expense, and onboard and other expense.

•	Net Yield. Net Revenue per Capacity Day.

•	Occupancy Percentage. The ratio of Passenger Cruise Days to Capacity Days. A percentage greater than 100% indicates that three or more passengers occupied some cabins.

•	Passenger Cruise Days. The number of passengers carried for the period, multiplied by the number of days in their respective cruises.

•	Project Leonardo. The next generation of ships for our Norwegian brand.

•	Revolving Loan Facility. $875.0 million senior secured revolving credit facility maturing in 2021.

•	ROI Capital Expenditures. Comprised of project-based capital expenditures which have a quantified return on investment.

•	SEC. U.S. Securities and Exchange Commission.

•	Secondary Equity Offering(s). Secondary public offering(s) of NCLH’s ordinary shares in March 2018, November 2017, August 2017, December 2015, August 2015, May 2015, March 2015, March 2014, December 2013 and August 2013.

•	Shipboard Retirement Plan. An unfunded defined benefit pension plan for certain crew members which computes benefits based on years of service, subject to certain requirements.

Non-GAAP Financial Measures

We use certain non-GAAP financial measures, such as Net Revenue, Net Yield, Net Cruise Cost, Adjusted Net Cruise Cost Excluding Fuel, Adjusted Net Income, Adjusted EPS and Adjusted EBITDA, to enable us to analyze our performance. We refer you to “Terminology” above for the definitions of these and other non-GAAP financial measures. We utilize Net Revenue and Net Yield to manage our business on a day-to-day basis and believe that they are the most relevant measures of our revenue performance because they reflect the revenue we earned net of significant variable costs. In measuring our ability to control costs in a manner that positively impacts net income, we believe changes in Net Cruise Cost and Adjusted Net Cruise Cost Excluding Fuel to be the most relevant indicators of our performance.

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

We believe that Adjusted EBITDA is appropriate as a supplemental financial measure as it is used by management to assess operating performance. We also believe that Adjusted EBITDA is a useful measure in determining our performance as it reflects certain operating drivers of our business, such as sales growth, operating costs, marketing, general and administrative expense and other operating income and expense. Adjusted EBITDA is not a defined term under GAAP nor is it intended to be a measure of liquidity or cash flows from operations or a measure comparable to net income, as it does not take into account certain requirements such as capital expenditures and related depreciation, principal and interest payments and tax payments, and it includes other supplemental adjustments.

Adjusted Net Income and Adjusted EPS are non-GAAP financial measures that exclude certain amounts and are used to supplement GAAP net income and EPS. We use Adjusted Net Income and Adjusted EPS as key performance measures of our earnings performance. We believe that both management and investors benefit from referring to these non-GAAP financial measures in assessing our performance and when planning, forecasting and analyzing future periods. These non-GAAP financial measures also facilitate management’s internal comparison to our historical performance. In addition, management uses Adjusted EPS as a performance measure for our incentive compensation. The amounts excluded in the presentation of these non-GAAP financial measures may vary from period to period; accordingly, our presentation of Adjusted Net Income and Adjusted EPS may not be indicative of future adjustments or results. For example, for the nine months ended September 30, 2018, we incurred $6.3 million related to the extinguishment of debt due to the partial redemption of our 4.750% Senior Notes due 2021. We included this as an adjustment in the reconciliation of Adjusted Net Income since the extinguishment of debt is not representative of our day-to-day operations and we have included similar adjustments in prior periods; however, this adjustment did not occur in the comparable prior period or the three months ended September 30, 2018, each of which is presented with this Quarterly Report on Form 10-Q and this adjustment is therefore not included in the reconciliation for these periods.

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

Financial Presentation

We categorize revenue from our cruise and cruise-related activities as either “passenger ticket” revenue or “onboard and other” revenue. Passenger ticket revenue and onboard and other revenue vary according to the product offering, the size of the ship in operation, the length of cruises operated and the markets in which the ship operates. Our revenue is seasonal based on demand for cruises, which has historically been strongest during the Northern Hemisphere’s summer months. Passenger ticket revenue primarily consists of revenue for accommodations, meals in certain restaurants on the ship, certain onboard entertainment, and includes revenue for service charges and air and land transportation to and from the ship to the extent guests purchase these items from us. Onboard and other revenue primarily consists of revenue from casino, beverage sales, shore excursions, specialty dining, retail sales, spa services and photo services. Our onboard revenue is derived from onboard activities we perform directly or that are performed by independent concessionaires, from which we receive a share of their revenue.

Our cruise operating expense is classified as follows:

•	Commissions, transportation and other primarily consists of direct costs associated with passenger ticket revenue. These costs include travel agent commissions, air and land transportation expense, related credit card fees, certain port expenses and the costs associated with shore excursions and hotel accommodations included as part of the overall cruise purchase price.

•	Onboard and other primarily consists of direct costs incurred in connection with onboard and other revenue, including casino, beverage sales and shore excursions expenses.

•

Payroll and related consists of the cost of wages and benefits for shipboard employees and costs of certain inventory items, including food, for a third party that provides crew and other hotel services for certain ships.

•	Fuel includes fuel costs, the impact of certain fuel hedges and fuel delivery costs.
•	Food consists of food costs for passengers and crew on certain ships.

•	Other consists of repairs and maintenance, including Dry-dock costs, ship insurance and other ship expenses.

Critical Accounting Policies

We refer you to “Critical Accounting Policies” included in our Annual Report filed with the SEC, under “Item 7— Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a discussion of our critical accounting policies and estimates. We have made no significant changes to our critical accounting policies and estimates from those described in our Annual Report.

Quarterly Overview

Three Months Ended September 30, 2018 (“2018”) Compared to Three Months Ended September 30, 2017 (“2017”)

•	Total revenue increased 12.5% to $1.9 billion from $1.7 billion.

•	Net Revenue increased 11.8% to $1.4 billion from $1.3 billion.

•	Net income and diluted EPS were $470.4 million and $2.11, respectively, as compared to $400.7 million and $1.74, respectively.

•	Operating income increased to $550.3 million from $476.8 million.

•	Adjusted Net Income and Adjusted EPS in 2018 were $506.4 million and $2.27, respectively, which included $36.0 million of adjustments primarily consisting of expenses related to non-cash compensation, amortization of intangible assets and certain other adjustments. Adjusted Net Income and Adjusted EPS in 2017 were $427.0 million and $1.86, respectively, which included $26.3 million of adjustments primarily consisting of expenses related to non-cash compensation and certain other adjustments.

•	Adjusted EBITDA improved 13.9% to $723.5 million from $635.1 million.

We refer you to “Results of Operations” below for a calculation of Net Revenue, Adjusted Net Income, Adjusted EPS and Adjusted EBITDA.

Results of Operations

The following table sets forth operating data as a percentage of total revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenue
Passenger ticket	71.8%	72.2%	70.6%	70.3%
Onboard and other	28.2%	27.8%	29.4%	29.7%
Total revenue	100.0%	100.0%	100.0%	100.0%
Cruise operating expense
Commissions, transportation and other	16.2%	16.1%	16.5%	16.5%
Onboard and other	6.3%	6.0%	6.0%	6.0%
Payroll and related	12.3%	12.5%	14.1%	14.3%
Fuel	5.4%	5.5%	6.2%	6.4%
Food	3.0%	3.3%	3.4%	3.6%
Other	6.8%	7.4%	8.6%	8.9%
Total cruise operating expense	50.0%	50.8%	54.8%	55.7%
Other operating expense
Marketing, general and administrative	12.7%	12.2%	14.7%	14.2%
Depreciation and amortization	7.7%	8.1%	8.9%	9.1%
Total other operating expense	20.4%	20.3%	23.6%	23.3%
Operating income	29.6%	28.9%	21.6%	21.0%
Non-operating (expense) income
Interest expense, net	(3.7)%	(4.0)%	(4.3)%	(4.4)%
Other income (expense), net	0.0%	(0.2)%	0.2%	(0.3)%
Total non-operating expense	(3.7)%	(4.2)%	(4.1)%	(4.7)%
Net income before income taxes	25.9%	24.7%	17.5%	16.3%
Income tax expense	(0.6)%	(0.4)%	(0.4)%	(0.4)%
Net income	25.3%	24.3%	17.1%	15.9%

The following table sets forth selected statistical information:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Passengers carried	823,413	741,216	2,128,673	1,868,512
Passenger Cruise Days	5,493,932	5,071,115	15,177,982	13,819,421
Capacity Days	4,941,643	4,590,789	13,958,331	12,811,155
Occupancy Percentage	111.2%	110.5%	108.7%	107.9%

Net Revenue, Gross Yield and Net Yield were calculated as follows (in thousands, except Capacity Days and Yield data):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2018	2018 Constant Currency	2017	2018	2018 Constant Currency	2017
Passenger ticket revenue	$1,334,460	$1,336,565	$1,192,023	$3,301,372	$3,280,610	$2,916,731
Onboard and other revenue	523,896	523,896	459,715	1,372,561	1,372,561	1,229,891
Total revenue	1,858,356	1,860,461	1,651,738	4,673,933	4,653,171	4,146,622
Less:
Commissions, transportation and other expense	301,349	301,614	266,173	769,564	764,601	683,628
Onboard and other expense	117,747	117,747	98,476	281,232	281,232	250,254
Net Revenue	$1,439,260	$1,441,100	$1,287,089	$3,623,137	$3,607,338	$3,212,740
Capacity Days	4,941,643	4,941,643	4,590,789	13,958,331	13,958,331	12,811,155
Gross Yield	$376.06	$376.49	$359.79	$334.85	$333.36	$323.67
Net Yield	$291.25	$291.62	$280.36	$259.57	$258.44	$250.78

Gross Cruise Cost, Net Cruise Cost, Net Cruise Cost Excluding Fuel and Adjusted Net Cruise Cost Excluding Fuel were calculated as follows (in thousands, except Capacity Days and per Capacity Day data):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2018	2018 Constant Currency	2017	2018	2018 Constant Currency	2017
Total cruise operating expense	$928,944	$927,984	$838,165	$2,559,818	$2,546,877	$2,310,205
Marketing, general and administrative expense	235,436	236,167	202,221	688,986	686,729	587,914
Gross Cruise Cost	1,164,380	1,164,151	1,040,386	3,248,804	3,233,606	2,898,119
Less:
Commissions, transportation and other expense	301,349	301,614	266,173	769,564	764,601	683,628
Onboard and other expense	117,747	117,747	98,476	281,232	281,232	250,254
Net Cruise Cost	745,284	744,790	675,737	2,198,008	2,187,773	1,964,237
Less: Fuel expense	99,643	99,643	91,231	288,286	288,286	266,780
Net Cruise Cost Excluding Fuel	645,641	645,147	584,506	1,909,722	1,899,487	1,697,457
Less Non-GAAP Adjustments:
Non-cash deferred compensation expense (1)	543	543	878	1,627	1,627	2,524
Non-cash share-based compensation expense (2)	28,962	28,962	21,444	88,797	88,797	63,664
Secondary Equity Offering expenses (3)	—	—	462	482	482	462
Severance payments and other fees (4)	—	—	—	—	—	2,399
Acquisition of Prestige expenses (5)	—	—	—	—	—	500
Other (6)	—	—	999	(912)	(912)	2,605
Adjusted Net Cruise Cost Excluding Fuel	$616,136	$615,642	$560,723	$1,819,728	$1,809,493	$1,625,303

Capacity Days	4,941,643	4,941,643	4,590,789	13,958,331	13,958,331	12,811,155
Gross Cruise Cost per Capacity Day	$235.63	$235.58	$226.62	$232.75	$231.66	$226.22
Net Cruise Cost per Capacity Day	$150.82	$150.72	$147.19	$157.47	$156.74	$153.32
Net Cruise Cost Excluding Fuel per Capacity Day	$130.65	$130.55	$127.32	$136.82	$136.08	$132.50
Adjusted Net Cruise Cost Excluding Fuel per Capacity Day	$124.68	$124.58	$122.14	$130.37	$129.64	$126.87

(1)	Non-cash deferred compensation expenses related to the crew pension plan and other crew expenses, which are included in payroll and related expense.
(2)	Non-cash share-based compensation expenses related to equity awards, which are included in marketing, general and administrative expense and payroll and related expense.
(3)	Secondary Equity Offering expenses are included in marketing, general and administrative expense.
(4)	Severance payments and other fees related to restructuring costs and other severance arrangements are included in marketing, general and administrative expense.
(5)	Acquisition of Prestige expenses are included in marketing, general and administrative expense.
(6)	Other primarily related to expenses and reimbursements for certain legal costs included in marketing, general and administrative expense.

Adjusted Net Income and Adjusted EPS were calculated as follows (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income	$470,378	$400,692	$800,209	$661,075
Non-GAAP Adjustments:
Non-cash deferred compensation expenses (1)	864	878	2,591	2,524
Non-cash share-based compensation expenses (2)	28,962	21,444	88,797	63,664
Secondary Equity Offering expenses (3)	—	462	482	462
Severance payments and other fees (4)	—	—	—	2,399
Acquisition of Prestige expenses (5)	—	—	—	500
Amortization of intangible assets (6)	6,222	7,568	18,666	22,704
Extinguishment of debt (7)	—	—	6,346	—
Impairment on assets held for sale (8)	—	2,935	—	2,935
Tax benefit (9)	—	(7,950)	—	(7,950)
Other (10)	—	999	(912)	2,605
Adjusted Net Income	$506,426	$427,028	$916,179	$750,918
Diluted weighted–average shares outstanding	222,752,738	229,816,956	225,422,385	229,157,257
Diluted earnings per share	$2.11	$1.74	$3.55	$2.88
Adjusted EPS	$2.27	$1.86	$4.06	$3.28

(1)	Non-cash deferred compensation expenses related to the crew pension plan and other crew expenses, which are included in payroll and related expense and other income (expense), net.
(2)	Non-cash share-based compensation expenses related to equity awards, which are included in marketing, general and administrative expense and payroll and related expense.
(3)	Secondary Equity Offering expenses are included in marketing, general and administrative expense.
(4)	Severance payments and other fees related to restructuring costs and other severance arrangements are included in marketing, general and administrative expense.
(5)	Acquisition of Prestige expenses are included in marketing, general and administrative expense.
(6)	Amortization of intangible assets related to the Acquisition of Prestige, which are included in depreciation and amortization expense.
(7)	Losses on extinguishments of debt due to the partial redemption of our 4.750% Senior Notes due 2021, which are included in interest expense, net.
(8)	Loss on sale of Hawaii land-based operations.
(9)	Tax benefit primarily due to the reversal of tax contingency reserves in 2017.
(10)	Other primarily related to expenses and reimbursements for certain legal costs, which are included in marketing, general and administrative expense.

EBITDA and Adjusted EBITDA were calculated as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income	$470,378	$400,692	$800,209	$661,075
Interest expense, net	69,540	66,339	202,226	183,495
Income tax expense	10,456	6,527	18,400	15,369
Depreciation and amortization	143,700	134,532	415,648	376,878
EBITDA	694,074	608,090	1,436,483	1,236,817
Other (income) expense (1)	(98)	3,262	(11,354)	11,686
Non-GAAP Adjustments:
Non-cash deferred compensation expenses (2)	543	878	1,627	2,524
Non-cash share-based compensation expenses (3)	28,962	21,444	88,797	63,664
Secondary Equity Offering expenses (4)	—	462	482	462
Severance payments and other fees (5)	—	—	—	2,399
Acquisition of Prestige expenses (6)	—	—	—	500
Other (7)	—	999	(912)	2,605
Adjusted EBITDA	$723,481	$635,135	$1,515,123	$1,320,657

(1)	Primarily consists of gains and losses, net for foreign currency exchanges.
(2)	Non-cash deferred compensation expenses related to the crew pension plan and other crew expenses are included in payroll and related expense.
(3)	Non-cash share-based compensation expenses related to equity awards are included in marketing, general and administrative expense and payroll and related expense.
(4)	Secondary Equity Offering expenses are included in marketing, general and administrative expense.
(5)	Severance payments and other fees related to restructuring costs and other severance arrangements, which are included in marketing, general and administrative expense.
(6)	Acquisition of Prestige expenses are included in marketing, general and administrative expense.
(7)	Other primarily related to expenses and reimbursements for certain legal costs, which are included in marketing, general and administrative expense.

Three Months Ended September 30, 2018 (“2018”) Compared to Three Months Ended September 30, 2017 (“2017”)

Revenue

Total revenue increased 12.5% to $1.9 billion in 2018, as compared to $1.7 billion in 2017. Gross Yield increased 4.5%. Net Revenue increased 11.8% to $1.4 billion in 2018, from $1.3 billion in 2017, due to an increase in Capacity Days of 7.6% and an increase in Net Yield of 3.9%. The increase in Capacity Days was primarily due to Norwegian Bliss joining our fleet in the second quarter of 2018. The increase in Gross Yield and Net Yield was primarily due to an increase in passenger ticket pricing and Occupancy Percentage. On a Constant Currency basis, Net Yield increased 4.0%.

Expense

Total cruise operating expense increased 10.8% in 2018, as compared to 2017, primarily due to the increase in Capacity Days. Gross Cruise Cost increased 11.9% in 2018, as compared to 2017, primarily due to higher total cruise operating expense, and to a lesser extent, due to higher marketing, general and administrative expenses. Total other operating expense increased 12.6% in 2018, as compared to 2017. Marketing, general and administrative expenses increased primarily due to higher incentive compensation expense. Depreciation and amortization expense increased primarily due to the addition of Norwegian Bliss and ship improvement projects. Net Cruise Cost per Capacity Day increased 2.5% (2.4% on a Constant Currency basis) due to higher marketing, general and administrative expenses. Adjusted Net Cruise Cost Excluding Fuel per Capacity Day increased 2.1% (2.0% on a Constant Currency basis).

Interest expense, net was $69.5 million in 2018, as compared to $66.3 million in 2017. The increase in interest expense reflects additional debt incurred in connection with the delivery of Norwegian Bliss in April 2018, Project Leonardo financing, and higher interest rates due to an increase in London Interbank Offered Rate (“LIBOR”). The increase in interest expense was partially offset by the benefit from the October 2017 full redemption of our 4.625% Senior Notes due 2020 and the benefit from the April 2018 partial $135.0 million redemption of our 4.75% Senior Notes due 2021.

Other income (expense), net was income of $0.1 million in 2018, as compared to expense of $3.3 million in 2017. Other income in 2018 was primarily due to gains on foreign currency exchange; whereas, other expense in 2017 was primarily due to losses on foreign currency exchange.

Income tax expense was $10.5 million in 2018, as compared to $6.5 million in 2017. Income tax in 2017 reflects a tax benefit of $11.6 million associated with the reversal of prior years’ tax contingency reserves due to the expiration of the statute of limitations.

Nine Months Ended September 30, 2018 (“2018”) Compared to Nine Months Ended September 30, 2017 (“2017”)

Revenue

Total revenue increased 12.7% to $4.7 billion in 2018, as compared to $4.1 billion in 2017. Gross Yield increased 3.5%. Net Revenue increased 12.8% to $3.6 billion in 2018, from $3.2 billion in 2017, due to an increase in Capacity Days of 9.0% and an increase in Net Yield of 3.5%. The increase in Capacity Days was primarily due to Norwegian Joy and Norwegian Bliss joining our fleet in the second quarter of 2017 and 2018, respectively. The increase in Gross Yield and Net Yield was primarily due to an increase in passenger ticket pricing and Occupancy Percentage. On a Constant Currency basis, Net Yield increased 3.1%.

Expense

Total cruise operating expense increased 10.8% in 2018, as compared to 2017, primarily due to the increase in Capacity Days. Gross Cruise Cost increased 12.1% in 2018, as compared to 2017, due to higher total cruise operating expense and, to a lesser extent, due to higher marketing, general and administrative expenses. Total other operating expense increased 14.5% in 2018, as compared to 2017. Marketing, general and administrative expenses increased primarily due to higher incentive compensation expense. Depreciation and amortization expense increased primarily due to the additions of Norwegian Joy and Norwegian Bliss and ship improvement projects. Net Cruise Cost per Capacity Day increased 2.7% (2.2% on a Constant Currency basis) due to higher marketing, general and administrative expenses and, to a lesser extent, due to higher maintenance and repairs, including Dry-dock expenses. Adjusted Net Cruise Cost Excluding Fuel per Capacity Day increased 2.8% (2.2% on a Constant Currency basis).

Interest expense, net was $202.2 million in 2018, as compared to $183.5 million in 2017. The increase in interest expense reflects additional debt incurred in connection with the delivery of Norwegian Joy and Norwegian Bliss in the second quarter of 2017 and 2018, respectively, Project Leonardo financing, and higher interest rates due to an increase in LIBOR. The increase in interest expense was partially offset by the benefit from the October 2017 full redemption of our 4.625% Senior Notes due 2020 and the benefit from the April 2018 partial $135.0 million redemption of our 4.75% Senior Notes due 2021. Also included in 2018 is $6.3 million of redemption premium and write-off of fees in connection with the partial redemption.

Other income (expense), net was income of $11.4 million in 2018, as compared to expense of $11.7 million in 2017. Other income in 2018 was primarily due to gains on foreign currency exchange; whereas, other expense in 2017 was primarily due to losses on foreign currency exchange, partially offset by an insurance settlement.

Income tax expense was $18.4 million in 2018, as compared to $15.4 million in 2017. Income tax in 2017 reflects a tax benefit of $11.6 million associated with the reversal of prior years’ tax contingency reserves due to the expiration of the statute of limitations.

Liquidity and Capital Resources

General

As of September 30, 2018, our liquidity was $1.2 billion consisting of $286.5 million in cash and cash equivalents and $875.0 million available under our Revolving Loan Facility. Our primary ongoing liquidity requirements are to finance working capital, capital expenditures and debt service.

As of September 30, 2018, we had a working capital deficit of $2.3 billion. This deficit included $1.6 billion of advance ticket sales, which represents the total revenue we collect in advance of sailing dates and accordingly is substantially more like deferred revenue balances rather than actual current cash liabilities. Our business model, along with our Revolving Loan Facility, allows us to operate with a working capital deficit and still meet our operating, investing and financing needs.

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

Sources and Uses of Cash

Nine Months Ended September 30, 2018 (“2018”) Compared to Nine Months Ended September 30, 2017 (“2017”)

Net cash provided by operating activities was $1.7 billion in 2018, as compared to $1.4 billion in 2017. The net cash provided by operating activities included timing differences in cash receipts and payments relating to operating assets and liabilities. Advance ticket sales increased by $316.3 million in 2018 compared to $187.1 million in 2017. Without the adoption of Topic 606, advance ticket sales would have increased by $308.0 million in 2018. We refer you to Note 2— “Summary of Significant Accounting Policies— Revenue and Expense Recognition” in the notes to consolidated financial statements for a discussion of the effects of the adoption of Topic 606.

Net cash used in investing activities was $1.3 billion in 2018, as compared to $1.2 billion in 2017, primarily related to payments for ship deliveries, ships under construction and ship improvement projects.

Net cash used in financing activities was $313.7 million in 2018, as compared to net cash provided by financing activities of $199.7 million in 2017. The net cash used in financing activities in 2018 was primarily due to net repayments of our Revolving Loan Facility and other loan facilities, offset by borrowings on newbuild facilities. We made a partial redemption in April 2018 of $135.0 million of our 4.75% Senior Notes due 2021. Additionally, in 2018, we repurchased $463.5 million of our ordinary shares and incurred deferred financing fees related to financing of newbuild ships. Net cash provided by financing activities in 2017 was primarily due to the proceeds from our Breakaway Four Loan, partially offset by the repayments of other loan facilities, our net repayment of our then existing revolving loan facility and payment of deferred financing fees.

Future Capital Commitments

Future capital commitments consist of contracted commitments, including ship construction contracts, and future expected capital expenditures necessary for operations as well as our ship refurbishment projects. As of September 30, 2018, our anticipated capital expenditures were $0.3 billion for the remainder of 2018 and $1.4 billion and $0.9 billion for the years ending December 31, 2019 and 2020, respectively. We have export credit financing in place for the anticipated expenditures related to ship construction contracts of $0.05 billion for the remainder of 2018, $0.6 billion for 2019 and $0.5 billion for 2020. These future expected capital expenditures will significantly increase our depreciation and amortization expense as we take delivery of the ships.

Project Leonardo will introduce an additional six ships, each approximately 140,000 Gross Tons with 3,300 Berths, with expected delivery dates from 2022 through 2027, subject to certain conditions. The effectiveness of the confirmed orders to construct two of the ships, expected to be delivered in 2026 and 2027, is contingent, among other things, upon the Company’s entry into committed financing arrangements, with terms acceptable to us. We have a Breakaway Plus Class Ship, Norwegian Encore, approximately 168,000 Gross Tons with 4,000 Berths, on order for delivery in the fall of 2019, and an Explorer Class Ship, Seven Seas Splendor, approximately 55,000 Gross Tons with 750 Berths, on order for delivery in the winter of 2020.

The combined contract price of the aforementioned eight ships is approximately €7.1 billion, or $8.4 billion based on the euro/U.S. dollar exchange rate as of September 30, 2018. For six of the ships, we have obtained export credit financing, which is expected to fund approximately 80% of the contract price of each ship expected to be delivered through 2025, subject to certain conditions. We do not anticipate any contractual breach or cancellation of the contracts to build these ships; however, if any were to occur, it could result in, among other things, the forfeiture of prior deposits or payments made by us, subject to certain refund guarantees, and potential claims and impairment losses which may materially impact our business, financial condition and results of operations.

Capitalized interest for the three and nine months ended September 30, 2018 was $6.4 million and $23.2 million, respectively, and for the three and nine months ended September 30, 2017 it was $6.2 million and $21.8 million, respectively, primarily associated with the construction of our newbuild ships.

Off-Balance Sheet Transactions

None.

Contractual Obligations

As of September 30, 2018, our contractual obligations with initial or remaining terms in excess of one year, including interest payments on long-term debt obligations, included the following (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt (1)	$6,679,612	$679,908	$2,205,859	$1,882,111	$1,911,734
Operating leases (2)	131,737	17,456	31,180	27,562	55,539
Ship construction contracts (3)	5,184,623	107,904	1,446,033	1,971,744	1,658,942
Port facilities (4)	1,002,302	61,757	116,169	116,432	707,944
Interest (5)	1,016,039	219,023	399,608	189,715	207,693
Other (6)(7)	1,428,885	250,748	431,078	357,587	389,472
Total (8)	$15,443,198	$1,336,796	$4,629,927	$4,545,151	$4,931,324

(1)	Long-term debt includes discounts and premiums aggregating $0.4 million and capital leases. Long-term debt excludes deferred financing fees which are a direct deduction from the carrying value of the related debt liability in the consolidated balance sheets.
(2)	Operating leases are primarily for offices, motor vehicles and office equipment.
(3)	Ship construction contracts are for our newbuild ships based on the euro/U.S. dollar exchange rate as of September 30, 2018. Export credit financing is in place from syndicates of banks. The amount does not include the two Project Leonardo ships which are subject to financing, as described below.
(4)	Port facilities represent our usage of certain port facilities.
(5)	Interest includes fixed and variable rates with LIBOR held constant as of September 30, 2018.
(6)	Other includes future commitments for service, maintenance and other Business Enhancement Capital Expenditures contracts.
(7)	Other also includes revisions to amounts previously included in our Annual Report, for the periods of less than 3 years.
(8)	$0.5 million of unrecognized tax benefits were excluded from the “Total” contractual obligations as of September 30, 2018 because an estimate of the timing of future tax settlements cannot be reasonably determined.

The two Project Leonardo ships expected to be delivered in 2026 and 2027 are not included in the table above because the effectiveness of the confirmed orders to construct the two ships is contingent, among other things, upon the Company’s entry into committed financing arrangements. The ship construction contract commitments include the following (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Ship construction contracts	$1,856,640	$37,133	$—	$—	$1,819,507

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

Funding Sources

Certain of our debt agreements contain covenants that, among other things, require us to maintain a minimum level of liquidity, as well as limit our net funded debt-to-capital ratio, maintain certain other ratios and restrict our ability to pay dividends. Substantially all of our ships and other property and equipment are pledged as collateral for certain of our debt. We believe we were in compliance with these covenants as of September 30, 2018.

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

Interest Rate Risk

As of September 30, 2018, we had interest rate swap agreements to manage our interest expense by hedging the interest rate risks associated with variable rates on our outstanding borrowings. As of September 30, 2018, 73% of our debt was fixed and 27% was variable, which includes the effects of the interest rate swaps. The notional amount of our outstanding debt associated with the interest rate swap agreements was $1.0 billion as of September 30, 2018. As of December 31, 2017, 54% of our debt was fixed and 46% was variable, which includes the effects of the interest rate swaps. The notional amount of outstanding debt associated with the interest rate swap agreements was $218.6 million as of December 31, 2017. The change from December 31, 2017 to September 30, 2018 was due to additional interest rate swaps executed and the repayment of variable rate debt.

Based on our September 30, 2018 outstanding variable rate debt balance, a one percentage point increase in annual LIBOR interest rates would increase our annual interest expense by approximately $18.4 million excluding the effects of capitalization of interest.

Foreign Currency Exchange Rate Risk

As of September 30, 2018, we had foreign currency derivatives to hedge the exposure to volatility in foreign currency exchange rates related to our ship construction contracts denominated in euros. These derivatives hedge the foreign currency exchange rate risk on a portion of the payments on our ship construction contracts. The payments not hedged aggregate €2.4 billion or $2.7 billion based on the euro/U.S. dollar exchange rate as of September 30, 2018. As of December 31, 2017, the payments not hedged aggregated €3.3 billion, or $4.0 billion, based on the euro/U.S. dollar exchange rate as of December 31, 2017. The change from December 31, 2017 to September 30, 2018 was due to the delivery of a ship in April 2018 and additional foreign exchange derivatives executed. We estimate that a 10% change in the euro as of September 30, 2018 would result in a $0.3 billion change in the U.S. dollar value of the foreign currency denominated remaining payments.

Fuel Price Risk

Our exposure to market risk for changes in fuel prices relates to the forecasted purchases of fuel on our ships. Fuel expense, as a percentage of our total cruise operating expense, was 10.7% and 10.9% for the three months ended September 30, 2018 and 2017, respectively, and 11.3% and 11.5% for the nine months ended September 30, 2018 and 2017, respectively. We use fuel derivative agreements to mitigate the financial impact of fluctuations in fuel prices and as of September 30, 2018, we had hedged approximately 64%, 48% and 38% of our remaining 2018, 2019 and 2020, respectively, projected metric tons of fuel purchases. As of December 31, 2017, we had hedged approximately 65%, 48% and 26% of our 2018, 2019 and 2020, respectively, projected metric tons of fuel purchases. The change in fuel price risk from December 31, 2017 to September 30, 2018 was due to additional fuel hedges executed.

We estimate that a 10% increase in our weighted-average fuel price would increase our anticipated 2018 fuel expense by $11.9 million. This increase would be partially offset by an increase in the fair value of our fuel swap agreements of $6.3 million. Fair value of our derivative contracts is derived using valuation models that utilize the income valuation approach. These valuation models take into account the contract terms such as maturity, and other inputs such as fuel types, fuel curves, creditworthiness of the counterparty and the Company, as well as other data points.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (“Securities Exchange Act”), as of September 30, 2018. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon management’s evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2018, to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that it is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On September 21, 2018, a purported class-action lawsuit was filed by Marta and Jerry Phillips and others against NCL Corporation Ltd. in the United States District Court for the Southern District of Florida relating to the marketing and sales of our Booksafe Travel Protection Plan. The plaintiffs purport to represent an alleged class of passengers who purchased Booksafe Travel Protection Plans. The complaint alleges that the Company concealed that it received proceeds on the sale of the travel insurance portion of the plan. We believe we have meritorious defenses to the claim and that any liability which may arise as a result of this action will not have a material impact on our consolidated financial statements.

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

Item 1A. Risk Factors

We refer you to our Annual Report for a discussion of the risk factors that affect our business and financial results. We wish to caution the reader that the risk factors discussed in “Item 1A. Risk Factors” in our Annual Report, elsewhere in this report or other SEC filings, could cause future results to differ materially from those stated in any forward-looking statements.

Other than the risk factors set forth below, there have been no material changes in our risk factors from those disclosed in our Annual Report.

Breaches in data security or other disturbances to our information technology and other networks could impair our operations and have a material adverse impact on our business, financial condition and results of operations.

The integrity and reliability of our information technology systems and other networks are crucial to our business operations. Disruptions to these systems or networks could impair our operations and have an adverse impact on our financial results and negatively affect our reputation and customer demand. In addition, certain networks are dependent on third-party technologies, systems and service providers for which there is no certainty of uninterrupted availability. Among other things, actual or threatened natural disasters (e.g., hurricanes, earthquakes, tornadoes, fires, floods or similar events), information systems failures, computer viruses, denial of service attacks and other cyber-attacks may cause disruptions to our information technology, telecommunications and other networks. While we have and continue to invest in business continuity, disaster recovery, data restoration plans and data and information technology security, we cannot completely insulate ourselves from disruptions that could result in adverse effects on our operations and financial results. We carry limited business interruption insurance for certain shoreside operations, subject to limitations, exclusions and deductibles.

We have made significant investments in our information technology systems to optimize booking procedures, enhance the marketing power of our websites and control costs. As part of our ordinary business operations, we and certain of our third-party service providers collect, process, transmit and store a large volume of personally identifiable information, including email addresses, home addresses and financial data such as credit card information. The security of the systems and networks where we and our service providers store this data is a critical element of our business. We review and update our systems and have implemented processes and procedures to protect against security breaches and unauthorized access to our data. Despite our implementation of security measures, our systems and networks are vulnerable to computer viruses, malware, worms, hackers and other security issues, including physical and electronic break-ins, router disruption, sabotage or espionage, disruptions from unauthorized access and tampering (including through social engineering such as phishing attacks), impersonation of authorized users and coordinated denial-of-service attacks. For example, in October 2018, we discovered limited instances of unauthorized access to certain employee e-mail communications, some of which contained proprietary business and personally identifiable information. We have implemented additional safeguards, and we do not believe that we experienced any material losses related to this incident; however, there can be no assurance that this or any other breach or incident will not have a material impact on our operations and financial results in the future. In addition, we may not be in a position to promptly address attacks or unauthorized access or to implement adequate preventative measures if we are unable to immediately detect such attacks. Our failure to successfully prevent, mitigate or timely respond to any unauthorized use of our information systems to gain access to sensitive information, corrupt data or create general disturbances in our operations systems could impair our ability to conduct business and damage our reputation.

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

In the event of a data security breach of our systems and/or third-party systems or a denial of service attack, we may incur costs associated with the following: response, notification, forensics, regulatory investigations, public relations, consultants, credit identity monitoring, credit freezes, fraud alert, credit identity restoration, credit card cancellation, credit card reissuance or replacement, data restoration, regulatory fines and penalties, vendor fines and penalties, legal fees, damages and settlements. In addition, data security breaches or denial of service attacks may cause business interruption, information technology disruption, disruptions as a result of regulatory investigation or litigation, digital asset loss related to corrupted or destroyed data, damage to our reputation, damages to intangible property and other intangible damages, such as loss of consumer confidence, all of which could impair our operations and have an adverse impact on our financial results.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer

On April 17, 2018, NCLH’s Board of Directors approved a three-year share repurchase program (the “Repurchase Program”) authorizing NCLH to purchase up to $1.0 billion of NCLH’s ordinary shares. Pursuant to the Repurchase Program, NCLH may repurchase its ordinary shares from time to time, in amounts, at prices and at such times as it deems appropriate, subject to market conditions and other considerations. Under the Repurchase Program, shares may be repurchased in open market transactions or privately negotiated transactions, including structured and derivative transactions such as accelerated share repurchase transactions, and may be made under a plan complying with Rule 10b5-1 under the Securities Exchange Act.

There was no share repurchase activity during the three months ended September 30, 2018, and as of September 30, 2018, approximately $800.0 million remained available for repurchases of NCLH’s outstanding ordinary shares under the Repurchase Program.

Item 6. Exhibits

10.1	Employment Agreement by and between NCL (Bahamas) Ltd. and Mark Kempa, entered into on September 10, 2018 (incorporated herein by reference to Exhibit 10.1 to Norwegian Cruise Line Holdings Ltd.’s Current Report on Form 8-K filed on September 11, 2018 (File No. 001-35784)) †

31.1*	Certification of the President and Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2*	Certification of the Executive Vice President and Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1**	Certifications of the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code

101*	The following unaudited consolidated financial statements are from Norwegian Cruise Line Holdings Ltd.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2018, formatted in Extensible Business Reporting Language (XBRL), as follows:

(i)	the Consolidated Statements of Operations for the three and nine months ended September 30, 2018 and 2017;

(ii)	the Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2018 and 2017;

(iii)	the Consolidated Balance Sheets as of September 30, 2018 and December 31, 2017;

(iv)	the Consolidated Statements of Cash Flows for the nine months ended September 30, 2018 and 2017;

(v)	the Consolidated Statements of Changes in Shareholders’ Equity for the nine months ended September 30, 2018 and 2017; and

(vi)	the Notes to the Consolidated Financial Statements, tagged in summary and detail.

*	Filed herewith.

**	Furnished herewith.

†	Management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORWEGIAN CRUISE LINE HOLDINGS LTD.
(Registrant)

By:	/s/ FRANK J. DEL RIO
Name:	Frank J. Del Rio
Title:	President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ MARK A. KEMPA
Name:	Mark A. Kempa
Title:	Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Dated: November 9, 2018

