Form 10-K
period 2018-12-31
Norwegian Cruise Line Holdings Ltd.
filed 2019-02-27
CIK 1513761

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of June 29, 2018, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of voting stock held by non-affiliates of the registrant based upon the closing sales price for the registrant’s ordinary shares as reported on The New York Stock Exchange was $9.7 billion.

There were 217,727,855 ordinary shares outstanding as of February 15, 2019.

Documents Incorporated by Reference

Portions of the Proxy Statement for the registrant’s 2019 Annual General Meeting of Shareholders, to be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2018, are incorporated by reference in Part III herein.

NORWEGIAN CRUISE LINE HOLDINGS LTD.

Terms Used in this Annual Report

Unless otherwise indicated or the context otherwise requires, references in this annual report to (i) the “Company,” “we,” “our” and “us” refer to NCLH (as defined below) and its subsidiaries (including Prestige (as defined below), except for periods prior to the consummation of the Acquisition of Prestige (as defined below)), (ii) “NCLC” refers to NCL Corporation Ltd., (iii) “NCLH” refers to Norwegian Cruise Line Holdings Ltd., (iv)“Norwegian Cruise Line” or “Norwegian” refers to the Norwegian Cruise Line brand and its predecessors, (v) “Prestige” refers to Prestige Cruises International S. de R.L. (formerly Prestige Cruises International, Inc.), together with its consolidated subsidiaries, including Prestige Cruise Holdings S. de R.L. (formerly Prestige Cruise Holdings, Inc.), Prestige’s direct wholly-owned subsidiary, which in turn is the parent of Oceania Cruises S. de R.L. (formerly Oceania Cruises, Inc.) (“Oceania Cruises”) and Seven Seas Cruises S. de R.L. (“Regent”) (Oceania Cruises also refers to the brand by the same name and Regent also refers to the brand Regent Seven Seas Cruises), (vi) “Apollo” refers to Apollo Global Management, LLC, its subsidiaries and the affiliated funds it manages, (vii) “TPG” refers to certain affiliates of TPG Global, LLC, (viii) “Genting HK” refers to Genting Hong Kong Limited and/or its affiliates, and (ix) “Sponsors” refers to Apollo, TPG and/or Genting HK.

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

• Allura Class Ships.  Oceania Cruises’ two ships on order.

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

• EPS. Earnings per share.

• Explorer Class Ships. Regent’s Seven Seas Explorer, Seven Seas Splendor, and an additional ship on order.

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

• R-Class Ships. Oceania Cruises’ Regatta, Insignia, Nautica, and Sirena.

• Revolving Loan Facility. $875.0 million senior secured revolving credit facility.

• ROI Capital Expenditures. Comprised of project-based capital expenditures which have a quantified return on investment.

• SEC. U.S. Securities and Exchange Commission.

• Secondary Equity Offering(s). Secondary public offering(s) of NCLH’s ordinary shares in December 2018, March 2018, November 2017, August 2017, December 2015, August 2015, May 2015, March 2015, March 2014, December 2013 and August 2013.

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

Cautionary Statement Concerning Forward-Looking Statements

Certain statements in this annual report constitute forward-looking statements within the meaning of the U.S. federal securities laws intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical facts contained, or incorporated by reference, in this annual report, including, without limitation, those regarding our business strategy, financial position, results of operations, plans, prospects and objectives of management for future operations (including expected fleet additions, development plans, objectives relating to our activities and expected performance in new markets), are forward-looking statements. Many, but not all, of these statements can be found by looking for words like “expect,” “anticipate,” “goal,” “project,” “plan,” “believe,” “seek,” “will,” “may,” “forecast,” “estimate,” “intend,” “future” and similar words. Forward-looking statements do not guarantee future performance and may involve risks, uncertainties and other factors which could cause our actual results, performance or achievements to differ materially from the future results, performance or achievements expressed or implied in those forward-looking statements. Examples of these risks, uncertainties and other factors include, but are not limited to the impact of:

•	adverse events impacting the security of travel, such as terrorist acts, armed conflict and threats thereof, acts of piracy, and other international events;

•	adverse incidents involving cruise ships;

•	adverse general economic and related factors, such as fluctuating or increasing levels of unemployment, underemployment and the volatility of fuel prices, declines in the securities and real estate markets, and perceptions of these conditions that decrease the level of disposable income of consumers or consumer confidence;

•	the spread of epidemics and viral outbreaks;

•	breaches in data security or other disturbances to our information technology and other networks;

•	the risks and increased costs associated with operating internationally;

•	changes in fuel prices and/or other cruise operating costs;

•	fluctuations in foreign currency exchange rates;

•	our expansion into and investments in new markets;

•	overcapacity in key markets or globally;

•	the unavailability of attractive port destinations;

•	our inability to obtain adequate insurance coverage;

•	evolving requirements and regulations regarding data privacy and protection and any actual or perceived compliance failures by us;

•	our indebtedness and restrictions in the agreements governing our indebtedness that limit our flexibility in operating our business, including the significant portion of assets that are collateral under these agreements;

•	volatility and disruptions in the global credit and financial markets, which may adversely affect our ability to borrow and could increase our counterparty credit risks, including those under our credit facilities, derivatives, contingent obligations, insurance contracts and new ship progress payment guarantees;

•	our inability to recruit or retain qualified personnel or the loss of key personnel;

•	delays in our shipbuilding program and ship repairs, maintenance and refurbishments;

•	our reliance on third parties to provide hotel management services to certain ships and certain other services;

•	future increases in the price of, or major changes or reduction in, commercial airline services;

•	amendments to our collective bargaining agreements for crew members and other employee relation issues;

•	pending or threatened litigation, investigations and enforcement actions;

•	our ability to keep pace with developments in technology;

•	seasonal variations in passenger fare rates and occupancy levels at different times of the year;

•	changes involving the tax and environmental regulatory regimes in which we operate; and

•	other factors set forth under “Risk Factors.”

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

PART I

Item 1. Business

History and Development of the Company

Norwegian commenced operations from Miami in 1966, launching the modern cruise industry by offering weekly departures from Miami to the Caribbean. In February 2011, NCLH, a Bermuda limited company, was formed with the issuance to the Sponsors of, in aggregate, 10,000 ordinary shares, with a par value of $.001 per share. In January 2013, NCLH completed its IPO and the ordinary shares of NCLC, which were owned entirely by the Sponsors, were exchanged for the ordinary shares of NCLH, and NCLH became the owner of 100% of the ordinary shares and parent company of NCLC (the “Corporate Reorganization”). At the same time, NCLH contributed $460.0 million to NCLC and the historical financial statements of NCLC became those of NCLH. The Corporate Reorganization was affected solely for the purpose of reorganizing our corporate structure.

In November 2014, we completed the Acquisition of Prestige. We believe that the combination of Norwegian and Prestige creates a cruise operating company with a rich product portfolio and strong market presence.

The Sponsors have completed numerous Secondary Equity Offerings of NCLH’s ordinary shares. As of December 2018, the Sponsors no longer own any NCLH ordinary shares.

Additional Information

NCLH is a Bermuda exempted company formed as a holding company in 2011, with predecessors dating from 1966. Our registered offices are located at Walkers Corporate (Bermuda) Limited, Park Place, 3rd Floor, 55 Par-la-Ville Road, Hamilton HM 11, Bermuda. Our principal executive offices are located at 7665 Corporate Center Drive, Miami, Florida 33126. Our telephone number is (305) 436-4000. Our website is located at www.nclhltdinvestor.com. The information that appears on our websites is not part of, and is not incorporated by reference into this annual report or any other report or document filed with or furnished to the SEC. Daniel S. Farkas, the Company’s Executive Vice President, General Counsel and Assistant Secretary, is our agent for service of process at our principal executive offices.

Our Company

Business Overview

We are a leading global cruise company which operates the Norwegian Cruise Line, Oceania Cruises and Regent Seven Seas Cruises brands. As of December 31, 2018, we had 26 ships with approximately 54,400 Berths. We plan to introduce 11 additional ships through 2027, subject to certain conditions.

Norwegian Encore is on order for delivery in the fall of 2019. We have two Explorer Class Ships, Seven Seas Splendor and one additional ship, on order for delivery in the winter of 2020 and fall of 2023, respectively. We have two Allura Class Ships on order for delivery in the winter of 2022 and spring of 2025. Project Leonardo will introduce an additional six ships with expected delivery dates from 2022 through 2027. These additions to our fleet will increase our total Berths to approximately 82,000.

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

Our Fleet

The following table presents information about our ships and their primary areas of operation based on current and future itineraries, which are subject to change.

Ship (1)	Year Built	Primary Areas of Operation

Norwegian
Norwegian Encore (2)	2019	Bahamas, Bermuda, Canada & New England, Caribbean, Central America
Norwegian Bliss	2018	Alaska, Bahamas, Caribbean, Central America, Mexico-Pacific, U.S. East Coast. U.S. West Coast
Norwegian Joy	2017	Alaska, Asia, Bahamas, Caribbean, Central America, Mexico-Pacific, U.S. West Coast
Norwegian Escape	2015	Bahamas, Bermuda, Canada & New England, Caribbean, Europe, U.S. West Coast
Norwegian Getaway	2014	Bahamas, Bermuda, Caribbean, Central America, Europe, U.S. East Coast
Norwegian Breakaway	2013	Bahamas, Bermuda, Canada & New England, Caribbean, Europe, U.S. East Coast
Norwegian Epic	2010	Bahamas, Caribbean, Europe, U.S. East Coast
Norwegian Gem	2007	Bahamas, Bermuda, Canada & New England, Caribbean, Central America, Mexico-Pacific, U.S. East Coast, U.S. West Coast
Norwegian Jade	2006	Asia, Bahamas, Bermuda, Caribbean, Central America, Europe
Norwegian Pearl	2006	Alaska, Bahamas, Bermuda, Canada & New England, Caribbean, Central America, Europe, Mexico-Pacific, U.S. West Coast
Norwegian Jewel	2005	Alaska, Asia, Australia & New Zealand, Hawaii, South Pacific, U.S. West Coast
Pride of America	2005	Hawaii
Norwegian Dawn	2002	Bahamas, Bermuda, Canada & New England, Caribbean, Europe U.S. East Coast
Norwegian Star	2001	Bahamas, Bermuda, Central America, Europe, Mexico-Pacific, South America, U.S. West Coast
Norwegian Sun	2001	Bahamas, Caribbean, Central America, Cuba, South America
Norwegian Sky	1999	Bahamas, Cuba
Norwegian Spirit	1998	Africa, Asia, Europe

Oceania Cruises
Oceania Riviera	2012	Bahamas, Bermuda, Canada & New England, Caribbean, Central America, Cuba, Europe
Oceania Marina	2011	Bermuda, Canada & New England, Europe, Hawaii, Mexico-Pacific, South America, South Pacific
Oceania Nautica	2000	Africa, Asia, Europe
Oceania Sirena	1999	Bahamas, Bermuda, Canada & New England, Caribbean, Central America, Cuba, Europe, South America, U.S. West Coast
Oceania Regatta	1998	Alaska, Asia, Australia & New Zealand, Central America, Cuba, Hawaii, Mexico-Pacific, U.S. West Coast
Oceania Insignia	1998

Africa, Alaska, Asia, Australia & New Zealand, Bahamas, Bermuda, Canada & New England, Caribbean, Central America, Cuba, Europe, Hawaii, Mexico-Pacific, South America, South Pacific, U.S. East Coast, U.S. West Coast

Regent
Seven Seas Splendor (3) Seven Seas Explorer	2020 2016	Caribbean, Cuba, Europe Africa, Alaska, Asia, Australia & New Zealand, Caribbean, Cuba, Europe, South America
Seven Seas Voyager	2003	Africa, Australia & New Zealand, Caribbean, Cuba, Europe, South America
Seven Seas Mariner	2001	Africa, Alaska, Asia, Australia & New Zealand, Caribbean, Cuba, Europe, South America, South Pacific, U.S. West Coast
Seven Seas Navigator	1999	Africa, Asia, Australia & New Zealand, Bermuda, Caribbean, Cuba, Europe, South America, South Pacific, U.S. West Coast

(1)	The table above does not include an additional 9 ships on order.
(2) (3)	Norwegian Encore is scheduled for delivery in the fall of 2019. Seven Seas Splendor is scheduled for delivery in the winter of 2020.

Our Competitive Strengths

We believe that the following business strengths will enable us to execute our strategy:

Rich Stateroom Mix

The Norwegian, Oceania Cruises and Regent fleets offer an attractive mix of staterooms, suites and villas. Norwegian’s accommodations include the groundbreaking Studio staterooms designed for solo travelers centered around the Studio Lounge, a private lounge area solely for Studio guests, as well as ocean views, balconies, and connecting accommodations to meet the needs of all types of cruisers. Norwegian’s suites range from two-bedroom family suites to penthouses and owner suites, as well as three bedroom Garden Villas measuring up to 6,694 square feet. In addition, nine of Norwegian’s ships offer The Haven, a key-card access enclave on the upper decks with luxurious suite accommodations, exclusive amenities, and 24/7 butler and concierge service. The Haven suites surround a private courtyard with pool, hot tubs, sundeck, fitness center and steam rooms. Onboard Norwegian Epic, the Breakaway Class Ships and the Breakaway Plus Class Ships, The Haven also includes a private lounge and fine dining restaurant.

The spacious and elegant accommodations on Oceania Cruises’ six award-winning ships, the 684-Berth Regatta, Insignia, Sirena and Nautica, and the 1,250-Berth Marina and Riviera, range from 143-square foot inside staterooms to opulent 2,030-square foot owner suites. The Regent fleet is comprised of four ships — Seven Seas Voyager, Seven Seas Mariner and Seven Seas Explorer feature all-suite, all-balcony accommodations and a majority of the accommodations on Seven Seas Navigator include balconies.

High-Quality Service

The Norwegian, Oceania Cruises and Regent brands all offer a high level of onboard service. We collaborate amongst the brands to provide an enhanced guest experience across all brands. Norwegian offers guests the freedom and flexibility to design their ideal cruise vacation on their schedule with no set dining times, a variety of entertainment options and no formal dress codes. Oceania Cruises and Regent are known for their quality of service, including some of the highest crew-to-guest ratios in the industry and a staff trained to deliver personalized and attentive service.

Diverse Selection of Premium Itineraries

We have expanded our already broad range of premium itineraries. Our fleet has a worldwide deployment, offering a few days to 180-day itineraries, including destinations in Scandinavia, Russia, the Mediterranean, the Greek Isles, Alaska, Canada and New England, Asia, Tahiti and the South Pacific, Australia and New Zealand, Africa, India, South America, the Panama Canal, and the Caribbean. We introduced a new destination, Harvest Caye, in November 2016. This destination in Southern Belize features Belize’s only cruise ship pier, expansive seven-acre white sand beach, 15,000 sq. ft. pool with swim up bar, multiple dining options and a nature center with wildlife experiences plus adventure tours.

Strong Cash Flow

We believe our business model will generate a significant amount of cash flow with high revenue visibility. All three of our brands afford the ability to pre-sell tickets, receive customer deposits and sell onboard activities in advance with long lead times ahead of sailing. In terms of newbuild capital expenditures, the cash flow impact is mitigated as we have obtained export credit financing for the ships which is expected to fund approximately 80% of the contract price of each ship expected to be delivered through 2027, subject to certain conditions.

Highly Experienced Management Team

Our senior management team is comprised of executives with extensive experience in the cruise, travel, leisure and hospitality-related industries. See “Executive Officers” below.

Our Business Strategies

Driving Demand

We seek to attract vacationers to our products and services in several ways, including:

•	delivering an enhanced, value-added vacation experience to our guests relative to other vacation alternatives;

•	creating diverse and unique itineraries in new and existing markets for our current and upcoming ships;

•	utilizing effective marketing and sales initiatives with a market-to-fill strategy; and

•	expanding internationally.

Our value-added-vacation product, itinerary diversification, marketing and sales initiatives and international expansion strategies contribute to driving increased revenues for our fleet.  Our market-to-fill strategy maintains pricing integrity by offering both the best price early in the booking cycle and value-added promotions when necessary to mitigate the need to compromise on price.

Diversification of deployment is achieved by our destination management team which reviews deployments across the fleet, either repositioning ships to new destinations or fine-tuning itineraries, with the goal of creating product scarcity which, in turn, leads to higher pricing.

We also seek to increase demand through effective marketing campaigns across various channels such as branding campaigns on nationwide television, robust and varied digital campaigns or targeted mail campaigns aimed at supporting seasonal deployments. Our sales forces are also drivers of demand, particularly in terms of educating travel agents on our products and services in order to better sell to potential vacationers.

Lastly, our international expansion efforts are aimed at increasing brand awareness across the globe which allows us to diversify our guest sourcing.  We maintain numerous sales offices which support sales and marketing efforts in various markets outside of North America including the United Kingdom, Europe, China, Australia, New Zealand, Brazil, India, Japan and Singapore.

Leveraging Scale to Suppress Costs

We continue to leverage the combined purchasing power of our three brands to reduce costs throughout the organization.  This initiative is bolstered by our Supply Chain and Logistics Management function which supports our three brands as well as our corporate and international offices.

Enhanced Product Offerings and Guest Experience

Norwegian’s ships offer up to 28 dining options, a diverse range of accommodations and what we believe is the widest array of entertainment at sea. Oceania Cruises’ award-winning onboard dining, with multiple open seating dining venues, is a central highlight of its cruise experience. Regent’s all-inclusive offering includes air transportation, shore excursions, pre-cruise hotel stays (for concierge level and above), specialty restaurants, premium spirits and fine wines, gratuities, wi-fi and other amenities.

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

Promotional Strategy. With our Norwegian brand, we utilize a more inclusive product offering on certain sailings and in certain cabin selections which provides guests a choice of multiple amenities.

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

Measured Fleet Expansion

We have Norwegian Encore on order for delivery in the fall of 2019. This ship will be the largest in our fleet, reaching approximately 168,000 Gross Tons. With approximately 4,000 Berths, she will be similar in design to Norwegian Bliss, which was delivered in April 2018, and will include additional innovative features. Project Leonardo consists of six ships on order for the Norwegian brand with expected delivery dates through 2027, subject to certain conditions. Each of the six Project Leonardo ships are approximately 140,000 Gross Tons and 3,300 Berths. For the Regent brand, we have orders for two Explorer Class Ships, Seven Seas Splendor and an additional ship, to be delivered in 2020 and 2023, respectively. Each of the Explorer Class Ships will be approximately 55,000 Gross Tons and 750 Berths. For the Oceania Cruises brand, we have orders for two Allura Class Ships to be delivered in 2022 and 2025. Each of the Allura Class Ships will be approximately 67,000 Gross Tons and 1,200 Berths.

We believe these new ships will allow us to continue expanding the reach of our brands, positioning us for accelerated growth and providing an optimized return on invested capital. We have obtained export credit financing which is expected to fund approximately 80% of the contract price of each ship expected to be delivered through 2027, subject to certain conditions.

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

Retail/Travel Agent. The retail/travel agent channel represents the majority of our ticket sales. Our travel partner base is comprised of an extensive network of approximately 23,000 independent travel agencies including brick and mortar, internet-based and home-based operators located in North America, South America, Europe, Africa, Asia and Australia. We have made substantial investments with improvements in booking technologies, transparent pricing strategies, effective marketing tools, improved communication and cooperative marketing initiatives. We have expanded sales teams who work closely with our travel agency partners on maximizing their marketing and sales effectiveness across all three of our brands. Our focused account management is designed to create solutions catered to the individual retailer through product and sales training. This education creates a deeper understanding of all our offerings.

International.  The international channel represents an underpenetrated channel of distribution and one that we have increased focus on since 2015.  Focus on this market accomplishes the dual objective of allowing us to grow our yields and capacity faster than if we only focused on the North American market while also allowing us to diversify our risk.  As part of this focus, we have undertaken a three-pronged strategy of:

•	expanding the management, sales and marketing teams that oversee this area,
•	broadening our travel agency distribution to multiple partners in each region, and
•	expanding the geographic reach of our product by deploying our ships in areas that appeal to international guests and by personalizing our product for their tastes.

As part of this strategy, we have opened offices in Sydney, Shanghai, Beijing, Hong Kong, Mumbai, Tokyo, Auckland and Singapore and expanded or renovated our existing offices in Southampton, Sao Paulo and Wiesbaden.

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

Itineraries

We offer cruise itineraries ranging from a few days to 180-days calling on worldwide locations, including destinations in Scandinavia, Russia, the Mediterranean, the Greek Isles, Alaska, Canada and New England, Asia, Tahiti and the South Pacific, Australia and New Zealand, Africa, India, South America, the Panama Canal and the Caribbean, including the Republic of Cuba. We have developed, and are continuing to develop, innovative itineraries to position our ships in new and niche markets as well as in the mainstream markets throughout the world.

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

Onboard and Other Revenue

All three brands generate onboard and other revenue for additional products and services which are not included in the cruise fare, including casino operations, certain food and beverage, gift shop purchases, spa services, photo services and other similar items. Food and beverage, casino operations and shore excursions are generally managed directly by us while retail shops, spa services, art auctions and internet services may be managed through contracts with third-party concessionaires. These contracts generally entitle us to a fixed percentage for the gross sales derived from these concessions. Norwegian’s ticket prices typically include cruise accommodations, meals in certain dining facilities and many onboard activities such as entertainment, pool-side activities, some internet services and various sports programs. Norwegian generates additional revenue on our ships from casino operations, food and beverage, shore excursions, gift shop purchases, spa services, photo services and other similar items. To maximize onboard revenue, Norwegian uses various cross-marketing and promotional tools which are supported by point-of-sale systems permitting “cashless” transactions for the sale of these products and services. Oceania Cruises’ offerings may include air transportation and certain other amenities. Regent’s offerings typically include air transportation, unlimited shore excursions, a pre-cruise hotel night stay (for concierge level and above), premium wines and top shelf liquors, specialty restaurants, Wi-Fi and gratuities. Both Regent and Oceania Cruises generate additional revenue from casino operations, gift shop purchases, premium shore excursions and spa services.

Onboard and other revenue accounted for 30%, 31% and 30% of our consolidated revenue in 2018, 2017 and 2016, respectively.

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

Competition

Our primary competition includes operators such as Carnival Corporation and Carnival plc, which owns and operates Carnival Cruise Line, Holland America Line, Princess Cruises and Seabourn Cruise Line, among others, and Royal Caribbean Cruises Ltd., which owns and operates Royal Caribbean International, Celebrity Cruises, Azamara Club Cruises, and Silversea Cruises among others, as well as other cruise lines such as MSC Cruises, Crystal Cruises, and Viking Ocean Cruises. In addition, we compete with land-based vacation alternatives, such as hotels and resorts, vacation ownership properties, casinos, and tourist destinations throughout the world.

Sales of cruises and onboard offerings are subject to consumer discretionary spending levels and may be influenced by geopolitical events and economic conditions.

Marketing Strategy

Our marketing teams work to enhance brand awareness and consideration of our products and services among consumers and travel partners with the ultimate goal of driving sales. We utilize a multi-channel strategy that may include a combination of print, television, radio, website/e-commerce, direct mail, social media, mobile and e-mail campaigns, partnerships, customer loyalty initiatives, market research, and business-to-business events.

Building customer loyalty among our past guests is an important element of our marketing strategy. We believe that attending to the needs and motivations of our past guests creates a cost-effective means of attracting business, particularly to our new ships and itineraries, because past guests are familiar with our brands, products and services and often return to cruise with us. We have shared customer databases across our brands to further enhance our communications with our past guests who receive newsletters and mailings with informative destination and product information and promotional amenities. Continued investments in our websites is also key not only to driving interest and bookings, but also to ensuring the optimal pre-cruise planning experience offering guests the ability to shop, reserve and purchase a breadth of onboard products and services. We have a strong communications stream that provides customized pre-cruise information to help guests maximize their cruise experience as well as a series of communications to welcome them home and ultimately engage them in booking another cruise.

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

Ship Operations and Cruise Infrastructure

Ship Maintenance and Logistics

Sophisticated and efficient maintenance and operations systems support the technical superiority and modern look of our fleet. In addition to routine repairs and maintenance performed on an ongoing basis and in accordance with applicable requirements, each of our ships is generally taken out of service, approximately every 24 to 60 months, for a period of one or more weeks for scheduled maintenance work, repairs and improvements performed in Dry-dock. Dry-dock interval is a statutory requirement controlled under IMO requirements reflected in chapters of the International Convention of the Safety of Life at Seas (“SOLAS”) and to some extent the International Load Lines Convention. Under these regulations, it is required that a passenger ship Dry-dock once in five years (depending on age of vessel), twice in 5 years (depending on flag state and age of vessel) and the maximum interval between each Dry-dock cannot exceed 3 years (depending age of vessel and flag state). However, most of our international ships qualify under a special exemption provided by the Bahamas and/or Marshall Islands (flag state), as applicable, after meeting certain criteria set forth by the ship’s flag state to Dry-dock once every 5 years. To the extent practical, each ship’s crew, catering and hotel staff remain with the ship during the Dry-dock period and assist in performing repair and maintenance work. Accordingly, Dry-dock work is typically performed during non-peak demand periods to minimize the adverse effect on revenue that results from ships being out of service. Dry-docks are typically scheduled in spring or autumn and depend on shipyard availability. We take this opportunity to upgrade the vessels in all areas of both guest-facing services and innovative compliance technology.

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

Our captains are experienced seafarers. We further ensure that our captains and watch standing officers regularly undergo rigorous training on navigation and bridge operations. To assist our captains and officers while at sea, we have extensive navigation protocols in place. Our bridge operations are based on robust navigational procedures and risk analysis. Our bridge teams follow pre-set voyage plans which are thoroughly reviewed and discussed by the captain and bridge team prior to port departures and arrivals. In addition, all of our ships employ the latest state-of-the-art navigational equipment and technology to ensure that our bridge teams have the most accurate data regarding the planned itinerary.

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

In addition to the insurance coverage on the hull and machinery of our ships, we seek to maintain comprehensive insurance coverage and believe that our current coverage is at appropriate levels to protect against most of the accident-related risks involved in the conduct of our business. The insurance we carry includes:

•	Protection and indemnity insurance (coverage for passenger, crew and third-party liabilities), including insurance against risk of pollution liabilities;

•	War risk insurance, including terrorist risk insurance. The terms of our war risk policies include provisions where underwriters can give seven days’ notice to the insured that the policies will be cancelled in the event of a change of risk which is typical for policies in the marine industry. Upon any proposed cancellation the insurer shall, before expiry of the seven day period, submit new terms; and

•	Insurance for our shoreside property, cybersecurity and general liability risks.

Our insurance coverage, including those noted above, is subject to certain limitations, exclusions and deductible levels.

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

Regulatory Issues

Registration of Our Ships

Eighteen of the ships that we currently operate are registered in the Bahamas. One of our ships, Pride of America, is a U.S.-flagged ship. Seven of our ships are registered in the Marshall Islands. Our ships registered in the Bahamas and the Marshall Islands are inspected at least annually pursuant to Bahamian and Marshall Islands requirements and are subject to International laws and regulations and to various U.S. federal regulatory agencies, including, but not limited to, the U.S. Public Health Service and the U.S. Coast Guard. Our U.S.-registered ship is subject to laws and regulations of the U.S. federal government, including, but not limited to, the Food and Drug Administration (“FDA”), the U.S. Coast Guard and U.S. Department of Labor. The international, national, state and local laws, regulations, treaties and other legal requirements applicable to our operations change regularly, depending on the itineraries of our ships and the ports and countries visited.

Our ships are subject to inspection by the port regulatory authorities in the various countries that they visit. Such inspections include verification of compliance with the maritime safety, security, environmental, customs, immigration, health and labor regulations applicable to each port as well as with international requirements.

Environmental Protection

Our ships are subject to various international, national, state and local laws and regulations relating to environmental protection, including those that govern air emissions, waste discharge, waste water management and disposal, and use and disposal of hazardous substances such as chemicals, solvents and paints. Under such laws and regulations, we are prohibited from discharging certain materials, such as petrochemicals and plastics, into waterways, and we must adhere to various water and air quality-related requirements.

With regard to air quality requirements, the International Maritime Organization’s (“IMO”) convention entitled Prevention of Pollution from Ships (“MARPOL”) has set a global limit on fuel sulfur content of 0.5% (reduced from the current 3.5% global limit) beginning January 2020. Various compliance methods, such as the use of alternative fuels, or exhaust gas cleaning systems that reduce an equivalent amount of sulfur emissions, may be utilized.

MARPOL also requires stricter limitations on sulfur emissions within designated Emission Control Areas (“ECAs”), which include the Baltic Sea, the North Sea/English Channel, North American waters and the U.S. Caribbean Sea. Ships operating in these waters are required to use fuel with a sulfur content of no more than 0.1% or use approved alternative emission reduction methods. ECAs have also been established to limit emissions of oxides of nitrogen from newly built ships. Additional ECAs may also be established in the future, with areas around Norway, Japan, and the Mediterranean Sea being considered.

Ballast water discharges are governed by the MARPOL Ballast Water Management Convention, which came into force in 2017 (“The Convention”), and which governs the discharge of ballast water from ships. Ballast water, which is seawater held onboard ships and used for stabilization, may contain a variety of marine species. The Convention is designed to regulate the treatment and discharge of ballast water to avoid the transfer of marine species to new, different, or potentially unsuitable environments. Applicable vessels sailing in specific itineraries have also been upgraded with ballast water treatment systems to further prevent the spread of invasive species.

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

In the U.S., the Clean Water Act of 1972, and other laws and regulations, provide the Environmental Protection Agency (“EPA”) and the U.S. Coast Guard with the authority to regulate commercial vessels’ incidental discharges of ballast water, bilge water, gray water, anti-fouling paints and other substances during normal operations while a vessel is in inland waters, within three nautical miles of land, and in designated federally-protected waters. The U.S. National Pollutant Discharge Elimination System (“NPDES”) program, authorized by the Clean Water Act, was established to reduce pollution within U.S. territorial waters. For our affected ships, all of the NPDES requirements are set forth in the EPA’s Vessel General Permit (“VGP”). The VGP establishes effluent limits for 26 specific discharge streams incidental to the normal operation of a vessel. In addition to these discharge- and vessel-specific requirements, the VGP includes requirements for inspections, monitoring, reporting and recordkeeping.

The Act to Prevent Pollution from Ships, which implements certain elements of MARPOL in the U.S., provides for potentially severe civil and criminal penalties related to ship-generated pollution for incidents in U.S. waters within three nautical miles of land and, in some cases, within the 200-nautical mile Exclusive Economic Zone (“EEZ”).

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

In addition to the existing legal requirements, we are committed to helping to preserve the environment, because a clean, unspoiled environment is a key element that attracts guests to our ships. Furthermore, NCL (Bahamas) Ltd. and NCL America LLC are certified under the International Organization for Standardization’s 14001 Standard. This voluntary standard sets requirements for establishment and implementation of a comprehensive environmental management system which we have adopted for our operations. Currently we operate under an Environmental Management System that is incorporated into the Company’s SMS, promoting environmental awareness both through our Sail & Sustain program and annual Stewardship Report.

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

Permits for Glacier Bay, Alaska

In connection with certain Alaska cruise operations, we rely on concession permits from the U.S. National Park Service to operate our ships in Glacier Bay National Park and Preserve. We currently hold a concession permit allowing for 22 calls per summer cruising season through September 30, 2019. Our renewal application for Glacier Bay National Park and Preserve was submitted in 2018. However, there can be no assurance that such permit will be renewed when necessary or that regulations relating to the renewal of such permit will remain unchanged in the future.

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

Financial Requirements

The Federal Maritime Commission (“FMC”) requires evidence of financial responsibility for those offering transportation on passenger ships operating out of U.S. ports to indemnify passengers in the event of non-performance of the transportation. Accordingly, each of our three brands are required to maintain a $30.0 million third-party performance guarantee in respect of liabilities for non-performance of transportation and other obligations to passengers. The guarantee requirements are subject to additional consumer price index-based adjustments. Also, our brands have a legal requirement to maintain a security guarantee based on cruise business originated from the U.K. As of December 31, 2018, approximately British Pound Sterling 30.5 million was in place as a security guarantee. We also are required to establish financial responsibility by other jurisdictions to meet liability in the event of non-performance of our obligations to passengers from those jurisdictions.

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

NCLH is incorporated in Bermuda, a qualified foreign country which grants an equivalent exemption, and NCLH meets the publicly traded test because its ordinary shares were primarily and regularly traded on the Nasdaq Stock Market (the “Nasdaq”) until December 18, 2017, and since December 19, 2017, have been primarily and regularly traded on the New York Stock Exchange (“NYSE”). Both the Nasdaq and the NYSE are considered to be established securities markets in the U.S. Therefore, we believe that NCLH qualifies for the benefits of Section 883.

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

Under certain circumstances, changes in the identity, residence or holdings of NCLH’s direct or indirect shareholders could cause NCLH’s ordinary shares not to be regularly traded on an established securities market within the meaning of the regulations under Section 883. Therefore, as a precautionary matter, NCLH has provided protections in its bye-laws to reduce the risk of such changes impacting our ability to meet the publicly traded test by prohibiting any person from owning, directly, indirectly or constructively, more than 4.9% of NCLH’s ordinary shares unless such ownership is approved by NCLH’s Board of Directors (the “4.9% limit”). Any outstanding shares held in excess of the 4.9% limit will be transferred to and held in a trust.

For U.S. federal income tax purposes, Regent and its non-U.S. subsidiaries are disregarded as entities separate from their immediate foreign parent (PCH) and Oceania Cruises was treated as a corporation until December 31, 2017, and a disregarded entity as of January 1, 2018. For 2018, 2017 and 2016, both Regent and Oceania Cruises relied on NCLH’s ability to meet the requirements necessary to qualify for the benefits of Section 883 as discussed above.

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

If we do not qualify for exemption under Section 883, or if the provision was repealed, then any U.S.-sourced shipping income or any other income that is considered to be effectively connected income would be subject to U.S. federal corporate income taxation on a net basis (generally at a 35% rate, 21% rate effective January 1, 2018) and state and local taxes, and our effectively connected earnings and profits may also be subject to an additional branch profits tax of 30%, unless a lower treaty rate applies (the “Net Tax Regime”). Our U.S. source shipping income is considered effectively connected income if we have, or are considered to have, a fixed place of business in the U.S. involved in the earning of U.S. source shipping income, and substantially all of our U.S. source shipping income is attributable to regularly scheduled transportation, such as the operation of a vessel that follows a published schedule with repeated sailings at regular intervals between the same points for voyages that begin or end in the U.S.

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

U.K. Income Taxation

NCLH and NCLC are tax residents of the U.K. and are subject to normal U.K. corporation tax.

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

In December 2017, the Tax Cuts and Jobs Act (the “Act”) was enacted, and among other provisions, reduced the U.S. federal corporate tax rate from 35% to 21%. Also in December 2017, the SEC staff issued Staff Accounting Bulletin (“SAB”) No. 118, which addresses the recognition of provisional amounts when a company does not have the necessary information available, prepared or analyzed (including computations) in reasonable detail to complete its accounting for the effect of the changes by the Act. The measurement period ends when a company has obtained, prepared and analyzed the information necessary to finalize its accounting, but cannot extend beyond one year. The Company completed the accounting for the tax effects of enactment of the Act. There was no material change to the $7.4 million reduction of the value of net deferred tax liabilities (which represents future tax expenses) recorded in 2017 as a discrete tax benefit resulting from the lower U.S. federal corporate income tax rate under the Act. Other aspects of the Act were either not applicable or did not have a material impact on the Company’s consolidated financial statements.

Employees

As of December 31, 2018, we employed approximately 3,200 employees worldwide in our shoreside operations and approximately 30,000 shipboard employees. Regent and Oceania Cruises’ ships also utilize a third party to provide additional hotel and restaurant employees onboard. We refer you to “Risk Factors—Amendments to the collective bargaining agreements for crew members of our fleet and other employee relation issues may materially adversely affect our financial results” for more information regarding our relationships with union employees and our collective bargaining agreements that are currently in place.

Ports and Facilities

We own a private island in the Bahamas, Great Stirrup Cay, which we utilize as a port-of-call on certain itineraries. We also operate a cruise destination in Belize, Harvest Caye, which we introduced in November 2016. We have agreed to develop, in conjunction with PortMiami, a new terminal, which will be our primary facility at the port. In addition, we have entered into various agreements relating to port or berthing rights for our ships, which include the following:

•	an agreement with the Government of Bermuda whereby we are permitted weekly calls in Bermuda through 2022 from Boston and New York.

•	contracts for the Port of New Orleans, PortMiami, Port Canaveral, Manhattan Cruise Terminal, A.J. Juneau Dock, Ogden Point Cruise Ship Terminal in Victoria, BC, Puerto Costa Maya, Port of Roatan, Puerto Plata, and various Hawaiian ports pursuant to which we receive preferential Berths to the exclusion of other vessels for certain specified days of the week at the terminals.

•	a concession permit with the U.S. National Park Service whereby our ships are permitted to call on Glacier Bay during each summer cruise season through September 30, 2019.

•	an agreement with the British Virgin Islands Port Authority granting priority berthing rights for a 15-year term through April 2032 with options to extend the agreement for two additional five-year terms.

•	an agreement with the West Indian Company Limited granting priority berthing rights in St. Thomas for a 10-year term through September 2026 with an option to extend the agreement for an additional five years.

•	an agreement with the Port of Seattle for a 15-year lease through October 2030 with an option to extend the agreement for an additional five years where we have committed to a capital investment to develop the port for approximately $30 million and the port has committed to reimburse $15 million.

•	an agreement with the Huna Totem Corporation to develop a second pier in Icy Strait Point, Alaska, which includes preferential berthing rights.

Available Information

We file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and other information with the SEC. Our SEC filings are available to the public at the SEC’s website at http://www.sec.gov.

We also maintain an Internet site at http://www.nclhltdinvestor.com. We will, as soon as reasonably practicable after we electronically file or furnish our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and amendments to those reports, if applicable, make available such reports free of charge on our website. Our website and the information contained therein or connected thereto are not incorporated into this annual report on Form 10-K.

Executive Officers

The following table sets forth certain information regarding NCLH’s executive officers as of February 18, 2019.

Name	Age	Position
Frank J. Del Rio	64	Director, President and Chief Executive Officer
Mark A. Kempa	47	Executive Vice President and Chief Financial Officer
Robert Binder	54	Vice Chairman Oceania Cruises and Regent, President and Chief Executive Officer, Oceania Cruises brand
Jason M. Montague	45	President and Chief Executive Officer, Regent brand
Harry Sommer	51	President International
Andrew Stuart	55	President and Chief Executive Officer, Norwegian brand
Daniel S. Farkas	50	Executive Vice President, General Counsel and Assistant Secretary
T. Robin Lindsay	61	Executive Vice President, Vessel Operations
Faye L. Ashby	47	Senior Vice President and Chief Accounting Officer

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

Mark A. Kempa has served as Executive Vice President and Chief Financial Officer since August 2018. Prior to that, he served as Interim Chief Financial Officer from March 2018 to August 2018 and as NCLH’s Senior Vice President, Finance, from November 2014 to August 2018. From September 2008 to November 2014, he served as Vice President, Corporate and Capital Planning, and was an instrumental figure in the completion of NCLH’s IPO in 2013. From January 2007 to August 2008, he served as Director, Corporate and Capital Planning. From January 2003 to December 2006, he served as Director, Newbuild Cost and Control. In this role, he spent almost three years representing the financial interests of the Company’s expansive newbuild program while positioned overseas in Germany. From May 1998 to December 2002, he served in various roles in accounting and internal audit. Prior to joining the Company, Mr. Kempa served as the Assistant Controller for International Voyager Media, a travel portfolio company. Mr. Kempa holds a Bachelor’s degree in Accounting from Barry University.

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

Jason M. Montague has served as President and Chief Executive Officer of the Regent brand since September 2016. In this role, he is responsible for financial and day-to-day operations of the Regent brand. Previously, he served as President and Chief Operating Officer for the Oceania Cruises and Regent brands from December 2014 until September 2016, where he successfully oversaw the launch of Sirena for the Oceania Cruises brand and the Seven Seas Explorer for the Regent brand. Prior to that, he served as Executive Vice President and Chief Integration Officer for NCLH during the Acquisition of Prestige. Before the acquisition by NCLH, he served as Chief Financial Officer and Executive Vice President for Prestige, from September 2010 until November 2014. During his 12-year tenure at Prestige, Mr. Montague helped build the business plan for the launch of Oceania Cruises in 2002, including oversight for the purchase of its initial three R-class vessels, was involved with the equity investment by Apollo Global Management, LLC and acquisition of Regent Seven Seas Cruises, and drove financing and delivery of Oceania Cruises’ newbuilds, Marina and Riviera. Mr. Montague served as Oceania Cruises’ Vice President and Treasurer from 2004 to 2007 and Senior Vice President of Finance from 2008 to 2010. Prior to joining Oceania Cruises, Mr. Montague operated a successful consulting practice focused on strategic planning and development of small to medium-sized companies. Previously, he held the position of Vice President, Finance for Alton Entertainment Corporation, a brand equity marketer that was majority owned by the Interpublic Group of Companies. Mr. Montague holds a B.B.A. in Accounting from the University of Miami.

Harry Sommer has served as President, International, since January 2019. Prior to that, he served as Executive Vice President, International Business Development from May 2015 to January 2019. From February 2015 until May 2015, he served as Executive Vice President and Chief Integration Officer for NCLH. Mr. Sommer previously served as Senior Vice President and Chief Marketing Officer of Prestige from October 2013 until February 2015, Senior Vice President, Finance, and Chief Information Officer of Prestige from September 2011 until October 2013 and Senior Vice President, Accounting, Chief Accounting Officer and Controller of Prestige from August 2009 until August 2011. Prior to joining Prestige, Mr. Sommer was the co-founder and President of Luxury Cruise Center, a high-end travel agency and prior to that, held various marketing and finance roles at Renaissance Cruises. Mr. Sommer holds an M.B.A. from Pace University and a B.B.A. from Baruch College.

Andrew Stuart has served as the President and Chief Executive Officer for the Norwegian brand since September 2016 and as President and Chief Operating Officer for the Norwegian brand from March 2015 until September 2016. He was previously Executive Vice President, Global Sales and Passenger Services from November 2008 until March 2015. From April 2008 through September 2008, he held the position of Executive Vice President and Chief Product Officer. From September 2003 through March 2008, he served as Executive Vice President of Marketing, Sales and Passenger Services. Prior to that, he was the Company’s Senior Vice President of Passenger Services as well as Vice President of Sales Planning. He joined the Company in August 1988 in our London office holding various Sales and Marketing positions before relocating to our headquarters in Miami. Mr. Stuart earned a B.S. in Catering Administration from Bournemouth University, United Kingdom.

Daniel S. Farkas has served as Executive Vice President and General Counsel of NCLH since January 2019. He has also served as Assistant Secretary of the Company since 2013. Since Mr. Farkas joined the Company in January 2004, he has held the positions of Secretary from 2010 to 2013, Senior Vice President and General Counsel from 2008 through 2018, Vice President and Assistant General Counsel from 2005 to 2008, and Assistant General Counsel from 2004 to 2005 and was instrumental in the Company’s IPO and the Acquisition of Prestige. Mr. Farkas was formerly a partner in the Miami offices of the law firm Mase and Gassenheimer specializing in maritime litigation. Before that he was an Assistant State Attorney for the Eleventh Judicial Circuit in and for Miami-Dade County, Florida. Mr. Farkas currently serves as Chairman of the board of directors of the Cruise Industry Charitable Foundation and on the board of directors of the Steamship Mutual Underwriting Association Limited. Mr. Farkas earned a B.A., cum laude, in English and American Literature from Brandeis University and a J.D. from the University of Miami.

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

Item 1A. Risk Factors

In addition to the other information contained in this annual report, you should carefully consider the following risk factors in evaluating us and our business. If any of the risks discussed in this annual report actually occur, our business, financial condition and results of operations could be materially adversely affected. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition and results of operations. The ordering of the risk factors set forth below is not intended to reflect an indication of priority or likelihood. In connection with the forward-looking statements that appear in this annual report, you should also carefully review the cautionary statement referred to under “Cautionary Statement Concerning Forward–Looking Statements.”

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

The operation of cruise ships carries an inherent risk of loss caused by adverse weather conditions and maritime disasters, including, but not limited to, oil spills and other environmental mishaps, extreme weather conditions such as hurricanes, floods and typhoons, fire, mechanical failure, collisions, human error, war, terrorism, piracy, political action, civil unrest and insurrection in various countries and other circumstances or events. Any such event may result in loss of life or property, loss of revenue or increased costs. The operation of cruise ships also involves the risk of other incidents at sea or while in port, including missing guests, inappropriate crew or passenger behavior and onboard crimes, which may bring into question passenger safety, may adversely affect future industry performance and may lead to litigation against us. Although we place passenger safety as the highest priority in the design and operation of our fleet, we have experienced accidents and other incidents involving our cruise ships and there can be no assurance that similar events will not occur in the future. It is possible that we could be forced to cancel a cruise or a series of cruises due to these factors or incur increased port-related and other costs resulting from such adverse events. Any such event involving our cruise ships or other passenger cruise ships may adversely affect guests’ perceptions of safety or result in increased governmental or other regulatory oversight. An adverse judgment or settlement in respect of any of the ongoing claims against us may also lead to negative publicity about us. The expanded use of social media has increased the speed that negative publicity spreads and makes it more difficult to mitigate reputational damage. Anything that damages our reputation (whether or not justified), including adverse publicity about passenger safety, could have an adverse impact on demand, which could lead to price discounting and a reduction in our sales and could adversely affect our business, financial condition and results of operations. If there is a significant accident, mechanical failure or similar problem involving a ship, we may have to place a ship in an extended Dry-dock period for repairs. This could result in material lost revenue and/or expenditures.

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

The demand for cruises is affected by international, national and local economic conditions. Adverse changes in the perceived or actual economic climate in North America or globally, such as the volatility of fuel prices, higher interest rates, stock and real estate market declines and/or volatility, more restrictive credit markets, higher unemployment or underemployment rates, higher taxes, changes in governmental policies and political developments impacting international trade including continued uncertainty surrounding the United Kingdom’s withdrawal from the European Union, trade disputes and increased tariffs, could reduce the level of discretionary income or consumer confidence in the countries from which we source our guests. Consequently, this may negatively affect demand for cruise vacations in these countries, which are a discretionary purchase. Decreases in demand for cruise vacations could result in price discounting, which, in turn, could reduce the profitability of our business. In addition, these conditions could also impact our suppliers, which could result in disruptions in our suppliers’ services and financial losses for us.

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

We have made significant investments in our information technology systems to optimize booking procedures, enhance the marketing power of our websites and control costs. The integrity and reliability of these systems and networks are crucial to our business operations and disruptions to these systems or networks could impair our operations and have an adverse impact on our financial results and negatively affect our reputation and customer demand. In addition, certain networks are dependent on third-party technologies, systems and service providers for which there is no certainty of uninterrupted availability. Among other things, actual or threatened natural disasters (e.g., hurricanes, earthquakes, tornadoes, fires, floods or similar events), information systems failures, computer viruses, denial of service attacks and other cyber-attacks may cause disruptions to our information technology, telecommunications and other networks. While we have and continue to invest in business continuity, disaster recovery, data restoration plans and data and information technology security, we cannot completely insulate ourselves from disruptions that could result in adverse effects on our operations and financial results. We carry limited business interruption insurance for certain shoreside operations, subject to limitations, exclusions and deductibles.

As part of our ordinary business operations, we and certain of our third-party service providers collect, process, transmit and store a large volume of personally identifiable information, including email addresses, home addresses and financial data such as credit card information. The security of the systems and networks where we and our service providers store this data is a critical element of our business. Despite our implementation of security measures to protect against security breaches, unauthorized access to our data and other cyber-attacks or incidents, our systems and networks are vulnerable to computer viruses, malware, worms, hackers and other security issues, including physical and electronic break-ins, router disruption, sabotage or espionage, disruptions from unauthorized access and tampering (including through social engineering such as phishing attacks), impersonation of authorized users and coordinated denial-of-service attacks. For example, in October 2018, we discovered limited instances of unauthorized access to certain employee e-mail communications, some of which contained proprietary business and personally identifiable information. We have implemented additional safeguards, and we do not believe that we experienced any material losses related to this incident; however, there can be no assurance that this or any other breach or incident will not have a material impact on our operations and financial results in the future. In addition, we may not be in a position to promptly address security breaches, unauthorized access or other cyber-attacks or incidents or to implement adequate preventative measures if we are unable to immediately detect such incidents. Our failure to successfully prevent, mitigate or timely respond to any breach, attack or unauthorized use of our information systems to gain access to sensitive information, corrupt data or create general disturbances in our operations systems could impair our ability to conduct business and damage our reputation.

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

In the event of a data security breach of our systems and/or third-party systems or a cyber-attack or other cyber incident, we may incur costs associated with the following: response, notification, forensics, regulatory investigations, public relations, consultants, credit identity monitoring, credit freezes, fraud alert, credit identity restoration, credit card cancellation, credit card reissuance or replacement, data restoration, regulatory fines and penalties, vendor fines and penalties, legal fees, damages and settlements. In addition, data security breaches, a cyber-attack or other cyber incident may cause business interruption, information technology disruption, disruptions as a result of regulatory investigation or litigation, digital asset loss related to corrupted or destroyed data, loss of company assets, damage to our reputation, damages to intangible property and other intangible damages, such as loss of consumer confidence, all of which could impair our operations and have an adverse impact on our financial results.

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

We have operations in and source passengers from the U.K. and other member countries of the European Union. On June 23, 2016, voters in the U.K. approved an advisory referendum to withdraw from the European Union. Negotiations on the terms of the U.K.’s future relationship with the European Union are ongoing, with the U.K. due to exit the European Union on March 29, 2019. While negotiations are continuing, there remains considerable uncertainty around the withdrawal. Current discussions between the U.K. and the European Union may result in any number of outcomes including an extension or delay of the U.K.’s withdrawal from the European Union. The consequences for the economies of the U.K. and other European Union member states as a result of the U.K.’s withdrawal from the European Union are unknown and unpredictable, which could make it more difficult to source passengers from these regions. The proposed withdrawal could also potentially adversely affect tax, legal and regulatory regimes to which our business in the region is subject and disrupt the free movement of goods, services and people between the U.K. and the European Union. These events could have a material adverse effect on our business, financial condition and results of operations.

Changes in fuel prices and/or other cruise operating costs would impact the cost of our cruise ship operations and our hedging strategies may not protect us from increased costs related to fuel prices.

Fuel expense is a significant cost for our Company. Future increases in the cost of fuel globally or regulatory requirements which require us to use more expensive types of fuel would increase the cost of our cruise ship operations. For example, the IMO’s convention entitled Prevention of Pollution from Ships (MARPOL) has set a global limit on fuel sulfur content of 0.5% (reduced from the current 3.5% global limit) beginning January 2020. Various compliance methods, such as the use of low-sulfur fuels or exhaust gas cleaning systems that reduce an equivalent amount of sulfur emissions, may be utilized. We have elected to install exhaust gas cleaning systems on some ships in our fleet, which will allow us to continue to use high-sulfur fuel on those ships. However, if exhaust gas cleaning systems are not widely used in the industry, low demand for high-sulfur fuel may increase the price for such fuel. Other ships in our fleet that do not have exhaust gas cleaning systems will be required to use low-sulfur fuels. Low-sulfur fuels may be costly due to increased demand and scarcity if suppliers are not able to produce sufficient quantities. In addition, we could experience increases in other cruise operating costs due to market forces and economic or political instability resulting from increases or volatility in fuel expense. Despite any fuel hedges we are currently a party to, or may enter into in the future, increases in fuel prices or other cruise operating costs could have a material adverse effect on our business, financial condition and results of operations if we are unable to recover these increased costs through price increases charged to our guests. Our hedging program may not be successful in mitigating higher fuel costs, and any price protection provided may be limited due to market conditions, including choice of hedging instruments, breakdown of correlation between hedging instrument and market price of fuel and failure of hedge counterparties. To the extent that we use hedge contracts that have the potential to create an obligation to pay upon settlement if fuel prices decline significantly, such hedge contracts may limit our ability to benefit fully from lower fuel costs in the future. There can be no assurance that our hedging arrangements will be cost-effective, will provide any particular level of protection against rises in fuel prices or that our counterparties will be able to perform under our hedging arrangements. Additionally, deterioration in our financial condition could negatively affect our ability to enter into new hedge contracts in the future.

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

We believe there remains significant opportunity to expand our passenger sourcing into major markets, such as Europe and Australia, as well as into emerging markets and to expand our itineraries in new markets, as we did with Cuba, and we are in the process of such expansion efforts. Expansion into new markets requires significant levels of investment and attention from management. There can be no assurance that these markets will develop as anticipated or that we will have success in these markets, and if we do not, we may be unable to recover our investment spent to expand our business into these markets and may forgo opportunities in more lucrative markets, which could adversely impact our business, financial condition and results of operations.

Overcapacity in key markets or globally could adversely affect our operating results.

We continue to expand our fleet through our newbuild program and expect to add 11 additional ships to our fleet through 2027. Our competitors have also announced similar expansions to their fleets. These increases in capacity in the cruise industry globally and potential overcapacity in certain key markets may cause us to lower pricing, which would reduce profitability and adversely affect our results of operations. Additionally, older ships in our fleet may not be as competitive as new ships enter the market and we may not be able to sell such older ships at optimal prices.

Unavailability of ports of call may materially adversely affect our business, financial condition and results of operations.

We believe that attractive port destinations are a major reason why guests choose to go on a particular cruise or on a cruise vacation. The availability of ports, including the specific port facility at which our guests will embark and disembark, is affected by a number of factors, including, but not limited to, existing capacity constraints, security, safety and environmental concerns, adverse weather conditions and natural disasters such as hurricanes, floods, typhoons and earthquakes, financial limitations on port development, political instability, exclusivity arrangements that ports may have with our competitors, local governmental regulations and fees, local community concerns about port development and other adverse impacts on their communities from additional tourists and sanctions programs implemented by the Office of Foreign Assets Control of the United States Treasury Department or other regulatory bodies. For example, we had to temporarily change certain itineraries in the Caribbean due to damage some ports sustained during an active hurricane season in 2017. There can be no assurance that our ports of call will not be similarly affected in the future. We garner a pricing premium from our itineraries to Cuba as opposed to other Caribbean itineraries. If there is a change in the diplomatic relationship between the U.S. and Cuba, or either government issued sanctions or regulations that affect travel to Cuba, it is possible that we will no longer include Cuba in our itineraries. Any limitations on the availability of ports of call, including Cuba, or on the availability of shore excursions and other service providers at such ports could adversely affect our business, financial condition and results of operations.

Our inability to obtain adequate insurance coverage may adversely affect our business, financial condition and results of operations.

There can be no assurance that our risks are fully insured against or that any particular claim will be fully paid by our insurance. Such losses, to the extent they are not adequately covered by contractual remedies or insurance, could affect our financial results. In addition, we have been and continue to be subject to calls, or premiums, in amounts based not only on our own claim records, but also the claim records of all other members of the protection and indemnity associations through which we receive indemnity coverage for tort liability. Our payment of these calls and increased premiums could result in significant expenses to us. If we, or other members of our protection and indemnity associations, were to sustain significant losses in the future, our ability to obtain insurance coverage at commercially reasonable rates or at all could be materially adversely affected. For example, in the past our protection and indemnity associations have increased certain deductibles and determined not to cover certain categories of claims. Moreover, irrespective of the occurrence of such events, there can still be no assurance that we will be able to obtain adequate insurance coverage at commercially reasonable rates or at all.

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

Our indebtedness, and the agreements governing our indebtedness, may limit our flexibility in operating our business and a significant portion of our assets, including many of our ships, are collateral under our debt agreements.

A substantial portion of our cash flow from operations is dedicated to the repayment of our indebtedness, which may limit our available funds for other business functions and strategic opportunities and may make us more vulnerable to downturns in our business, the economy and the industry in which we operate. We may not be able to generate sufficient cash to service our indebtedness, and may be forced to take other actions to satisfy our obligations under our indebtedness, including refinancing our indebtedness, which may not be successful. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations.

In addition, the agreements governing our indebtedness contain, and any instruments governing future indebtedness of ours may contain, covenants that impose significant operating and financial restrictions on us, including restrictions or prohibitions on our ability to, among other things: incur or guarantee additional debt or issue certain preference shares; pay dividends on or make distributions in respect of our share capital or make other restricted payments, including the ability of NCLH’s subsidiaries, including NCLC, to pay dividends or make distributions to NCLH; repurchase or redeem capital stock or subordinated indebtedness; make certain investments or acquisitions; transfer, sell or create liens on certain assets; and consolidate or merge with, or sell or otherwise dispose of all or substantially all of our assets to other companies. As a result of these covenants, we are limited in the manner in which we conduct our business, and we may be unable to engage in favorable business activities or finance future operations or capital needs.

Our existing debt agreements also require us, and any instruments governing future indebtedness of ours may require us, to maintain minimum level of liquidity, as well as limit our net funded debt-to-capital ratio and maintain certain other financial ratios. Our ability to meet those financial ratios can be affected by events beyond our control, and there can be no assurance that we will meet those ratios. A failure to comply with the covenants contained in our debt agreements could result in an event of default under such agreements, which, if not cured or waived, could have a material adverse effect on our business, financial condition and results of operations. In the event of any default under our debt agreements, the holders of our indebtedness thereunder:

•	could elect to declare all indebtedness outstanding, together with accrued and unpaid interest and fees, to be due and payable and terminate all commitments to extend further credit, if applicable; and/or

•	could require us to apply all of our available cash to repay such indebtedness.

Such actions by the holders of our indebtedness could cause cross defaults under our other indebtedness, and there is no assurance that we would have sufficient current assets to repay such indebtedness in full. If we were unable to repay those amounts, the holders of our secured indebtedness could proceed against the collateral granted to them to secure that indebtedness, which includes a significant portion of our assets including many of our ships. Any such action would have an adverse impact on our business, financial condition and results of operations.

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

Certain of our debt agreements use LIBOR as a reference rate for interest rate calculations. In July 2017, the U.K.’s Financial Conduct Authority, which regulates LIBOR, announced that it intends to phase out LIBOR by the end of 2021. The U.S. Federal Reserve has begun publishing a Secured Overnight Funding Rate, which is intended to replace U.S. dollar LIBOR. Plans for alternative reference rates for other currencies have also been announced. At this time, we cannot predict how markets will respond to these proposed alternative rates or the effect of any changes to LIBOR or the discontinuation of LIBOR. If LIBOR is no longer available or if our lenders have increased costs due to changes in LIBOR, we may experience potential increases in interest rates on our variable rate debt, which could adversely impact our results of operations.

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

The new construction, refurbishment, repair and maintenance of our ships are complex processes and involve risks similar to those encountered in other large and sophisticated equipment construction, refurbishment and repair projects. Our ships are subject to the risk of mechanical failure or accident, which we have occasionally experienced and have had to repair. For example, in the past we have had to delay or cancel cruises due to mechanical issues on our ships. There can be no assurance that we will not experience similar events in the future. If there is a mechanical failure or accident in the future, we may be unable to procure spare parts when needed or make repairs without incurring material expense or suspension of service, especially if a problem affects certain specialized maritime equipment, such as the radar, a pod propulsion unit, the electrical/power management system, the steering gear or the gyro system.

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

Currently, we are a party to eight collective bargaining agreements. Four of these agreements are in effect through 2020, two through 2021 and two through 2027. Any future amendments to such collective bargaining agreements or inability to satisfactorily renegotiate such agreements may increase our labor costs and have a negative impact on our financial condition. In addition, although our collective bargaining agreements have a no-strike provision, they may not prevent a disruption in work on our ships in the future. Any such disruptions in work could have a material adverse effect on our financial results.

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

The various tax regimes to which we are currently subject result in a relatively low effective tax rate on our worldwide income. These tax regimes, however, are subject to change, possibly with retroactive effect. For example, legislation has been proposed in the past that would eliminate the benefits of the exemption from U.S. federal income tax under Section 883 and subject all or a portion of our shipping income to taxation in the U.S. Moreover, we may become subject to new tax regimes and may be unable to take advantage of favorable tax provisions afforded by current or future law, including exemption of branch profits and dividend withholding taxes under the U.S. – U.K. Income Tax Treaty on income derived in respect of our U.S.–flagged operation.

We are subject to complex laws and regulations, including environmental laws and regulations, which could adversely affect our operations and any changes in the current laws and regulations could lead to increased costs or decreased revenue.

Increasingly stringent and complex international, federal, state, and local laws and regulations addressing environmental protection and health and safety of workers could affect our operations. The IMO, a United Nations agency with responsibility for the safety and security of shipping and the prevention of marine pollution by ships, the Council of the European Union, individual countries, the United States, and individual states have implemented and are considering, new laws and rules to manage cruise ship operations. Many aspects of the cruise industry are subject to international treaties such as SOLAS, an international safety regulation, MARPOL, IMO’s requirements governing environmental protection, and STCW, an IMO regulation governing ship manning. In the United States, the Environmental Protection Agency and the U.S. Coast Guard both have regulations addressing cruise ship operations.

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

Among the laws impacting cruise ship operations are a 2006 ballot measure approved by Alaskan voters requiring that cruise ships meet Alaska Water Quality Standards (“WQS”). The law was relaxed somewhat in 2013, allowing ship operators to apply for mixing zones in discharge permits, an option that has eased compliance with certain WQS. The International Labor Organization’s Maritime Labor Convention, 2006 went into force on August 20, 2013. This Convention regulates many aspects of maritime crew labor and impacts the worldwide sourcing of new crew members. MARPOL regulations have established special Emission Control Areas (“ECAs”) with stringent limitations on sulfur and nitrogen oxide emissions from fuel burning aboard ships. Ships operating in designated ECAs (which include the Baltic Sea, the North Sea/English Channel, and many of the waters within 200 nautical miles of the U.S. and Canadian coasts including the Hawaiian Islands and waters surrounding Puerto Rico and the U.S. Virgin Islands) are generally expected to meet the new sulfur oxide emissions limits through the use of low-sulfur fuels or installation of exhaust gas cleaning systems.

These issues are, and we believe will continue to be, areas of focus by the relevant authorities throughout the world. This could result in the enactment of more stringent regulation of cruise ships that would subject us to increasing compliance costs in the future. Some environmental groups continue to lobby for more extensive oversight of cruise ships and have generated negative publicity about the cruise industry and its environmental impact. By virtue of our operations in the U.S., the FMC requires us to maintain a third-party performance guarantee on our behalf in respect of liabilities for non-performance of transportation and other obligations to guests. The FMC has proposed rules that would significantly increase the amount of our required guarantees and accordingly our cost of compliance. There can be no assurance that such an increase in the amount of our guarantees, if required, would be available to us. For additional discussion of the FMC’s proposed requirements, we refer you to “Item 1—Business—Regulatory Issues.”

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

NCLH’s bye-laws contain provisions that may delay, defer, prevent or render more difficult a takeover attempt that its shareholders consider to be in their best interests. As a result, these provisions may prevent NCLH’s shareholders from receiving a premium to the market price of NCLH’s shares offered by a bidder in a takeover context. Even in the absence of a takeover attempt, the existence of these provisions may adversely affect the prevailing market price of NCLH’s shares if they are viewed as discouraging takeover attempts in the future. These provisions include:

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

Additionally, NCLH’s bye-laws contain provisions that prevent third parties from acquiring beneficial ownership of more than 4.9% of its outstanding shares without the consent of NCLH’s Board of Directors and provide for the lapse of rights, and sale, of any shares acquired in excess of that limit. The effect of these provisions may preclude third parties from seeking to acquire a controlling interest in NCLH in transactions that shareholders might consider to be in their best interests and may prevent them from receiving a premium above market price for their shares.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

Information about our cruise ships may be found under “Item 1. Business—Our Fleet” and “Item. 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

NCLH’s principal executive offices are located in Miami, Florida where we lease approximately 335,900 square feet of facilities. We also have a lease of approximately 77,500 square feet for Prestige’s former executive offices in Miami, Florida which we have subleased to a third party. We lease approximately (i) 31,200 square feet of office space over 2 locations in Sunrise, Florida for sales; (ii) 19,200 square feet of office space in Southampton, England for sales, marketing, operations, and other administrative activity in the U.K. and Ireland; (iii) 12,200 square feet of office space in Wiesbaden, Germany for sales and marketing in Europe; (iv) 28,000 square feet of office space in Phoenix, Arizona for a call center; (v) 17,600 square feet in Omaha, Nebraska for a call center; and (vi) 46,000 square feet of warehouse space in Tampa, Florida for entertainment theatrical production.

Additionally, we lease a number of international offices throughout Europe, Asia, South America and Australia to administer our brand operations globally. Norwegian owns a private island in the Bahamas, Great Stirrup Cay, which we utilize as a port-of-call on some of our itineraries. We operate a cruise destination in Belize, Harvest Caye.

We believe that our facilities are adequate for our current needs, and that we are capable of obtaining additional facilities as necessary.

Item 3. Legal Proceedings

On September 21, 2018, a purported class-action lawsuit was filed by Marta and Jerry Phillips and others against NCL Corporation Ltd. in the United States District Court for the Southern District of Florida relating to the marketing and sales of our Booksafe Travel Protection Plan. The plaintiffs purport to represent an alleged class of passengers who purchased Booksafe Travel Protection Plans. The complaint alleges that the Company concealed that it received proceeds on the sale of the travel insurance portion of the plan. The complaint seeks an unspecified amount of damages, fees and costs. We believe we have meritorious defenses to the claim and that any liability which may arise as a result of this action will not have a material impact on our consolidated financial statements.

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

Item 4. Mine Safety Disclosures

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Since December 19, 2017, NCLH’s ordinary shares have been listed on the NYSE under the symbol “NCLH.” Prior to December 19, 2017, NCLH’s ordinary shares were listed on the Nasdaq Stock Market LLC (Nasdaq Global Select Market) under the symbol “NCLH.”

Holders

As of February 15, 2019, there were 245 record holders of NCLH’s ordinary shares. Since certain of NCLH’s ordinary shares are held by brokers and other institutions on behalf of shareholders, the foregoing number is not representative of the number of beneficial owners.

Dividends

NCLH does not currently pay dividends to its shareholders. Any determination to pay dividends in the future will be at the discretion of our Board of Directors and will depend upon our results of operations, financial condition, restrictions imposed by applicable law and our financing agreements and other factors that our Board of Directors deems relevant.

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

Share repurchase activity during the three months ended December 31, 2018 was as follows:

Period	Total Number of Shares Purchased as Part of a Publicly Announced Program (in thousands)	Average Price Paid per Share	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program (in thousands)
October 1, 2018 – October 31, 2018	—	$—	$800,000
November 1, 2018 – November 30, 2018	2,354	$49.40	$683,694
December 1, 2018 – December 31, 2018	1,683	$50.50	$598,694
Total for the three months ended December 31, 2018	4,037	$49.86	$598,694

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

The following graph shows a comparison of the cumulative total return for our ordinary shares, the Standard & Poor’s 500 Composite Stock Index and the Dow Jones United States Travel and Leisure index. The Stock Performance Graph assumes that $100 was invested at the closing price of our ordinary shares on the Nasdaq and in each index on the last trading day of fiscal 2013. Past performance is not necessarily an indicator of future results. The stock prices used were as of the close of business on the respective dates.

Item 6. Selected Financial Data

The following selected financial data should be read in conjunction with the consolidated financial statements and notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this annual report.

The consolidated financial statements as of and for the year ended December 31, 2014 include the financial results of Prestige commencing on November 19, 2014, the date the Acquisition of Prestige was consummated.

	As of or for the Year Ended December 31,
(in thousands, except share data, per share data and operating data)	2018	2017	2016	2015	2014
Statement of operations data:
Total revenue	$6,055,126	$5,396,175	$4,874,340	$4,345,048	$3,125,881
Operating income	$1,219,061	$1,048,819	$925,464	$702,486	$502,941
Net income	$954,843	$759,872	$633,085	$427,137	$342,601
Net income attributable to non-controlling interest	$—	$—	$—	$—	$4,249
Net income attributable to Norwegian Cruise Line Holdings Ltd.	$954,843	$759,872	$633,085	$427,137	$338,352
EPS:
Basic	$4.28	$3.33	$2.79	$1.89	$1.64
Diluted	$4.25	$3.31	$2.78	$1.86	$1.62
Weighted-average shares outstanding:
Basic	223,001,739	228,040,825	227,121,875	226,591,437	206,524,968
Diluted	224,419,205	229,418,326	227,850,286	230,040,132	212,017,784
Balance sheet data:
Total assets	$15,205,970	$14,094,869	$12,973,911	$12,264,757	$11,468,996
Property and equipment, net	$12,119,253	$11,040,488	$10,117,689	$9,458,805	$8,623,773
Long-term debt, including current portion	$6,492,091	$6,307,765	$6,398,687	$6,397,537	$6,080,023
Total shareholders’ equity	$5,963,001	$5,749,766	$4,537,726	$3,780,880	$3,518,813
Operating data:
Passengers carried	2,795,101	2,519,324	2,337,311	2,164,404	1,933,044
Passenger Cruise Days	20,276,568	18,523,030	17,588,707	16,027,743	13,634,200
Capacity Days	18,841,678	17,363,422	16,376,063	14,700,990	12,512,459
Occupancy Percentage	107.6%	106.7%	107.4%	109.0%	109.0%

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Financial Presentation

The following discussion and analysis contains forward-looking statements within the meaning of the federal securities laws, and should be read in conjunction with the disclosures we make concerning risks and other factors that may affect our business and operating results. You should read this information in conjunction with the consolidated financial statements and the notes thereto included in this annual report. See also “Cautionary Statement Concerning Forward-Looking Statements” immediately prior to Part I, Item 1 in this annual report.

We categorize revenue from our cruise and cruise-related activities as either “passenger ticket” revenue or “onboard and other” revenue. Passenger ticket revenue and onboard and other revenue vary according to product offering, the size of the ship in operation, the length of cruises operated and the markets in which the ship operates. Our revenue is seasonal based on demand for cruises, which has historically been strongest during the Northern Hemisphere’s summer months. Passenger ticket revenue primarily consists of revenue for accommodations, meals in certain restaurants on the ship, certain onboard entertainment, and includes revenue for service charges and air and land transportation to and from the ship to the extent guests purchase these items from us. Onboard and other revenue primarily consists of revenue from gaming, beverage sales, shore excursions, specialty dining, retail sales, spa services and photo services. Our onboard revenue is derived from onboard activities we perform directly or that are performed by independent concessionaires, from which we receive a share of their revenue.

Our cruise operating expense is classified as follows:

•	Commissions, transportation and other primarily consists of direct costs associated with passenger ticket revenue. These costs include travel agent commissions, air and land transportation expenses, related credit card fees, certain port expenses and the costs associated with shore excursions and hotel accommodations included as part of the overall cruise purchase price.

•	Onboard and other primarily consists of direct costs incurred in connection with onboard and other revenue, including casino, beverage sales and shore excursions.

•	Payroll and related consists of the cost of wages and benefits for shipboard employees and costs of certain inventory items, including food, for a third party that provides crew and other hotel services for certain ships.

•	Fuel includes fuel costs, the impact of certain fuel hedges and fuel delivery costs.

•	Food consists of food costs for passengers and crew on certain ships.

•	Other consists of repairs and maintenance (including Dry-dock costs), ship insurance and other ship expenses.

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

We determine the useful life of our ships based primarily on our estimates of the average useful life of the ships’ major component systems, such as cabins, main diesels, main electric, superstructure and hull. In addition, we consider the impact of anticipated changes in the vacation market and technological conditions and historical useful lives of similarly-built ships. Given the large and complex nature of our ships, our accounting estimates related to ships and determinations of ship improvement costs to be capitalized require considerable judgment and are inherently uncertain. Should certain factors or circumstances cause us to revise our estimate of ship service lives or projected residual values, depreciation expense could be materially lower or higher. If circumstances cause us to change our assumptions in making determinations as to whether ship improvements should be capitalized, the amounts we expense each year as repairs and maintenance costs could increase, partially offset by a decrease in depreciation expense. If we reduced our estimated average 30-year ship service life by one year, depreciation expense for the year ended December 31, 2018 would have increased by $13.3 million. In addition, if our ships were estimated to have no residual value, depreciation expense for the same period would have increased by $65.9 million. We believe our estimates for ship accounting are reasonable and our methods are consistently applied. We believe that depreciation expense is based on a rational and systematic method to allocate our ships’ costs to the periods that benefit from the ships’ usage.

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

For our annual impairment evaluation, we performed a Step 0 Test for the Norwegian, Regent Seven Seas and Oceania Cruises reporting units. As of December 31, 2018, there was $523.0 million, $462.1 million and $403.8 million of goodwill for the Oceania Cruises, Regent Seven Seas and Norwegian reporting units, respectively. As of December 31, 2018, our annual review consisting of the Step 0 Test supports the carrying value of these assets.

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

Non-GAAP Financial Measures

We use certain non-GAAP financial measures, such as Net Revenue, Adjusted Net Revenue, Net Yield, Adjusted Net Yield, Net Cruise Cost, Adjusted Net Cruise Cost Excluding Fuel, Adjusted EBITDA, Adjusted Net Income and Adjusted EPS, to enable us to analyze our performance. See “Terms Used in this Annual Report” for the definitions of these and other non-GAAP financial measures. We utilize Net Revenue and Net Yield to manage our business on a day-to-day basis and believe that they are the most relevant measures of our revenue performance because they reflect the revenue earned by us net of significant variable costs. In measuring our ability to control costs in a manner that positively impacts net income, we believe changes in Net Cruise Cost and Adjusted Net Cruise Cost Excluding Fuel to be the most relevant indicators of our performance.

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

In addition, Adjusted Net Revenue and Adjusted Net Yield, which exclude certain business combination accounting entries, are non-GAAP financial measures that we believe are useful as supplemental measures in evaluating the performance of our operating business and provide greater transparency into our results of operations. Adjusted Net Income and Adjusted EPS are non-GAAP financial measures that exclude certain amounts and are used to supplement GAAP net income and EPS. We use Adjusted Net Income and Adjusted EPS as key performance measures of our earnings performance. We believe that both management and investors benefit from referring to these non-GAAP financial measures in assessing our performance and when planning, forecasting and analyzing future periods. These non-GAAP financial measures also facilitate management’s internal comparison to our historical performance. In addition, management uses Adjusted EPS as a performance measure for our incentive compensation. The amounts excluded in the presentation of these non-GAAP financial measures may vary from period to period; accordingly, our presentation of Adjusted Net Revenue, Adjusted Net Yield, Adjusted Net Income and Adjusted EPS may not be indicative of future adjustments or results. For example, for the year ended December 31, 2017, we incurred an impairment of $2.9 million related to assets held for sale. A similar impairment was not incurred in the years ended December 31, 2018 or December 31, 2016. We included this as an adjustment in the reconciliation of Adjusted Net Income since this impairment amount was not representative of our day-to-day operations and we have included similar non-representative adjustments in prior periods.

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

Summary of Significant 2018 Events

In March 2018, we repurchased approximately $263.5 million of NCLH’s outstanding ordinary shares under our previously authorized three-year, $500.0 million share repurchase program, exhausting the remaining authorization under the program. In April 2018, the Board of Directors of NCLH approved a new three-year share repurchase program under which NCLH may purchase up to $1.0 billion of its ordinary shares. We repurchased approximately $401.3 million of NCLH’s ordinary shares under the Repurchase Program.

In April 2018, Norwegian Bliss was delivered.

In April 2018, we redeemed $135.0 million principal amount of the $700.0 million aggregate principal amount of outstanding 4.75% Senior Notes due 2021.

As of December 31, 2018, the Sponsors no longer own any NCLH ordinary shares.

Executive Overview

Total revenue increased 12.2% to $6.1 billion for the year ended December 31, 2018 compared to $5.4 billion for the year ended December 31, 2017. Gross Yield increased 3.4%. Net Revenue for the year ended December 31, 2018 increased 12.6% to $4.7 billion from $4.2 billion in the same period in 2017 with an improvement in Net Yield of 3.7% and an increase in Capacity Days of 8.5%.

For the year ended December 31, 2018, we had net income and diluted EPS of $954.8 million and $4.25, respectively. For the year ended December 31, 2017, we had net income and diluted EPS of $759.9 million and $3.31, respectively. Operating income increased 16.2% to $1.2 billion for the year ended December 31, 2018 from $1.0 billion for the year ended December 31, 2017.

We had Adjusted Net Income and Adjusted EPS of $1.1 billion and $4.92, respectively, for the year ended December 31, 2018, including $150.1 million of adjustments primarily consisting of expenses related to non-cash share-based compensation, amortization of intangible assets, losses on the extinguishment of debt and certain other adjustments, compared to Adjusted Net Income and Adjusted EPS of $907.7 million and $3.96, respectively, for the year ended December 31, 2017. A 14.5% improvement in Adjusted EBITDA was achieved for the same period, primarily due to the increase in net income and EBITDA. We refer you to our “Results of Operations” below for a calculation of Net Revenue, Net Yield, Adjusted Net Income, Adjusted EPS and Adjusted EBITDA.

Results of Operations

We reported total revenue, total cruise operating expense, operating income and net income as follows (in thousands, except per share data):

	Year Ended December 31,
	2018	2017	2016
Total revenue	$6,055,126	$5,396,175	$4,874,340
Total cruise operating expense	$3,377,076	$3,063,644	$2,850,225
Operating income	$1,219,061	$1,048,819	$925,464
Net income	$954,843	$759,872	$633,085
EPS:
Basic	$4.28	$3.33	$2.79
Diluted	$4.25	$3.31	$2.78

The following table sets forth operating data as a percentage of total revenue:

	Year Ended December 31,
	2018	2017	2016
Revenue
Passenger ticket	70.4%	69.5%	69.5%
Onboard and other	29.6%	30.5%	30.5%
Total revenue	100.0%	100.0%	100.0%
Cruise operating expense
Commissions, transportation and other	16.5%	16.6%	16.7%
Onboard and other	5.8%	5.9%	6.1%
Payroll and related	14.6%	14.9%	15.3%
Fuel	6.5%	6.7%	6.9%
Food	3.5%	3.7%	4.1%
Other	8.9%	9.0%	9.4%
Total cruise operating expense	55.8%	56.8%	58.5%
Other operating expense
Marketing, general and administrative	14.8%	14.3%	13.7%
Depreciation and amortization	9.3%	9.5%	8.9%
Total other operating expense	24.1%	23.8%	22.6%
Operating income	20.1%	19.4%	18.9%
Non-operating income (expense)
Interest expense, net	(4.4)%	(4.9)%	(5.7)%
Other income (expense), net	0.3%	(0.2)%	(0.1)%
Total non-operating income (expense)	(4.1)%	(5.1)%	(5.8)%
Net income before income taxes	16.0%	14.3%	13.1%
Income tax expense	(0.2)%	(0.2)%	(0.1)%
Net income	15.8%	14.1%	13.0%

The following table sets forth selected statistical information:

	Year Ended December 31,
	2018	2017	2016
Passengers carried	2,795,101	2,519,324	2,337,311
Passenger Cruise Days	20,276,568	18,523,030	17,588,707
Capacity Days	18,841,678	17,363,422	16,376,063
Occupancy Percentage	107.6%	106.7%	107.4%

Net Revenue, Adjusted Net Revenue, Gross Yield, Net Yield and Adjusted Net Yield were calculated as follows (in thousands, except Capacity Days and Yield data):

	Year Ended December 31,
	2018	2018 Constant Currency	2017	2017 Constant Currency	2016
Passenger ticket revenue	$4,259,815	$4,244,494	$3,750,030	$3,760,886	$3,388,954
Onboard and other revenue	1,795,311	1,795,311	1,646,145	1,646,145	1,485,386
Total revenue	6,055,126	6,039,805	5,396,175	5,407,031	4,874,340
Less:
Commissions, transportation and other expense	998,948	995,097	894,406	896,985	813,559
Onboard and other expense	348,656	348,656	319,293	319,293	298,886
Net Revenue	4,707,522	4,696,052	4,182,476	4,190,753	3,761,895
Non-GAAP Adjustment:
Deferred revenue (1)	—	—	—	—	1,057
Adjusted Net Revenue	$4,707,522	$4,696,052	$4,182,476	$4,190,753	$3,762,952
Capacity Days	18,841,678	18,841,678	17,363,422	17,363,422	16,376,063
Gross Yield	$321.37	$320.56	$310.78	$311.40	$297.65
Net Yield	$249.85	$249.24	$240.88	$241.36	$229.72
Adjusted Net Yield	$249.85	$249.24	$240.88	$241.36	$229.78

(1)	Reflects deferred revenue fair value adjustments related to the Acquisition of Prestige that were made pursuant to business combination accounting rules.

Gross Cruise Cost, Net Cruise Cost, Net Cruise Cost Excluding Fuel and Adjusted Net Cruise Cost Excluding Fuel were calculated as follows (in thousands, except Capacity Days and per Capacity Day data):

	Year Ended December 31,
		2018		2017
	2018	Constant Currency	2017	Constant Currency	2016
Total cruise operating expense	$3,377,076	$3,365,030	$3,063,644	$3,064,892	$2,850,225
Marketing, general and administrative expense	897,929	897,438	773,755	773,028	666,156
Gross Cruise Cost	4,275,005	4,262,468	3,837,399	3,837,920	3,516,381
Less:
Commissions, transportation and other expense	998,948	995,097	894,406	896,985	813,559
Onboard and other expense	348,656	348,656	319,293	319,293	298,886
Net Cruise Cost	2,927,401	2,918,715	2,623,700	2,621,642	2,403,936
Less: Fuel expense	392,685	392,685	361,032	361,032	335,174
Net Cruise Cost Excluding Fuel	2,534,716	2,526,030	2,262,668	2,260,610	2,068,762
Less Non-GAAP Adjustments:
Non-cash deferred compensation expenses (1)	2,167	2,167	3,292	3,292	3,167
Non-cash share-based compensation expenses (2)	115,983	115,983	87,039	87,039	66,414
Secondary Equity Offering expenses (3)	883	883	949	949	—
Severance payments and other fees (4)	—	—	2,912	2,912	8,223
Acquisition of Prestige expenses (5)	—	—	500	500	6,395
Contract renegotiation and termination expenses (6)	—	—	—	—	1,000
Other (7)	(1,412)	(1,412)	3,886	3,886	217
Adjusted Net Cruise Cost Excluding Fuel	$2,417,095	$2,408,409	$2,164,090	$2,162,032	$1,983,346
Capacity Days	18,841,678	18,841,678	17,363,422	17,363,422	16,376,063
Gross Cruise Cost per Capacity Day	$226.89	$226.23	$221.00	$221.03	$214.73
Net Cruise Cost per Capacity Day	$155.37	$154.91	$151.11	$150.99	$146.80
Net Cruise Cost Excluding Fuel per Capacity Day	$134.53	$134.07	$130.31	$130.19	$126.33
Adjusted Net Cruise Cost Excluding Fuel per Capacity Day	$128.28	$127.82	$124.63	$124.52	$121.11

(1)	Non-cash deferred compensation expenses related to the crew pension plan and other crew expenses, which are included in payroll and related expense.

(2)	Non-cash share-based compensation expense related to equity awards, which are included in marketing, general and administrative expense and payroll and related expense.
(3)	Secondary Equity Offering expenses are included in marketing, general and administrative expense.
(4)	Severance payments and other fees related to restructuring costs and other severance arrangements are included in marketing, general and administrative expense.
(5)	Acquisition of Prestige expenses are included in marketing, general and administrative expense.
(6)	Contract renegotiation and termination expenses, net related to the Acquisition of Prestige are included in other cruise operating expense and marketing, general and administrative expense.
(7)	Other primarily related to expenses and reimbursements for certain legal costs included in marketing, general and administrative expense.

Adjusted Net Income and Adjusted EPS were calculated as follows (in thousands, except share and per share data):

	Year Ended December 31,
	2018	2017	2016
Net income	$954,843	$759,872	$633,085
Non-GAAP Adjustments:
Non-cash deferred compensation expenses (1)	3,453	3,292	3,167
Non-cash share-based compensation expenses (2)	115,983	87,039	66,414
Secondary Equity Offering expenses (3)	883	949	—
Severance payments and other fees (4)	—	2,912	8,223
Acquisition of Prestige expenses (5)	—	500	6,395
Deferred revenue (6)	—	—	1,057
Amortization of intangible assets (7)	24,890	30,273	21,069
Extinguishment of debt (8)	6,346	23,859	27,962
Derivative adjustment (9)	—	—	(1,185)
Contract renegotiation and termination expenses (10)	—	—	2,502
Deferred financing fees and other (11)	—	—	11,156
Impairment on assets held for sale (12)	—	2,935	—
Tax benefit (13)	—	(7,802)	(3,594)
Other (14)	(1,412)	3,886	—
Adjusted Net Income	$1,104,986	$907,715	$776,251
Diluted weighted-average shares outstanding-Net income and Adjusted Net Income	224,419,205	229,418,326	227,850,286
Diluted EPS	$4.25	$3.31	$2.78
Adjusted EPS	$4.92	$3.96	$3.41

(1)	Non-cash deferred compensation expenses related to the crew pension plan and other crew expenses are included in payroll and related expense and other income (expense), net.
(2)	Non-cash share-based compensation expenses related to equity awards are included in marketing, general and administrative expense and payroll and related expense.
(3)	Secondary Equity Offering expenses are included in marketing, general and administrative expense.
(4)	Severance payments and other fees related to restructuring costs and other severance arrangements are included in marketing, general and administrative expense.
(5)	Acquisition of Prestige expenses are included in marketing, general and administrative expense.
(6)	Deferred revenue fair value adjustments related to the Acquisition of Prestige that were made pursuant to business combination accounting rules are primarily included in passenger ticket revenue.
(7)	Amortization of intangible assets related to the Acquisition of Prestige are included in depreciation and amortization expense.
(8)	Losses on extinguishments of debt are included in interest expense, net, and legal expenses related to the extinguishments are included in marketing, general and administrative expense.
(9)	Losses and net gains for the fair value adjustment of a foreign exchange collar, which did not receive hedge accounting treatment and losses due to the dedesignation of certain fuel swaps, are included in other income (expense), net.
(10)	Contract renegotiation and termination expenses, net related to the Acquisition of Prestige are included in other cruise operating expense, marketing, general and administrative expense and depreciation and amortization expense.
(11)	Expenses related to the write-off of deferred financing fees and other fees related to the refinancing of certain credit facilities, including a tax benefit adjustment are included in interest expense, net.
(12)	Impairment charge related to Hawaii land-based operations, which is included in depreciation and amortization expense.
(13)	Tax benefits primarily due to reversal of tax contingency reserves in 2017 and reversal of a valuation allowance in 2016.
(14)	Other primarily related to expense and reimbursements for certain legal costs included in marketing, general and administrative expense.

EBITDA and Adjusted EBITDA were calculated as follows (in thousands):

	Year Ended December 31,
	2018	2017	2016
Net income	$954,843	$759,872	$633,085
Interest expense, net	270,404	267,804	276,859
Income tax expense	14,467	10,742	7,218
Depreciation and amortization expense	561,060	509,957	432,495
EBITDA	1,800,774	1,548,375	1,349,657
Other (income) expense, net (1)	(20,653)	10,401	8,302
Non-GAAP Adjustments:
Non-cash deferred compensation expenses (2)	2,167	3,292	3,167
Non-cash share-based compensation expenses (3)	115,983	87,039	66,414
Secondary Equity Offering expenses (4)	883	949	—
Severance payments and other expenses (5)	—	2,912	8,223
Acquisition of Prestige expenses (6)	—	500	6,395
Deferred revenue (7)	—	—	1,057
Contract renegotiation and termination expenses (8)	—	—	1,000
Other (9)	(1,412)	3,886	217
Adjusted EBITDA	$1,897,742	$1,657,354	$1,444,432

(1)	Primarily consists of gains and losses, net for forward currency exchanges.
(2)	Non-cash deferred compensation expenses related to the crew pension plan and other crew expenses are included in payroll and related expense.
(3)	Non-cash share-based compensation expense related to equity awards are included in marketing, general and administrative expense and payroll and related expense.
(4)	Secondary Equity Offering expenses are included in marketing, general and administrative expense.
(5)	Severance payments and other fees related to restructuring costs and other severance arrangements are included in marketing, general and administrative expense.
(6)	Acquisition of Prestige expenses are included in marketing, general and administrative expense.
(7)	Deferred revenue fair value adjustments related to the Acquisition of Prestige that were made pursuant to business combination accounting rules are primarily included in passenger ticket revenue.
(8)	Contract renegotiation and termination expenses, net related to the Acquisition of Prestige are included in other cruise operating expense and marketing, general and administrative expense.
(9)	Other primarily related to expenses and reimbursement for certain legal costs included in marketing, general and administrative expense.

Year Ended December 31, 2018 (“2018”) Compared to Year Ended December 31, 2017 (“2017”)

Revenue

Total revenue increased 12.2% to $6.1 billion in 2018 compared to $5.4 billion in 2017 primarily due to an increase in Capacity Days and improved pricing. Gross Yield increased 3.4%. Net Revenue increased 12.6% to $4.7 billion in 2018, from $4.2 billion in 2017, due to an increase in Capacity Days of 8.5% and an increase in Net Yield of 3.7%.  The increase in Capacity Days was primarily due to Norwegian Joy and Norwegian Bliss joining our fleet in the second quarter of 2017 and 2018, respectively. The increase in Gross Yield and Net Yield was primarily due to an increase in passenger ticket revenue and Occupancy Percentage.  On a Constant Currency basis, Net Yield increased 3.5%.

Expense

Total cruise operating expense increased 10.2% in 2018 compared to 2017, primarily due to the increase in Capacity Days. Gross Cruise Cost increased 11.4% in 2018 compared to 2017, due to higher total cruise operating expense and, to a lesser extent, higher marketing, general and administrative expenses. Total other operating expense increased 13.7% in 2018 compared to 2017. Marketing, general and administrative expenses increased primarily due to higher incentive compensation expense and higher advertising expenses. Depreciation and amortization expense increased primarily due to the additions of Norwegian Joy and Norwegian Bliss and ship improvement projects. Net Cruise Cost per Capacity Day increased 2.8% (2.5% on a Constant Currency basis) due to higher marketing, general and administrative expenses, higher commissions and transportation fees, and, to a lesser extent, higher maintenance and repairs, including fuel and Dry-dock expenses. Adjusted Net Cruise Cost Excluding Fuel per Capacity Day increased 2.9% (2.6% on a Constant Currency basis). We refer you to the “Results of Operations” above for a reconciliation of total cruise operating expense to Adjusted Net Cruise Cost Excluding Fuel.

Interest expense, net was $270.4 million in 2018 compared to $267.8 million in 2017. The increase in interest expense primarily reflects additional debt incurred in connection with the delivery of Norwegian Joy and Norwegian Bliss in the second quarter of 2017 and 2018, respectively, Project Leonardo financing, and higher interest rates due to an increase in LIBOR. The increase in interest expense was partially offset by the benefit from the October 2017 full redemption of our 4.625% Senior Notes due 2020 and the benefit from the April 2018 partial $135.0 million redemption of our 4.75% Senior Notes due 2021. 2018 included $6.3 million of redemption premium and write-off of fees in connection with the partial redemption. 2017 included losses on extinguishment of debt and debt modification costs of $23.9 million.

Other income (expense), net was income of $20.7 million in 2018 compared to expense of $10.4 million in 2017. Other income in 2018 was primarily due to gains on foreign currency exchange.  Other expense in 2017 was primarily due to losses on foreign currency exchange.

Income tax expense was $14.5 million in 2018 compared to $10.7 million in 2017. The expense in 2017 had benefits of $7.7 million from the impact on our net deferred tax liabilities of a change in both U.S. and U.K. tax rates due to tax reform and a reversal of prior years’ contingency reserves of $11.6 million.

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

Interest expense, net was $267.8 million in 2017 compared to $276.9 million in 2016.  Interest expense for 2017 reflects higher interest rates due to an increase in LIBOR, as well as an increase in average debt balances outstanding primarily associated with the delivery of new ships and newbuild installments.  In connection with the redemption of senior notes and refinancing of certain of our credit facilities, interest expense, net included losses on extinguishment of debt and debt modification costs of $23.9 million in 2017 and $39.2 million in 2016.

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

Liquidity and Capital Resources

General

As of December 31, 2018, our liquidity was $908.9 million consisting of $163.9 million in cash and cash equivalents and $745.0 million available under our Revolving Loan Facility. Our primary ongoing liquidity requirements are to finance working capital, capital expenditures and debt service.

As of December 31, 2018, we had a working capital deficit of $2.6 billion. This deficit included $1.6 billion of advance ticket sales, which represents the total revenue we collect in advance of sailing dates and accordingly are substantially more like deferred revenue balances rather than actual current cash liabilities. Our business model, along with our Revolving Loan Facility, allows us to operate with a working capital deficit and still meet our operating, investing and financing needs.

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

In January 2019, we (a) reduced the pricing of our existing $875.0 million Revolving Loan Facility, (b) reduced the pricing and increased the approximately $1.3 billion principal amount outstanding under the term loan A facility to $1.6 billion, and (c) extended the maturity dates for our Revolving Loan Facility and our term loan A facility to 2024, subject to certain conditions. We used the proceeds from the increase in our term loan A facility to prepay all of the then outstanding amounts under the term loan B facility.

Sources and Uses of Cash

In this section, references to 2018 refer to the year ended December 31, 2018, references to 2017 refer to the year ended December 31, 2017 and references to 2016 refer to the year ended December 31, 2016.

Net cash provided by operating activities was $2.1 billion in 2018 compared to $1.6 billion in 2017 and $1.3 billion in 2016. The net cash provided by operating activities in 2018 included net income of $954.8 million, an increase in advance ticket sales of $262.6 million and timing differences in cash receipts and payments relating to various operating assets and liabilities. Without the adoption of Topic 606, advance ticket sales would have increased by $250.6 million in 2018. We refer you to Note 3— “Revenue and Expense from Contracts with Customers” in the notes to consolidated financial statements for a discussion of the effects of the adoption of Topic 606. The change in net cash provided by operating activities in 2017 includes net income of $759.9 million compared to net income of $633.1 million in 2016, as well as timing differences in cash receipts and payments relating to various operating assets and liabilities, including advance ticket sales of $154.0 million in 2017 and $135.0 million in 2016.

Net cash used in investing activities was $1.5 billion in 2018, primarily related to payments for the delivery of Norwegian Bliss, ships under construction, ship improvement projects, and shoreside projects. Net cash used in investing activities was $1.4 billion in 2017, primarily related to payments for the delivery of Norwegian Joy, ship improvements, ships under construction and shoreside projects. Net cash used in investing activities was $1.1 billion in 2016, primarily related to payments for the delivery of Seven Seas Explorer, ship improvements, ships under construction and shoreside projects.

Net cash used in financing activities was $584.8 million in 2018, reflecting the net repayment of our Revolving Loan Facility, repayments on other loan facilities, the repurchase of NCLH’s ordinary shares and deferred financing fees and other, partially offset by the proceeds from borrowings on newbuild loan facilities. Net cash used in financing activities was $148.5 million in 2017, reflecting the repayment of our 4.625% senior unsecured notes, our net repayment of our Revolving Loan Facility, repayments on other loan facilities and deferred financing fees and other, partially offset by the proceeds from our Breakaway four loan facility. Net cash used in financing activities was $122.8 million in 2016, reflecting the repayments of our 5.25% senior unsecured notes, net repayments of our then existing revolving loan facility, repayments on other loan facilities, the repurchase of NLCH’s ordinary shares and deferred financing fees and other, partially offset by issuance of our $700.0 million 4.750% senior unsecured notes.

Future Capital Commitments

Future capital commitments consist of contracted commitments, including ship construction contracts, and future expected capital expenditures necessary for operations as well as our ship refurbishment projects. As of December 31, 2018, anticipated capital expenditures were $1.6 billion, $1.2 billion and $0.7 billion for the years ending December 31, 2019, 2020 and 2021, respectively. We have export credit financing in place for the anticipated expenditures related to ship construction contracts of $0.6 billion, $0.5 billion and $0.2 billion for the years ending December 31, 2019, 2020 and 2021, respectively. These future expected capital expenditures will significantly increase our depreciation and amortization expense as we take delivery of the ships.

Project Leonardo will introduce an additional six ships, each approximately 140,000 Gross Tons with approximately 3,300 Berths, with expected delivery dates from 2022 through 2027, subject to certain conditions. We have a Breakaway Plus Class Ship, Norwegian Encore, with approximately 168,000 Gross Tons with 4,000 Berths, on order for delivery in the fall of 2019. For the Regent brand, we have orders for two Explorer Class Ships, Seven Seas Splendor and an additional ship, to be delivered in 2020 and 2023, respectively. Each of the Explorer Class Ships will be approximately 55,000 Gross Tons and 750 Berths. For the Oceania Cruises brand, we have orders for two Allura Class Ships to be delivered in 2022 and 2025. Each of the Allura Class Ships will be approximately 67,000 Gross Tons and 1,200 Berths.

The combined contract prices of the 11 ships on order for delivery was approximately €7.9 billion, or $9.1 billion based on the euro/U.S. dollar exchange rate as of December 31, 2018. We have obtained export credit financing which is expected to fund approximately 80% of the contract price of each ship, subject to certain conditions. We do not anticipate any contractual breaches or cancellations to occur. However, if any such events were to occur, it could result in, among other things, the forfeiture of prior deposits or payments made by us and potential claims and impairment losses which may materially impact our business, financial condition and results of operations.

Capitalized interest for the years ended December 31, 2018, 2017 and 2016 was $30.4 million, $29.0 million and $33.7 million, respectively, primarily associated with the construction of our newbuild ships.

Off-Balance Sheet Transactions

None.

Contractual Obligations

As of December 31, 2018, our contractual obligations with initial or remaining terms in excess of one year, including interest payments on long-term debt obligations, were as follows (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt (1)	$6,609,866	$681,218	$3,232,177	$929,088	$1,767,383
Operating leases (2)	128,550	16,651	31,420	27,853	52,626
Ship construction contracts (3)	5,141,441	912,858	662,687	1,976,223	1,589,673
Port facilities (4)	1,738,036	62,388	151,682	157,330	1,366,636
Interest (5)	974,444	222,427	404,380	165,172	182,465
Other (6)	1,381,518	248,107	433,161	354,454	345,796
Total (7)	$15,973,855	$2,143,649	$4,915,507	$3,610,120	$5,304,579

(1)	Long-term debt includes discount and premiums aggregating $0.4 million and capital leases. Long-term debt excludes deferred financing fees which are a direct deduction from the carrying value of the related debt liability in the consolidated balance sheets.
(2)	Operating leases are primarily for offices, motor vehicles and office equipment.
(3)	Ship construction contracts are for our newbuild ships based on the euro/U.S. dollar exchange rate as of December 31, 2018. Export credit financing is in place from syndicates of banks. The amount does not include the two Project Leonardo ships, one Explorer Class Ship and two Allura Class Ships which were still subject to financing and certain Italian government approvals as of December 31, 2018. We refer you to Note 17— “Subsequent Events” in the notes to consolidated financial statements for details regarding the financing for certain ships.
(4)	Port facilities are for our usage of certain port facilities.
(5)	Interest includes fixed and variable rates with LIBOR held constant as of December 31, 2018.
(6)	Other includes future commitments for service, maintenance and other Business Enhancement Capital Expenditure contracts.
(7)	Total excludes $0.5 million of unrecognized tax benefits as of December 31, 2018, because an estimate of the timing of future tax settlements cannot be reasonably determined.

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

Funding Sources

Certain of our debt agreements contain covenants that, among other things, require us to maintain a minimum level of liquidity, as well as limit our net funded debt-to-capital ratio, and maintain certain other ratios and restrict our ability to pay dividends. Substantially all of our ships and other property and equipment are pledged as collateral for certain of our debt. We believe we were in compliance with these covenants as of December 31, 2018.

In addition, our existing debt agreements restrict, and any of our future debt arrangements may restrict, among other things, the ability of our subsidiaries, including NCLC, to make distributions and/or pay dividends to NCLH and NCLH’s ability to pay cash dividends to its shareholders. NCLH is a holding company and depends upon its subsidiaries for their ability to pay distributions to it to finance any dividend or pay any other obligations of NCLH. However, we do not believe that these restrictions have had or are expected to have an impact on our ability to meet any cash obligations.

The impact of changes in world economies and especially the global credit markets can create a challenging environment and may reduce future consumer demand for cruises and adversely affect our counterparty credit risks. In the event this environment deteriorates, our business, financial condition and results of operations could be adversely impacted.

We believe our cash on hand, expected future operating cash inflows, additional available borrowings under our Revolving Loan Facility and our ability to issue debt securities or additional equity securities, will be sufficient to fund operations, debt payment requirements, capital expenditures and maintain compliance with covenants under our debt agreements over the next 12-month period. There is no assurance that cash flows from operations and additional financings will be available in the future to fund our future obligations.

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

Interest Rate Risk

As of December 31, 2018, we had interest rate swap agreements to manage our interest expense by hedging the interest rate risks associated with variable rates on our outstanding borrowings. As of December 31, 2018, 72% of our debt was fixed and 28% was variable, which includes the effects of the interest rate swaps. The notional amount of our outstanding debt associated with the interest rate swap agreements was $1.0 billion as of December 31, 2018. As of December 31, 2017, 54% of our debt was fixed and 46% was variable, which includes the effects of the interest rate swaps. The notional amount of outstanding debt associated with the interest rate swap agreements was $218.6 million as of December 31, 2017. The change from December 31, 2017 to December 31, 2018 was due to additional interest rate swaps executed and the repayment of variable rate debt.

Based on our December 31, 2018 outstanding variable rate debt balance, a one percentage point increase in annual LIBOR interest rates would increase our annual interest expense by approximately $18.4 million excluding the effects of capitalization of interest.

Foreign Currency Exchange Rate Risk

As of December 31, 2018, we had foreign currency derivatives to hedge the exposure to volatility in foreign currency exchange rates related to our ship construction contracts denominated in euros. These derivatives hedge the foreign currency exchange rate risk on a portion of the payments on our ship construction contracts. The payments not hedged aggregate €2.2 billion, or $2.5 billion based on the euro/U.S. dollar exchange rate as of December 31, 2018. As of December 31, 2017, the payments not hedged aggregated €3.3 billion, or $4.0 billion, based on the euro/U.S. dollar exchange rate as of December 31, 2017. The change from December 31, 2017 to December 31, 2018 was due to the delivery of a ship in April 2018 and additional foreign exchange derivatives executed. We estimate that a 10% change in the euro as of December 31, 2018 would result in a $0.3 billion change in the U.S. dollar value of the foreign currency denominated remaining payments.

Fuel Price Risk

Our exposure to market risk for changes in fuel prices relates to the forecasted purchases of fuel on our ships. Fuel expense, as a percentage of our total cruise operating expense, was 11.6% for the year ended December 31, 2018 and 11.8% for each of the years ended December 31, 2017 and 2016. We use fuel derivative agreements to mitigate the financial impact of fluctuations in fuel prices and as of December 31, 2018, we had hedged approximately 57%, 53% and 33% of our 2019, 2020 and 2021 projected metric tons of fuel purchases, respectively. As of December 31, 2017, we had hedged approximately 65%, 48% and 26% of our 2018, 2019 and 2020 projected metric tons of fuel purchases, respectively. The change in fuel price risk from December 31, 2017 to December 31, 2018 was due to additional fuel hedges executed.

We estimate that a 10% increase in our weighted-average fuel price would increase our anticipated 2019 fuel expense by $40.5 million. This increase would be partially offset by an increase in the fair value of our fuel swap agreements of $20.1 million. Fair value of our derivative contracts is derived using valuation models that utilize the income valuation approach. These valuation models take into account the contract terms such as maturity, as well as other inputs such as fuel types, fuel curves, creditworthiness of the counterparty and the Company, as well as other data points.

Item 8. Financial Statements and Supplementary Data

Our Consolidated Financial Statements and Quarterly Selected Financial Data are included beginning on page F-1 of this report.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures, as such term is defined in Exchange Act Rule 13a-15(e), as of December 31, 2018. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon management’s evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2018, to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that it is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO Framework”). Based on this evaluation under the COSO Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2018.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2018 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included on page F-1.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Except for information concerning executive officers (called for by Item 401(b) of Regulation S-K), which is included in Part I of this Annual Report and except as disclosed below with respect to our Code of Ethical Business Conduct, the information required under Item 10 is incorporated herein by reference to our definitive proxy statement to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2018 in connection with our 2019 Annual General Meeting of Shareholders.

Code of Ethical Business Conduct

We have adopted a Code of Ethical Business Conduct that applies to all of our employees, including our principal executive officer, principal financial officer, principal accounting officer or controller and persons performing similar functions, and our directors. This document is posted on our website at www.nclhltdinvestor.com. We intend to disclose waivers from, and amendments to, our Code of Ethical Business Conduct that apply to our directors and executive officers, including our principal executive officer, principal financial officer, principal accounting officers or controller and persons performing similar functions, by posting such information on our website www.nclhltdinvestor.com to the extent required by applicable rules of the SEC and the NYSE. None of the websites referenced in this Annual Report or the information contained therein is incorporated herein by reference.

Item 11. Executive Compensation

The information required under Item 11 is incorporated herein by reference to our definitive proxy statement to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2018 in connection with our 2019 Annual General Meeting of Shareholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required under Item 12 is incorporated herein by reference to our definitive proxy statement to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2018 in connection with our 2019 Annual General Meeting of Shareholders.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required under Item 13 is incorporated herein by reference to our definitive proxy statement to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2018 in connection with our 2019 Annual General Meeting of Shareholders.

Item 14. Principal Accounting Fees and Services

The information required under Item 14 is incorporated herein by reference to our definitive proxy statement to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2018 in connection with our 2019 Annual General Meeting of Shareholders.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(1) Financial Statements

Our Consolidated Financial Statements have been prepared in accordance with Item 8. Financial Statements and Supplementary Data and are included beginning on page F-1 of this report.

(2) Financial Statement Schedules

Schedule II: Valuation and Qualifying Accounts for the three years ended December 31, 2018 are included on page 61.

(3) Exhibits

The exhibits listed below are filed or incorporated by reference as part of this annual report on Form 10-K.

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibit

3.1	Memorandum of Association of Norwegian Cruise Line Holdings Ltd. (incorporated herein by reference to Exhibit 3.1 to amendment no. 5 to Norwegian Cruise Line Holdings Ltd.’s registration statement on Form S-1 filed on January 8, 2013 (File No. 333-175579))

3.2	Amended and Restated Bye-Laws of Norwegian Cruise Line Holdings Ltd., effective as of May 20, 2015 (incorporated herein by reference to Exhibit 3.2 to Norwegian Cruise Line Holdings Ltd.’s Form 8-K filed on May 26, 2015 (File No. 001-35784))

4.1	Indenture, dated as of December 14, 2016, between NCL Corporation Ltd. and U.S. Bank National Association, as trustee with respect to $700.0 million aggregate principal amount of 4.750% senior unsecured notes due 2021 (incorporated herein by reference to Exhibit 4.1 to Norwegian Cruise Line Holdings Ltd.’s Form 8-K filed on December 14, 2016 (File No. 001-35784))

4.2	Form of Certificate of Ordinary Shares (incorporated herein by reference to Exhibit 4.7 to amendment no. 5 to Norwegian Cruise Line Holdings Ltd.’s registration statement on Form S-1 filed on January 8, 2013 (File No. 333-175579))

9.1	Deed of Trust, dated January 24, 2013, by and between Norwegian Cruise Line Holdings Ltd. and State House Trust Company Limited (incorporated herein by reference to Exhibit 9.1 to Norwegian Cruise Line Holdings Ltd.’s Form 8-K filed on January 30, 2013 (File No. 001-35784))

10.1	Sixth Supplemental Deed, dated June 1, 2012, to €662.9 million Norwegian Epic Loan, dated as of September 22, 2006, as amended, by and among F3 Two, Ltd., NCL Corporation Ltd. and a syndicate of international banks and related amended and restated Guarantee by NCL Corporation Ltd. (incorporated herein by reference to Exhibit 10.5 to NCL Corporation Ltd.’s report on Form 6-K/A filed on January 8, 2013 (File No. 333-128780))+†

10.2	Letter, dated November 27, 2015, amending €662.9 million Norwegian Epic Loan, dated as of September 22, 2006, as amended, by and among Norwegian Epic, Ltd. (formerly F3 Two, Ltd.), NCL Corporation Ltd. and a syndicate of international banks and related amended and restated Guarantee by NCL Corporation Ltd. (incorporated herein by reference to Exhibit 10.5 to Norwegian Cruise Line Holdings Ltd.’s Form 10-K filed on February 29, 2016 (File No. 001-35784))

10.3	Office Lease Agreement, dated as of November 27, 2006, by and between NCL (Bahamas) Ltd. and Hines Reit Airport Corporate Center LLC and related Guarantee by NCL Corporation Ltd., and First Amendment, dated November 27, 2006 (incorporated herein by reference to Exhibit 4.46 to NCL Corporation Ltd.’s annual report on Form 20-F filed on March 6, 2007 (File No. 333-128780))+

10.4	Amendment No. 1, dated December 1, 2006, Amendment No. 2, dated March 20, 2007, Amendment No. 3, dated July 31, 2007, and Amendment No. 4, dated December 10, 2007, to Office Lease Agreement, dated December 1, 2006, as amended, by and between Hines Reit Airport Corporate Center LLC and NCL (Bahamas) Ltd. (incorporated herein by reference to Exhibit 4.64 to NCL Corporation Ltd.’s annual report on Form 20-F filed on March 13, 2008 (File No. 333-128780))+

10.5	Amendment No. 5, dated February 2, 2010, to Office Lease Agreement, dated December 1, 2006, as amended, by and between Hines Reit Airport Corporate Center LLC and NCL (Bahamas) Ltd. (incorporated herein by reference to Exhibit 10.45 to amendment no. 2 to NCL Corporation Ltd.’s registration statement on Form S-1 filed on January 31, 2011 (File No. 333-170141))

10.6	Amendment No. 6, dated April 1, 2012, and Amendment No. 7, dated June 19, 2012, to Office Lease Agreement, dated December 1, 2006, as amended, by and between Hines Reit Airport Corporate Center LLC and NCL (Bahamas) Ltd. (incorporated herein by reference to Exhibit 10.6 to NCL Corporation Ltd.’s report on Form 6-K filed on November 2, 2012 (File No. 333-128780))+

10.7	Amendment No. 8, dated January 28, 2015, to Office Lease Agreement, dated December 1, 2006, as amended, by and between SPUS7 Miami ACC, LP and NCL (Bahamas) Ltd. (incorporated herein by reference to Exhibit 10.3 to Norwegian Cruise Line Holdings Ltd.’s Form 10-Q filed on May 8, 2015 (File No. 001-35784))+

10.8	Amendment No. 9, dated June 30, 2015, to Office Lease Agreement, dated December 1, 2006, as amended, by and between SPUS7 Miami ACC, LP and NCL (Bahamas) Ltd. (incorporated herein by reference to Exhibit 10.2 to Norwegian Cruise Line Holdings Ltd.’s Form 10-Q filed on August 7, 2015 (File No. 001-35784))+

10.9	Amendment No. 10, dated March 31, 2016, to Office Lease Agreement, dated December 1, 2006, as amended, by and between SPUS7 Miami ACC, LP and NCL (Bahamas) Ltd. (incorporated herein by reference to Exhibit 10.5 to Norwegian Cruise Line Holdings Ltd.’s Form 10-Q filed on May 10, 2016 (File No. 001-35784))+

10.10	Amendment No. 11, dated February 8, 2017, to Office Lease Agreement, dated December 1, 2006, as amended, by and between SPUS7 Miami ACC, LP and NCL (Bahamas) Ltd. (incorporated herein by reference to Exhibit 10.1 to Norwegian Cruise Line Holdings Ltd.’s Form 10-Q filed on May 10, 2017 (File No. 001-35784))+

10.11	Amendment No. 12, dated August 24, 2017, to Office Lease Agreement, dated December 1, 2006, as amended, by and between SPUS7 Miami ACC, LP and NCL (Bahamas) Ltd. (incorporated herein by reference to Exhibit 10.3 to Norwegian Cruise Line Holdings Ltd.’s Form 10-Q filed on November 9, 2017 (File No. 001-35784))

10.12	Amendment No. 13, dated November 30, 2017, to Office Lease Agreement, dated December 1, 2006, as amended, by and between SPUS7 Miami ACC, LP and NCL (Bahamas) Ltd. (incorporated herein by reference to Exhibit 10.13 to Norwegian Cruise Line Holdings Ltd.’s Form 10-K filed on February 27, 2018 (File No. 001-35784))+

10.13	Amendment No. 14, dated January 16, 2018, to Office Lease Agreement, dated December 1, 2006, as amended, by and between SPUS7 Miami ACC, LP and NCL (Bahamas) Ltd. (incorporated herein by reference to Exhibit 10.14 to Norwegian Cruise Line Holdings Ltd.’s Form 10-K filed on February 27, 2018 (File No. 001-35784))

10.14	Amendment No. 15, dated March 1, 2018, to Office Lease Agreement, dated December 1, 2006, as amended, by and between SPUS7 Miami ACC, LP and NCL (Bahamas) Ltd. (incorporated herein by reference to Exhibit 10.1 to Norwegian Cruise Line Holdings Ltd.’s Form 10-Q filed on May 7, 2018 (File No. 001-35784))+

10.15	Shareholders’ Agreement, dated January 24, 2013, by and among Norwegian Cruise Line Holdings Ltd., Genting Hong Kong Limited, Star NCLC Holdings Ltd., AAA Guarantor—Co-Invest VI (B), L.P., AIF VI NCL (AIV), L.P., AIF VI NCL (AIV II), L.P., AIF VI NCL (AIV III), L.P., AIF VI NCL (AIV IV), L.P., Apollo Overseas Partners (Delaware) VI, L.P., Apollo Overseas Partners (Delaware 892) VI, L.P., Apollo Overseas Partners VI, L.P., Apollo Overseas Partners (Germany) VI, L.P., TPG Viking, L.P., TPG Viking AIV I, L.P., TPG Viking AIV II, L.P. and TPG Viking AIV III, L.P. (incorporated herein by reference to Exhibit 10.1 to Norwegian Cruise Line Holdings Ltd.’s Form 8-K filed on January 30, 2013 (File No. 001-35784))

10.16	Amendment No. 1 to Amended and Restated Shareholders’ Agreement of Norwegian Cruise Line Holdings Ltd., dated as of November 19, 2014, by and among Norwegian Cruise Line Holdings Ltd., Genting Hong Kong Limited, STAR NCLC Holdings Ltd., AAA Guarantor Co-Invest VI (B), L.P., AIF VI NCL (AIV), L.P., AIF VI NCL (AIV II), L.P., AIF VI NCL (AIV III), L.P., AIF VI NCL (AIV IV), L.P., Apollo Overseas Partners (Delaware) VI, L.P., Apollo Overseas Partners (Delaware 892) VI, L.P., Apollo Overseas Partners VI, L.P., Apollo Overseas Partners (Germany) VI, L.P., TPG Viking, L.P., TPG Viking AIV I, L.P., TPG Viking AIV II, L.P., TPG Viking AIV III, L.P., AIF VI Euro Holdings, L.P., AAA Guarantor – Co-Invest VII, L.P., AIF VII Euro Holdings, L.P., Apollo Alternative Assets, L.P., Apollo Management VI, L.P. and Apollo Management VII, L.P. (incorporated herein by reference to Exhibit 10.1 to Norwegian Cruise Line Holdings Ltd.’s Form 8-K filed on November 20, 2014 (File No. 001-35784))

10.17**	Termination Agreement, dated as of December 3, 2018, by and among Norwegian Cruise Line Holdings Ltd., Genting Hong Kong Limited, STAR NCLC Holdings Ltd., NCL Athene LLC, AAA Guarantor – Co-Invest VII, L.P., Apollo Alternative Assets, L.P., AIF VI NCL (AIV), L.P., AIF VI NCL (AIV II), L.P., AIF VI NCL (AIV III), L.P., AIF VI NCL (AIV IV), L.P., AIF VI Euro Holdings, L.P., AIF VII Euro Holdings, L.P., Apollo Management VI, L.P., Apollo Management VII, L.P., Apollo Overseas Partners VI, L.P., Apollo Overseas Partners (Delaware 892) VI, L.P., Apollo Overseas Partners (Delaware) VI, L.P., Apollo Overseas Partners (Germany) VI, L.P. and AAA Guarantor Co-Invest VI (B), L.P.

10.18	€529.8 million Breakaway One Credit Agreement, dated November 18, 2010, by and among Breakaway One, Ltd. and a syndicate of international banks and related Guarantee by NCL Corporation Ltd. (incorporated herein by reference to Exhibit 10.57 to amendment no. 4 to NCL Corporation Ltd.’s registration statement on Form S-1 filed on June 9, 2011 (File No. 333-170141))+

10.19	First Amendment, dated May 31, 2012, to €529.8 million Breakaway One Credit Agreement, dated November 18, 2010, as amended, by and among Breakaway One, Ltd. and a syndicate of international banks (incorporated herein by reference to Exhibit 10.13 to NCL Corporation Ltd.’s report on Form 6-K filed on November 2, 2012 (File No. 333-128780))+

10.20	€529.8 million Breakaway Two Credit Agreement, dated as of November 18, 2010, by and among Breakaway Two, Ltd. and a syndicate of international banks and related Guarantee by NCL Corporation Ltd. (incorporated herein by reference to Exhibit 10.58 to amendment no. 4 to NCL Corporation Ltd.’s registration statement on Form S-1 filed on June 9, 2011 (File No. 333-170141))+

10.21	First Amendment, dated December 21, 2010, to €529.8 million Breakaway Two Credit Agreement, dated as of November 18, 2010, by and among Breakaway Two, Ltd. and a syndicate of international banks and a related Guarantee by NCL Corporation Ltd. (incorporated herein by reference to Exhibit 10.59 to amendment no. 2 to NCL Corporation Ltd.’s registration statement on Form S-1 filed on January 31, 2011 (File No. 333-170141))

10.22	Second Amendment, dated May 31, 2012, to €529.8 million Breakaway Two Credit Agreement, dated as of November 18, 2010, by and among Breakaway Two, Ltd. and a syndicate of international banks (incorporated herein by reference to Exhibit 10.14 to NCL Corporation Ltd.’s report on Form 6-K filed on November 2, 2012 (File No. 333-128780))+

10.23	€590.5 million Breakaway Three Credit Agreement, dated October 12, 2012, by and among Breakaway Three, Ltd. and various other lenders therein defined and a related Guaranty by NCL Corporation Ltd. (incorporated herein by reference to Exhibit 10.17 to NCL Corporation Ltd.’s report on Form 6-K/A filed on January 8, 2013 (File No. 333-128780))+

10.24	Supplemental Agreement, dated July 26, 2016, to €590.5 million Breakaway Four Credit Agreement, dated October 12, 2012, by and among Breakaway Four, Ltd., as borrower, NCL Corporation Ltd., as guarantor, NCL International, Ltd., as shareholder and KfW IPEX-Bank GmbH, as facility agent and lender (incorporated herein by reference to Exhibit 10.1 to Norwegian Cruise Line Holdings Ltd.’s Form 10-Q filed on November 9, 2016 (File No. 001-35784))+†

10.25**	Fourth Amended and Restated Credit Agreement, dated as of January 2, 2019, by and among NCL Corporation Ltd., as borrower, Voyager Vessel Company, LLC, as co-borrower, JPMorgan Chase Bank, N.A., as administrative agent and as collateral agent and a syndicate of other banks party thereto as joint bookrunners, arrangers, co-documentation agents and lenders#†

10.26	Supplemental Agreement, dated December 22, 2015, to €665.9 million Seahawk One Credit Agreement, dated July 14, 2014, by and among Seahawk One, Ltd. and various other lenders therein defined and a related guarantee by NCL Corporation Ltd. (incorporated herein by reference to Exhibit 10.33 to Norwegian Cruise Line Holdings Ltd.’s Form 10-K filed on February 29, 2016 (File No. 001-35784))+†

10.27	Supplemental Agreement, dated December 22, 2015, to €665.9 million Seahawk Two Credit Agreement, dated July 14, 2014, by and among Seahawk Two, Ltd. and various other lenders therein defined and a related guarantee by NCL Corporation Ltd. (incorporated herein by reference to Exhibit 10.35 to Norwegian Cruise Line Holdings Ltd.’s Form 10-K filed on February 29, 2016 (File No. 001-35784))+†

10.28	Amendment and Restatement Agreement, dated October 31, 2014, but effective as of November 19, 2014, relating to the loan agreement originally dated July 18, 2008, among Riviera New Build, LLC, as borrower, the banks and financial institutions listed in Schedule 1 as lenders, Crédit Agricole Corporate and Investment Bank and Société Générale, as mandated lead arrangers and Crédit Agricole Corporate and Investment Bank as agent and SACE agent (incorporated herein by reference to Exhibit 10.72 to Norwegian Cruise Line Holdings Ltd.’s Form 10-K filed on February 27, 2015 (File No. 001-35784))+†

10.29	Guarantee relating to the loan agreement dated July 18, 2008 in respect of the Oceania Riviera, dated October 31, 2014, but effective November 19, 2014, among NCL Corporation Ltd., as guarantor, the banks and financial institutions listed in Schedule 1 as lenders, Crédit Agricole Corporate and Investment Bank and Société Générale, as mandated lead arrangers and Crédit Agricole Corporate and Investment Bank as agent (incorporated herein by reference to Exhibit 10.73 to Norwegian Cruise Line Holdings Ltd.’s Form 10-K filed on February 27, 2015 (File No. 001-35784))+

10.30	Amendment and Restatement Agreement, dated October 31, 2014, but effective as of November 19, 2014, relating to the loan agreement originally dated July 18, 2008, among Marina New Build, LLC, as borrower, the banks and financial institutions listed in Schedule 1 as lenders, Crédit Agricole Corporate and Investment Bank and Société Générale, as mandated lead arrangers and Crédit Agricole Corporate and Investment Bank as agent and SACE agent (incorporated herein by reference to Exhibit 10.74 to Norwegian Cruise Line Holdings Ltd.’s Form 10-K filed on February 27, 2015 (File No. 001-35784))+†

10.31	Guarantee relating to the loan agreement dated July 18, 2008 in respect of the Oceania Marina, dated October 31, 2014, but effective November 19, 2014, among NCL Corporation Ltd., as guarantor, the banks and financial institutions listed in Schedule 1 as lenders, Crédit Agricole Corporate and Investment Bank and Société Générale, as mandated lead arrangers and Crédit Agricole Corporate and Investment Bank as agent (incorporated herein by reference to Exhibit 10.75 to Norwegian Cruise Line Holdings Ltd.’s Form 10-K filed on February 27, 2015 (File No. 001-35784))+

10.32	Amendment and Restatement Agreement, dated October 31, 2014, but effective as of November 19, 2014, relating to the loan agreement originally dated July 31, 2013, among Explorer New Build, LLC, as borrower, the banks and financial institutions listed in Schedule 1 as lenders, Crédit Agricole Corporate and Investment Bank, Société Générale, HSBC Bank plc, KFW IPEX-Bank GmbH, as joint mandated lead arrangers and Crédit Agricole Corporate and Investment Bank as agent, SACE agent and security trustee (incorporated herein by reference to Exhibit 10.76 to Norwegian Cruise Line Holdings Ltd.’s Form 10-K filed on February 27, 2015 (File No. 001-35784))+†

10.33	Guarantee relating to the loan agreement dated July 31, 2013 in respect of the Seven Seas Explorer, dated October 31, 2014, but effective November 19, 2014, among NCL Corporation Ltd., as guarantor and Crédit Agricole Corporate and Investment Bank as security trustee (incorporated herein by reference to Exhibit 10.77 to Norwegian Cruise Line Holdings Ltd.’s Form 10-K filed on February 27, 2015 (File No. 001-35784))

10.34	Explorer Class Newbuild Loan Agreement, dated March 30, 2016, among Explorer II New Build, LLC, as borrower, the banks and financial institutions listed in Schedule 1 as lenders, Crédit Agricole Corporate and Investment Bank, Société Générale, HSBC Bank plc, KFW IPEX-Bank GmbH, as joint mandated lead arrangers and Crédit Agricole Corporate and Investment Bank as agent and security trustee (incorporated herein by reference to Exhibit 10.6 to Norwegian Cruise Line Holdings Ltd.’s Form 10-Q filed on May 10, 2016 (File No. 001-35784))+

10.35	Guarantee relating to the Explorer Class Newbuild Loan Agreement, dated March 30, 2016, among NCL Corporation Ltd., as guarantor, and Crédit Agricole Corporate and Investment Bank as Security Trustee (incorporated herein by reference to Exhibit 10.7 to Norwegian Cruise Line Holdings Ltd.’s Form 10-Q filed on May 10, 2016 (File No. 001-35784))+

10.36	Amendment No. 1, dated November 21, 2017, to Leonardo One Loan Agreement, dated April 12, 2017, by and among Leonardo One, Ltd., as borrower, the banks and financial institutions listed in Schedule 1, as lenders, Crédit Agricole Corporate and Investment Bank, BNP Paribas Fortis S.A./N.V., HSBC Bank plc, KfW IPEX-Bank GmbH and Cassa Depositi e Prestiti S.p.A., as joint mandated lead arrangers and Crédit Agricole Corporate and Investment Bank as agent and SACE agent (incorporated herein by reference to Exhibit 10.35 to Norwegian Cruise Line Holdings Ltd.’s Form 10-K filed on February 27, 2018 (File No. 001-35784))+†

10.37	Guarantee relating to the Leonardo One Loan Agreement, dated April 12, 2017, by and among NCL Corporation Ltd., as guarantor and Crédit Agricole Corporate and Investment Bank as security trustee (incorporated herein by reference to Exhibit 10.4 to Norwegian Cruise Line Holdings Ltd.’s Form 10-Q filed on May 10, 2017 (File No. 001-35784))+

10.38	Amendment No. 1, dated November 21, 2017, to Leonardo Two Loan Agreement, dated April 12, 2017, by and among Leonardo Two, Ltd., as borrower, the banks and financial institutions listed in Schedule 1, as lenders, Crédit Agricole Corporate and Investment Bank, BNP Paribas Fortis S.A./N.V., HSBC Bank plc, KfW IPEX-Bank GmbH and Cassa Depositi e Prestiti S.p.A., as joint mandated lead arrangers and Crédit Agricole Corporate and Investment Bank as agent and SACE agent (incorporated herein by reference to Exhibit 10.37 to Norwegian Cruise Line Holdings Ltd.’s Form 10-K filed on February 27, 2018 (File No. 001-35784))+†

10.39	Guarantee relating to the Leonardo Two Loan Agreement, dated April 12, 2017, by and among NCL Corporation Ltd., as guarantor and Crédit Agricole Corporate and Investment Bank as security trustee (incorporated herein by reference to Exhibit 10.6 to Norwegian Cruise Line Holdings Ltd.’s Form 10-Q filed on May 10, 2017 (File No. 001-35784))+

10.40	Amendment No. 1, dated November 21, 2017, to Leonardo Three Loan Agreement, dated April 12, 2017, by and among Leonardo Three, Ltd., as borrower, the banks and financial institutions listed in Schedule 1, as lenders, BNP Paribas Fortis S.A./N.V., HSBC Bank plc, KfW IPEX-Bank GmbH and Cassa Depositi e Prestiti S.p.A., as joint mandated lead arrangers and BNP Paribas S.A. as agent and SACE agent (incorporated herein by reference to Exhibit 10.39 to Norwegian Cruise Line Holdings Ltd.’s Form 10-K filed on February 27, 2018 (File No. 001-35784))+†

10.41	Guarantee relating to the Leonardo Three Loan Agreement, dated April 12, 2017, by and among NCL Corporation Ltd., as guarantor and BNP Paribas S.A. as security trustee (incorporated herein by reference to Exhibit 10.8 to Norwegian Cruise Line Holdings Ltd.’s Form 10-Q filed on May 10, 2017 (File No. 001-35784))+

10.42	Amendment No. 1, dated November 21, 2017, to Leonardo Four Loan Agreement, dated April 12, 2017, by and among Leonardo Four, Ltd., as borrower, the banks and financial institutions listed in Schedule 1, as lenders, BNP Paribas Fortis S.A./N.V., HSBC Bank plc, KfW IPEX-Bank GmbH and Cassa Depositi e Prestiti S.p.A., as joint mandated lead arrangers and BNP Paribas S.A. as agent and SACE agent (incorporated herein by reference to Exhibit 10.41 to Norwegian Cruise Line Holdings Ltd.’s Form 10-K filed on February 27, 2018 (File No. 001-35784))+†

10.43	Guarantee relating to the Leonardo Four Loan Agreement, dated April 12, 2017, by and among NCL Corporation Ltd., as guarantor and BNP Paribas S.A. as security trustee (incorporated herein by reference to Exhibit 10.10 to Norwegian Cruise Line Holdings Ltd.’s Form 10-Q filed on May 10, 2017 (File No. 001-35784))+

10.44**	Leonardo Five Loan Agreement, dated as of December 19, 2018, but effective as of January 8, 2019, among Leonardo Five, Ltd., as borrower, the banks and financial institutions listed in Schedule 1 as lenders, Crédit Agricole Corporate and Investment Bank, BNP Paribas Fortis S.A./N.V., HSBC Bank plc, KFW IPEX-Bank GmbH, Cassa Depositi E Prestiti S.P.A., Banco Santander, S.A. and Société Générale, as joint mandated lead arrangers, BNP Paribas as agent and HSBC Corporate Trustee Company (UK) Limited as security trustee#

10.45**	Guarantee relating to the Leonardo Five Loan Agreement, dated as of December 19, 2018, but effective as of January 8, 2019, among NCL Corporation Ltd., as guarantor, and HSBC Corporate Trustee Company (UK) Limited as security trustee#

10.46**	Leonardo Six Loan Agreement, dated as of December 19, 2018, but effective as of January 8, 2019, among Leonardo Six, Ltd., as borrower, the banks and financial institutions listed in Schedule 1 as lenders, Crédit Agricole Corporate and Investment Bank, BNP Paribas Fortis S.A./N.V., HSBC Bank plc, KFW IPEX-Bank GmbH, Cassa Depositi E Prestiti S.P.A., Banco Santander, S.A. and Société Générale, as joint mandated lead arrangers, BNP Paribas as agent and HSBC Corporate Trustee Company (UK) Limited as security trustee#

10.47**	Guarantee relating to the Leonardo Six Loan Agreement, dated as of December 19, 2018, but effective as of January 8, 2019, among NCL Corporation Ltd., as guarantor, and HSBC Corporate Trustee Company (UK) Limited as security trustee#

10.48**	O Class Plus One Loan Agreement, dated as of December 19, 2018, but effective as of January 8, 2019, among O Class Plus One, LLC, as borrower, the banks and financial institutions listed in Schedule 1 as lenders, Crédit Agricole Corporate and Investment Bank, BNP Paribas Fortis S.A./N.V., HSBC Bank plc, KFW IPEX-Bank GmbH, Cassa Depositi E Prestiti S.P.A., Banco Santander, S.A. and Société Générale, as joint mandated lead arrangers, BNP Paribas as agent and HSBC Corporate Trustee Company (UK) Limited as security trustee#

10.49**	Guarantee relating to the O Class Plus One Loan Agreement, dated as of December 19, 2018, but effective as of January 8, 2019, among NCL Corporation Ltd., as guarantor, and HSBC Corporate Trustee Company (UK) Limited as security trustee#

10.50**	O Class Plus Two Loan Agreement, dated as of December 19, 2018, but effective as of January 8, 2019, among O Class Plus Two, LLC, as borrower, the banks and financial institutions listed in Schedule 1 as lenders, Crédit Agricole Corporate and Investment Bank, BNP Paribas Fortis S.A./N.V., HSBC Bank plc, KFW IPEX-Bank GmbH, Cassa Depositi E Prestiti S.P.A., Banco Santander, S.A. and Société Générale, as joint mandated lead arrangers, BNP Paribas as agent and HSBC Corporate Trustee Company (UK) Limited as security trustee#

10.51**	Guarantee relating to the O Class Plus Two Loan Agreement, dated as of December 19, 2018, but effective as of January 8, 2019, among NCL Corporation Ltd., as guarantor, and HSBC Corporate Trustee Company (UK) Limited as security trustee#

10.52**	$230 million Credit Agreement, dated January 10, 2019, among NCL Corporation Ltd., as borrower, Nordea Bank ABP, New York Branch, as administrative agent and collateral agent and the other lenders party thereto as joint bookrunners, arrangers, co-documentation agents and lenders#

10.53**	Explorer III New Build Loan Agreement, dated as of December 19, 2018, but effective as of January 15, 2019, among Explorer III New Build, LLC, as borrower, the banks and financial institutions listed in Schedule 1 as lenders, Crédit Agricole Corporate and Investment Bank, BNP Paribas Fortis S.A./N.V., HSBC Bank plc, KFW IPEX-Bank GmbH, Cassa Depositi E Prestiti S.P.A., Banco Santander, S.A. and Société Générale, as joint mandated lead arrangers, BNP Paribas as agent and HSBC Corporate Trustee Company (UK) Limited as security trustee#

10.54**	Guarantee relating to the Explorer III New Build Loan Agreement, dated as of December 19, 2018, but effective as of January 15, 2019, among NCL Corporation Ltd., as guarantor, and HSBC Corporate Trustee Company (UK) Limited as security trustee#

10.55	Amended and Restated Regent Trademark License Agreement, dated February 21, 2011, by and between Regent Hospitality Worldwide, LLC and Seven Seas Cruises, S. DE R.L. (incorporated herein by reference to Exhibit 10.17 to Prestige Cruises International, Inc.’s Amendment No. 1 to Form S-1 filed on March 24, 2014 (File No. 333-193479))

10.56	Employment Agreement by and between NCL (Bahamas) Ltd. and Wendy A. Beck, entered into on September 2, 2015 (incorporated herein by reference to Exhibit 10.4 to Norwegian Cruise Line Holdings Ltd.’s Form 10-Q filed on November 4, 2015 (File No. 001-35784))*

10.57	Transition, Release and Consulting Agreement by and between NCL (Bahamas) Ltd. and Wendy A. Beck, dated February 2, 2018 (incorporated herein by reference to Exhibit 10.2 to Norwegian Cruise Line Holdings Ltd.’s Form 10-Q filed on May 7, 2018 (File No. 001-35784))*

10.58	Employment Agreement by and between NCL (Bahamas) Ltd. and Andrew Stuart, entered into on September 16, 2016 (incorporated herein by reference to Exhibit 10.2 to Norwegian Cruise Line Holdings Ltd.’s Form 8-K filed on September 19, 2016 (File No. 001-35784))*

10.59	Employment Agreement by and between NCL (Bahamas) Ltd. and T. Robin Lindsay, entered into on October 18, 2015 (incorporated herein by reference to Exhibit 10.2 to Norwegian Cruise Line Holdings Ltd.’s Form 10-Q filed on May 10, 2017 (File No. 001-35784))*

10.60	Employment Agreement by and between Prestige Cruise Services, LLC and Jason Montague, entered into on September 16, 2016 (incorporated herein by reference to Exhibit 10.3 to Norwegian Cruise Line Holdings Ltd.’s Form 8-K filed on September 19, 2016 (File No. 001-35784))*

10.61	Amended and Restated Executive Employment Agreement by and between Oceania Cruises, Inc. and Frank J. Del Rio, entered into on June 5, 2014 (incorporated herein by reference to Exhibit 10.1 to Seven Seas Cruises S. DE R.L.’s Form 8-K filed on June 10, 2014 (File No. 333-178244))*

10.62	Letter Regarding Frank Del Rio’s Executive Employment Agreement, dated September 2, 2014 (incorporated herein by reference to Exhibit 10.89 to Norwegian Cruise Line Holdings Ltd.’s Form 10-K filed on February 27, 2015 (File No. 001-35784))*

10.63	Letter Regarding Amendment to Frank J. Del Rio’s Executive Employment Agreement, dated August 4, 2015 (incorporated herein by reference to Exhibit 10.1 to Norwegian Cruise Line Holdings Ltd.’s Form 10-Q filed on November 4, 2015 (File No. 001-35784))*

10.64	Letter Regarding Amendment to Frank J. Del Rio’s Executive Employment Agreement, dated August 1, 2017 (incorporated herein by reference to Exhibit 10.1 to Norwegian Cruise Line Holdings Ltd.’s Form 10-Q filed on November 9, 2017 (File No. 001-35784))*

10.65	Employment Agreement by and between NCL (Bahamas) Ltd. and Mark Kempa, entered into on September 10, 2018 (incorporated herein by reference to Exhibit 10.1 to Norwegian Cruise Line Holdings Ltd.’s Form 8-K filed on September 11, 2018 (File No. 001-35784))*

10.66	Form of Indemnification Agreement by and between Norwegian Cruise Line Holdings Ltd. and each of its directors, executive officers and certain other officers (incorporated herein by reference to Exhibit 10.89 to amendment no. 5 to Norwegian Cruise Line Holdings Ltd.’s registration statement on Form S-1 filed on January 8, 2013 (File No. 333-175579))

10.67	Norwegian Cruise Line Holdings Ltd. Amended and Restated 2013 Performance Incentive Plan (incorporated herein by reference to Exhibit 10.1 to Norwegian Cruise Line Holdings Ltd.’s Form 8-K filed on May 24, 2016 (File No. 001-35784))*

10.68	Form of Notice of Grant of Option and Terms and Conditions of Option (incorporated herein by reference to Exhibit 10.1 to Norwegian Cruise Line Holdings Ltd.’s Form 10-Q filed on May 8, 2013 (File No. 001-35784))*

10.69	Form of Director Restricted Share Award Agreement (incorporated herein by reference to Exhibit 10.2 to Norwegian Cruise Line Holdings Ltd.’s Form 10-Q filed on July 30, 2013 (File No. 001-35784))*

10.70	Norwegian Cruise Line Holdings Ltd. Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 10.3 to Norwegian Cruise Line Holdings Ltd.’s Form 10-Q filed on July 31, 2014 (File No. 001-35784))*

10.71**	Directors’ Compensation Policy (effective February 11, 2019)*

10.72	Form of Director Restricted Share Unit Award Agreement (incorporated herein by reference to Exhibit 10.62 to Norwegian Cruise Line Holdings Ltd.’s Form 10-K filed on February 29, 2016 (File No. 001-35784))*

10.73	Form of Norwegian Cruise Line Holdings Ltd. Time and Performance-based Restricted Share Unit Award Agreement (incorporated herein by reference to Exhibit 10.2 to Norwegian Cruise Line Holdings Ltd.’s Form 10-Q filed on November 4, 2015 (File No. 001-35784))*

10.74	Form of Notice of Grant of Norwegian Cruise Line Holdings Ltd. Time and Performance-based Option and Terms and Conditions (incorporated herein by reference to Exhibit 10.3 to Norwegian Cruise Line Holdings Ltd.’s Form 10-Q filed on November 4, 2015 (File No. 001-35784))*

10.75	Form of Norwegian Cruise Line Holdings Ltd. Time-based Restricted Share Unit Award Agreement (2017) (incorporated herein by reference to Exhibit 10.52 to Norwegian Cruise Line Holdings Ltd.’s Form 10-K filed on February 27, 2017 (File No. 001-35784))*

10.76	Form of Norwegian Cruise Line Holdings Ltd. Performance-based Restricted Share Unit Award Agreement (2017) (incorporated herein by reference to Exhibit 10.53 to Norwegian Cruise Line Holdings Ltd.’s Form 10-K filed on February 27, 2017 (File No. 001-35784))*

10.77	Form of Norwegian Cruise Line Holdings Ltd. Performance-based Restricted Share Unit Award Agreement (August 2017) (incorporated herein by reference to Exhibit 10.2 to Norwegian Cruise Line Holdings Ltd.’s Form 10-Q filed on November 9, 2017 (File No. 001-35784))*

21.1**	List of Subsidiaries of Norwegian Cruise Line Holdings Ltd.

23.1**	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm

24.1**	Power of Attorney (included on Signatures page of this Annual Report on Form 10-K)

31.1**	Certification of the Annual Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the President and Chief Executive Officer

31.2**	Certification of the Annual Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Executive Vice President and Chief Financial Officer

32.1***	Certification of the Annual Report Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer and Chief Financial Officer

101**	The following materials from Norwegian Cruise Line Holdings Ltd.’s Annual Report on Form 10-K formatted in Extensible Business Reporting Language (XBRL), as follows: (i) Consolidated Statements of Operations of NCLH for the years ended December 31, 2018, 2017 and 2016; (ii) Consolidated Statements of Comprehensive Income of NCLH for the years ended December 31, 2018, 2017 and 2016; (iii) Consolidated Balance Sheets of NCLH as of December 31, 2018 and 2017; (iv) Consolidated Statements of Cash Flows of NCLH for the years ended December 31, 2018, 2017 and 2016; (v) Consolidated Statements of Changes in Shareholders’ Equity of NCLH for the years ended December 31, 2018, 2017 and 2016; (vi) the Notes to the Consolidated Financial Statements; and (vii) Schedule II Valuation and Qualifying Accounts tagged in summary and detail.

+	Confidential treatment has been granted with respect to certain portions of this exhibit. Omitted portions have been filed separately with the SEC.
#	Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the SEC.
†	Agreement restates previous versions of agreement.
*	Management contract or compensatory plan.
**	Filed herewith.
***	Furnished herewith.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in Miami, Florida, on February 27, 2019.

NORWEGIAN CRUISE LINE HOLDINGS LTD.

By:	/s/ Frank J. Del Rio
Name:	Frank J. Del Rio
Title:	Director, President and Chief Executive Officer

POWER OF ATTORNEY

 Each person whose signature appears below constitutes and appoints Frank J. Del Rio, Mark A. Kempa, Daniel S. Farkas and Faye L. Ashby, and each of them, his or her true and lawful attorneys-in-fact and agents, each with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this annual report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the SEC, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that each of said attorneys-in-fact and agents or their substitute or substitutes may lawfully so or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this annual report on Form 10-K has been signed below by the following persons in the capacities and on the date indicated.

Signature	Title	Date

/s/ Frank J. Del Rio	Director, President and Chief Executive Officer	February 27, 2019
Frank J. Del Rio	(Principal Executive Officer)

/s/ Mark A. Kempa	Executive Vice President and Chief Financial Officer	February 27, 2019
Mark A. Kempa	(Principal Financial Officer)

/s/ Faye L. Ashby	Senior Vice President and Chief Accounting Officer	February 27, 2019
Faye L. Ashby	(Principal Accounting Officer)

/s/ Adam M. Aron	Director	February 27, 2019
Adam M. Aron

/s/ John Chidsey	Director	February 27, 2019
John Chidsey

/s/ Chad A. Leat	Director	February 27, 2019
Chad A. Leat

/s/ Steve Martinez	Director	February 27, 2019
Steve Martinez

/s/ David M. Abrams	Director	February 27, 2019
David M. Abrams

/s/ Stella David	Director	February 27, 2019
Stella David

/s/ Russell W. Galbut	Director	February 27, 2019
Russell W. Galbut

/s/ Pamela Thomas-Graham	Director	February 27, 2019
Pamela Thomas-Graham

/s/ Mary E. Landry	Director	February 27, 2019
Mary E. Landry

Norwegian Cruise Line Holdings Ltd.

Schedule II Valuation and Qualifying Accounts (in thousands)

		Additions
Description	Balance 12/31/15	Charged to costs and expenses	Charged to other accounts	Deductions (a)	Balance 12/31/16

Valuation allowance on deferred tax assets	$61,437	$—	$9,382	$(6,246)	$64,573

Description	Balance 12/31/16	Charged to costs and expenses	Charged to other accounts	Deductions (a)	Balance 12/31/17

Valuation allowance on deferred tax assets	$64,573	$—	$—	$(22,419)	$42,154

Description	Balance 12/31/17	Charged to costs and expenses	Charged to other accounts	Deductions (a)	Balance 12/31/18

Valuation allowance on deferred tax assets	$42,154	$—	$276	$(506)	$41,924

(a)	Amount relates to (i) utilization of deferred tax assets, (ii) revaluation of deferred tax assets from their functional currency to U.S. dollars and (iii) reversal of valuation allowances.

61

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Norwegian Cruise Line Holdings Ltd.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Norwegian Cruise Line Holdings Ltd. and its subsidiaries (the “Company”) as of December 31, 2018 and 2017, and the related consolidated statements of operations, comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2018, including the related notes and financial statement schedule listed in the index appearing under Item 15(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ PricewaterhouseCoopers LLP

Miami, Florida

February 27, 2019

We have served as the Company’s auditor since at least 1988. We have not been able to determine the specific year we began serving as auditor of the Company.

Norwegian Cruise Line Holdings Ltd.

Consolidated Statements of Operations

(in thousands, except share and per share data)

	Year Ended December 31,
	2018	2017	2016
Revenue
Passenger ticket	$4,259,815	$3,750,030	$3,388,954
Onboard and other	1,795,311	1,646,145	1,485,386
Total revenue	6,055,126	5,396,175	4,874,340
Cruise operating expense
Commissions, transportation and other	998,948	894,406	813,559
Onboard and other	348,656	319,293	298,886
Payroll and related	881,606	803,632	746,142
Fuel	392,685	361,032	335,174
Food	216,031	198,357	200,071
Other	539,150	486,924	456,393
Total cruise operating expense	3,377,076	3,063,644	2,850,225
Other operating expense
Marketing, general and administrative	897,929	773,755	666,156
Depreciation and amortization	561,060	509,957	432,495
Total other operating expense	1,458,989	1,283,712	1,098,651
Operating income	1,219,061	1,048,819	925,464
Non-operating income (expense)
Interest expense, net	(270,404)	(267,804)	(276,859)
Other income (expense), net	20,653	(10,401)	(8,302)
Total non-operating income (expense)	(249,751)	(278,205)	(285,161)
Net income before income taxes	969,310	770,614	640,303
Income tax expense	(14,467)	(10,742)	(7,218)
Net income	$954,843	$759,872	$633,085
Weighted-average shares outstanding
Basic	223,001,739	228,040,825	227,121,875
Diluted	224,419,205	229,418,326	227,850,286
Earnings per share
Basic	$4.28	$3.33	$2.79
Diluted	$4.25	$3.31	$2.78

The accompanying notes are an integral part of these consolidated financial statements.

Norwegian Cruise Line Holdings Ltd.

Consolidated Statements of Comprehensive Income

(in thousands)

	Year Ended December 31,
	2018	2017	2016

Net income	$954,843	$759,872	$633,085
Other comprehensive income (loss):
Shipboard Retirement Plan	2,697	(40)	497
Cash flow hedges:
Net unrealized gain (loss) related to cash flow hedges	(161,214)	304,684	1,711
Amount realized and reclassified into earnings	(30,096)	36,795	95,969
Total other comprehensive income (loss)	(188,613)	341,439	98,177
Total comprehensive income	$766,230	$1,101,311	$731,262

The accompanying notes are an integral part of these consolidated financial statements.

Norwegian Cruise Line Holdings Ltd.

Consolidated Balance Sheets

(in thousands, except share data)

	December 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$163,851	$176,190
Accounts receivable, net	55,249	43,961
Inventories	90,202	82,121
Prepaid expenses and other assets	241,011	216,065
Total current assets	550,313	518,337
Property and equipment, net	12,119,253	11,040,488
Goodwill	1,388,931	1,388,931
Tradenames	817,525	817,525
Other long-term assets	329,948	329,588
Total assets	$15,205,970	$14,094,869
Liabilities and shareholders’ equity
Current liabilities:
Current portion of long-term debt	$681,218	$619,373
Accounts payable	159,564	53,433
Accrued expenses and other liabilities	716,499	513,717
Advance ticket sales	1,593,219	1,303,498
Total current liabilities	3,150,500	2,490,021
Long-term debt	5,810,873	5,688,392
Other long-term liabilities	281,596	166,690
Total liabilities	9,242,969	8,345,103
Commitments and contingencies (Note 12)
Shareholders’ equity:
Ordinary shares, $.001 par value; 490,000,000 shares authorized; 235,484,613 shares issued and 217,650,644 shares outstanding at December 31, 2018 and 233,840,523 shares issued and 228,528,562 shares outstanding at December 31, 2017	235	233
Additional paid-in capital	4,129,639	3,998,694
Accumulated other comprehensive income (loss)	(161,647)	26,966
Retained earnings	2,898,840	1,963,128
Treasury shares (17,833,969 ordinary shares at December 31, 2018 and 5,311,961 ordinary shares at December 31, 2017 at cost)	(904,066)	(239,255)
Total shareholders’ equity	5,963,001	5,749,766
Total liabilities and shareholders’ equity	$15,205,970	$14,094,869

The accompanying notes are an integral part of these consolidated financial statements.

Norwegian Cruise Line Holdings Ltd.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2018	2017	2016
Cash flows from operating activities
Net income	$954,843	$759,872	$633,085
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	566,972	521,484	445,635
(Gain) loss on derivatives	—	(103)	79
Deferred income taxes, net	1,508	9,153	(2,448)
Loss on extinguishment of debt	6,346	22,211	38,180
Provision for bad debts and inventory	5,570	2,431	3,866
Share-based compensation expense	115,983	87,039	66,414
Net foreign currency adjustments	(5,537)	—	—
Changes in operating assets and liabilities:
Accounts receivable, net	(15,886)	15,050	(20,983)
Inventories	(9,052)	(17,129)	(9,184)
Prepaid expenses and other assets	(29,519)	(22,714)	(13,363)
Accounts payable	106,387	14,047	(5,755)
Accrued expenses and other liabilities	114,953	55,894	(6,410)
Advance ticket sales	262,603	154,012	134,971
Net cash provided by operating activities	2,075,171	1,601,247	1,264,087
Cash flows from investing activities
Additions to property and equipment, net	(1,566,796)	(1,372,214)	(1,092,091)
Net proceeds from sale of Hawaii land-based operations	—	499	—
Promissory note receipts	1,011	165	—
Cash received on settlement of derivatives	64,796	2,346	131
Cash paid on settlement of derivatives	(1,719)	(35,694)	(36,954)
Net cash used in investing activities	(1,502,708)	(1,404,898)	(1,128,914)
Cash flows from financing activities
Repayments of long-term debt	(1,716,244)	(1,916,885)	(3,744,029)
Repayments to Affiliate	—	—	(18,522)
Proceeds from long-term debt	1,904,865	1,816,390	3,753,928
Proceeds from employee related plans	28,819	30,032	9,169
Net share settlement of restricted share units	(13,855)	(6,342)	—
Purchases of treasury shares	(664,811)	—	(49,999)
Early redemption premium	(5,154)	(15,506)	(19,250)
Deferred financing fees and other	(118,422)	(56,195)	(54,060)
Net cash used in financing activities	(584,802)	(148,506)	(122,763)
Net increase (decrease) in cash and cash equivalents	(12,339)	47,843	12,410
Cash and cash equivalents at beginning of year	176,190	128,347	115,937
Cash and cash equivalents at end of year	$163,851	$176,190	$128,347

The accompanying notes are an integral part of these consolidated financial statements.

Norwegian Cruise Line Holdings Ltd.

Consolidated Statements of Changes in Shareholders’ Equity

(in thousands)

	Ordinary Shares	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Shares	Total Shareholders’ Equity
Balance, December 31, 2015	$232	$3,814,536	$(412,650)	$568,018	$(189,256)	$3,780,880
Share-based compensation	—	66,414	—	—	—	66,414
Issuance of shares under employee related plans	—	9,169	—	—	—	9,169
Treasury shares	—	—	—	—	(49,999)	(49,999)
Other comprehensive income, net	—	—	98,177	—	—	98,177
Net income	—	—	—	633,085	—	633,085
Balance, December 31, 2016	232	3,890,119	(314,473)	1,201,103	(239,255)	4,537,726
Share-based compensation	—	87,039	—	—	—	87,039
Issuance of shares under employee related plans	1	30,031	—	—	—	30,032
Net share settlement of restricted share units	—	(6,342)	—	—	—	(6,342)
Cumulative change in accounting policy	—	(2,153)	—	2,153	—	—
Other comprehensive income, net	—	—	341,439	—	—	341,439
Net income	—	—	—	759,872	—	759,872
Balance, December 31, 2017	233	3,998,694	26,966	1,963,128	(239,255)	5,749,766
Share-based compensation	—	115,983	—	—	—	115,983
Issuance of shares under employee related plans	2	28,817	—	—	—	28,819
Repurchase of shares	—	—	—	—	(664,811)	(664,811)
Net share settlement of restricted share units	—	(13,855)	—	—	—	(13,855)
Cumulative change in accounting policy	—	—	(12)	(19,131)	—	(19,143)
Other comprehensive income, net	—	—	(188,601)	—	—	(188,601)
Net income	—	—	—	954,843	—	954,843
Balance, December 31, 2018	$235	$4,129,639	$(161,647)	$2,898,840	$(904,066)	$5,963,001

The accompanying notes are an integral part of these consolidated financial statements.

Norwegian Cruise Line Holdings Ltd.

Notes to the Consolidated Financial Statements

1.	Description of Business and Organization

We are a leading global cruise company which operates the Norwegian Cruise Line, Oceania Cruises and Regent Seven Seas Cruises brands. As of December 31, 2018, we had 26 ships with approximately 54,400 Berths and had orders for eight additional ships to be delivered through 2027, subject to certain conditions. These eight orders consist of Norwegian Encore, a Breakaway Plus Class Ship, for delivery in the fall of 2019; Seven Seas Splendor, an Explorer Class Ship, for delivery in the winter of 2020; and Project Leonardo, which will introduce an additional six ships with expected delivery dates through 2027. We also plan to introduce three additional ships (we refer you to Note 17— “Subsequent Events”). The addition of these 11 ships to our fleet will increase our total Berths to approximately 82,000.

Norwegian commenced operations from Miami in 1966. In February 2011, NCLH, a Bermuda limited company, was formed with the issuance to the Sponsors of, in aggregate, 10,000 ordinary shares, with a par value of $.001 per share. In January 2013, NCLH completed its IPO and the ordinary shares of NCLC, all of which were owned by the Sponsors, were exchanged for the ordinary shares of NCLH, and NCLH became the owner of 100% of the ordinary shares and parent company of NCLC (the “Corporate Reorganization”). At the same time, NCLH contributed $460.0 million to NCLC and the historical financial statements of NCLC became those of NCLH. The Corporate Reorganization was affected solely for the purpose of reorganizing our corporate structure.

In November 2014, we completed the Acquisition of Prestige. We believe that the combination of Norwegian and Prestige creates a cruise operating company with a rich product portfolio and strong market presence.

The Sponsors have completed numerous Secondary Equity Offerings of NCLH’s ordinary shares. As of December 2018, the Sponsors no longer own any NCLH ordinary shares.

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

Reclassifications

Certain amounts in prior periods have been reclassified to conform to the current period presentation.

In August 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-15, Statement of Cash Flows (Topic 230) Classification of Certain Cash Receipts and Cash Payments, to eliminate discrepancies in presenting and classifying certain cash receipts and payments in the statement of cash flows. Effective January 1, 2018, the Company adopted the update using a retrospective transition method, which required an adjustment to cash flows from operating activities and financing activities in our consolidated statements of cash flows for the years ended December 31, 2017 and 2016. Cash payments for debt prepayment or debt extinguishment costs, including third-party costs, other fees paid to lenders and premiums paid that are directly related to debt prepayment or debt extinguishment, excluding accrued interest, are required to be classified as cash outflows from financing activities.

The effects of the change on our consolidated statements of cash flows were as follows (in thousands):

	Year Ended December 31,
	2017			2016
	As Reported	Previously Reported	Effect of Change	As Reported	Previously Reported	Effect of Change
Cash flows from operating activities
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on extinguishment of debt (previously write-off of financing fees)	$22,211	$6,705	$15,506	$38,180	$18,930	$19,250
Changes in operating assets and liabilities:
Prepaid expenses and other assets	$(22,714)	$(22,714)	$—	$(13,363)	$(18,534)	$5,171
Net cash provided by operating activities	$1,601,247	$1,585,741	$15,506	$1,264,087	$1,239,666	$24,421

Cash flows from financing activities
Early redemption premium	$(15,506)	$—	$(15,506)	$(19,250)	$—	$(19,250)
Deferred financing fees and other	$(56,195)	$(56,195)	$—	$(54,060)	$(48,889)	$(5,171)
Net cash used in financing activities	$(148,506)	$(133,000)	$(15,506)	$(122,763)	$(98,342)	$(24,421)

Cash and Cash Equivalents

Cash and cash equivalents are stated at cost and include cash and investments with original maturities of three months or less at acquisition and also include amounts due from credit card processors.

Accounts Receivable, Net

Accounts receivable are shown net of an allowance for doubtful accounts of $9.6 million and $5.9 million as of December 31, 2018 and 2017, respectively.

Inventories

Inventories mainly consist of provisions, supplies and fuel and are carried at the lower of cost or net realizable value using the first-in, first-out method of accounting.

Advertising Costs

Advertising costs are expensed as incurred except for those that result in tangible assets, including brochures, which are treated as prepaid expenses and charged to expense as consumed. Advertising costs of $0.8 million and $2.4 million as of December 31, 2018 and 2017, respectively, are included in prepaid expenses and other assets. Expenses related to advertising costs totaled $327.3 million, $289.1 million and $270.5 million for the years ended December 31, 2018, 2017 and 2016, respectively.

Earnings Per Share

Basic earnings per share is computed by dividing net income by the basic weighted-average number of shares outstanding during each period. Diluted earnings per share is computed by dividing net income by diluted weighted-average shares outstanding.

A reconciliation between basic and diluted earnings per share was as follows (in thousands, except share and per share data):

	Year Ended December 31,
	2018	2017	2016
Net income	$954,843	$759,872	$633,085
Basic weighted-average shares outstanding	223,001,739	228,040,825	227,121,875
Dilutive effect of share awards	1,417,466	1,377,501	728,411
Diluted weighted-average shares outstanding	224,419,205	229,418,326	227,850,286
Basic earnings per share	$4.28	$3.33	$2.79
Diluted earnings per share	$4.25	$3.31	$2.78

For the years ended December 31, 2018, 2017 and 2016, a total of 4.7 million, 5.6 million and 7.1 million shares, respectively, have been excluded from diluted weighted-average shares outstanding because the effect of including them would have been anti-dilutive.

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

Depreciation is computed on a straight-line basis over the estimated useful lives of the assets, after a 15% reduction for the estimated residual values of ships as follows:

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

For our annual impairment evaluation, we performed a Step 0 Test for the Norwegian, Regent Seven Seas and Oceania Cruises reporting units. As of December 31, 2018, there was $523.0 million, $462.1 million and $403.8 million of goodwill for the Oceania Cruises, Regent Seven Seas and Norwegian reporting units, respectively. As of December 31, 2018, our annual review consisting of the Step 0 Test supports the carrying value of these assets.

Revenue and Expense Recognition

Deposits on advance ticket sales are deferred when received and are subsequently recognized as revenue ratably during the voyage sailing days as services are rendered over time on the ship. Cancellation fees are recognized in passenger ticket revenue in the month of the cancellation. Goods and services associated with onboard revenue are generally provided at a point in time and revenue is recognized when the performance obligation is satisfied. A receivable is recognized for onboard goods and services rendered when the voyage is not completed before the end of the period. All associated direct costs of a voyage are recognized as incurred in cruise operating expenses.

Disaggregation of Revenue

Revenue and cash flows are affected by economic factors in various geographical regions.

Revenues by destination consisted of the following (in thousands):

	Year Ended December 31,
	2018	2017	2016
North America	$3,543,282	$3,285,903	$3,132,208
Europe	1,462,698	1,347,381	1,148,403
Asia-Pacific	721,404	394,631	196,978
Other	327,742	368,260	396,751
Total Revenues	$6,055,126	$5,396,175	$4,874,340

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

Although we sell cruises on an international basis, our passenger ticket revenue is primarily attributed to U.S.-sourced guests who make reservations in the U.S. Revenue attributable to U.S.-sourced guests was 77%, 77% and 81% for the years ended December 31, 2018, 2017 and 2016, respectively. No other individual country’s revenues exceeded 10% in any of our last three years.

Substantially all of our long-lived assets are located outside of the U.S. and consist primarily of our ships. We had 18 ships with Bahamas registry with a carrying value of $9.1 billion as of December 31, 2018 and 17 ships with Bahamas registry with a carrying value of $8.0 billion as of December 31, 2017. We had seven ships with Marshall Island registry with a carrying value of $1.9 billion as of December 31, 2018 and 2017. We also had one ship with U.S. registry with a carrying value of $0.3 billion as of December 31, 2018 and 2017.

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

Foreign Currency

The majority of our transactions are settled in U.S. dollars. Gains or losses resulting from transactions denominated in other currencies are recognized in income at each balance sheet date. We recognized (gains) losses of $(19.8) million, $14.2 million and $(4.5) million for the years ended December 31, 2018, 2017 and 2016, respectively.

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

Concentrations of Credit Risk

We monitor concentrations of credit risk associated with financial and other institutions with which we conduct significant business. Credit risk, including but not limited to counterparty non-performance under derivative instruments, our Revolving Loan Facility and new ship progress payment guarantees, is not considered significant, as we primarily conduct business with large, well-established financial institutions and insurance companies that we have well-established relationships with and that have credit risks acceptable to us or the credit risk is spread out among a large number of creditors. We do not anticipate non-performance by any of our significant counterparties.

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

We provide a valuation allowance on deferred tax assets when it is more likely than not that such assets will not be realized. With respect to acquired deferred tax assets, changes within the measurement period that result from new information about facts and circumstances that existed at the acquisition date shall be recognized through a corresponding adjustment to goodwill. Subsequent to the measurement period, all other changes shall be reported as a reduction or increase to income tax expense in our consolidated statements of operations.

Share-Based Compensation

We recognize expense for our share-based compensation awards using a fair-value-based method. Share-based compensation expense is recognized over the requisite service period for awards that are based on a service period and not contingent upon any future performance. We refer you to Note 10— “Employee Benefits and Share-Based Compensation.”

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

On January 1, 2018, the Company adopted ASU No. 2017-12, Derivatives and Hedging (Topic 815) — Targeted Improvements to Accounting for Hedging Activities, which simplifies the accounting for derivatives. For derivative instruments that are designated and qualify as cash flow hedges, the gain or loss on the derivative instrument is reported as a component of other comprehensive income (loss), reclassified into earnings in the same period or periods during which the hedged transaction affects earnings and presented in the same income statement line item as the earnings effect of the hedged item. The Company recorded a cumulative effect adjustment to accumulated other comprehensive income (loss) with a corresponding adjustment to the opening balance of retained earnings related to the elimination of the separate measurement of ineffectiveness for its cash flow hedges, upon adoption. The adjustments were not material to the Company’s consolidated financial statements. We refer you to Note 9— “Fair Value Measurements and Derivatives” in these notes to consolidated financial statements.

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

In December 2017, the Act was enacted, and among other provisions, reduced the U.S. federal corporate income tax rate from 35% to 21%. Also in December 2017, the SEC staff issued Staff Accounting Bulletin (“SAB”) No. 118, which addresses the recognition of provisional amounts when a company does not have the necessary information available, prepared or analyzed (including computations) in reasonable detail to complete its accounting for the effect of the changes by the Act. The measurement period ends when a company has obtained, prepared and analyzed the information necessary to finalize its accounting, but cannot extend beyond one year. The Company completed the accounting for the tax effects of enactment of the Act. There was no material change to the $7.4 million reduction of the value of net deferred tax liabilities (which represent future tax expenses) recorded in 2017 as a discrete tax benefit resulting from the lower U.S. federal corporate income tax rate under the Act. Other aspects of the Act were either not applicable or did not have a material impact on the Company’s consolidated financial statements.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which sets out the principles for the recognition, measurement, presentation and disclosure of leases. The update was issued to increase transparency and comparability among organizations by recognizing rights and obligations resulting from leases as lease assets and liabilities on the balance sheet and disclosing key information about leasing arrangements for leases with a term of 12 months or more. The update modifies lessors’ classification criteria for leases and the accounting for sales-type and direct financing leases. The update requires qualitative and quantitative disclosures designed to give financial statement users additional information on the amount, timing, and uncertainty of cash flows arising from leases. The update is effective for annual reporting periods, and interim periods within those annual periods, beginning after December 15, 2018. The Company has engaged a third party to assist in reviewing the Company’s existing leases and evaluating the Company’s existing contracts to identify those that are considered to be leases under the new guidance. The Company will elect to combine lease and non-lease components as a lessee, to keep leases with an initial term of 12 months or less off the balance sheet, and, if any non-lease component associated with the lease component is the predominant component, the Company will account for the combined component in accordance with FASB ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“Topic 606”), as the lessor. The update is to be applied retrospectively with a cumulative-effect adjustment on January 1, 2019. The Company continues to evaluate the effect that the update will have on the Company’s consolidated financial statements. The Company expects the update to have a material effect on the Company’s assets and liabilities, which will result in a balance sheet presentation that is not comparable to the prior period in the first year of adoption. The Company does not expect the update to have a material impact on the Company’s annual results of operations and/or cash flows.

3.	Revenue and Expense from Contracts with Customers

On January 1, 2018, we adopted Topic 606, which supersedes the revenue recognition requirements in Accounting Standards Codification 605—Revenue Recognition (Topic 605) (“Topic 605”). Using the modified retrospective method, we applied the new requirements to those contracts which were not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented below under “— Financial Statement Presentation” and “— Impacts on Financial Statements,” while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting under Topic 605.

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

Contract Balances

Receivables from customers are included within accounts receivables, net. As of December 31, 2018 and January 1, 2018, our receivables from customers were $17.3 million and $13.8 million, respectively.

Contract liabilities represent the Company’s obligation to transfer goods and services to a customer. A customer deposit held for a future cruise is generally considered a contract liability only when final payment is both due and paid by the customer and is usually recognized in earnings within 180 days of becoming a contract. Other deposits held and included within advance ticket sales or other long-term liabilities are not considered contract liabilities as they are largely cancelable and refundable. Our contract liabilities are included within advance ticket sales. As of December 31, 2018 and January 1, 2018, our contract liabilities were $1.2 billion and $1.0 billion, respectively. Of the amounts included within contract liabilities, approximately 50% were refundable in accordance with our cancellation policies. Approximately $1.0 billion of the January 1, 2018 contract liability balance has been recognized in revenue for the year ended December 31, 2018.

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

Contract Costs

Management expects that incremental commissions and credit card fees paid as a result of obtaining ticket contracts are recoverable; therefore, we recognize these amounts as assets when they are paid prior to the voyage. Costs of air tickets and port taxes and fees that fulfill future performance obligations are also considered recoverable and are recorded as assets. As of December 31, 2018, $116.3 million of costs incurred to obtain customers and $32.5 million of costs to fulfill contracts with customers are recognized as assets within prepaid expenses and other assets. Incremental commissions, credit card fees, air ticket costs, and port taxes and fees are recognized ratably over the voyage sailing dates, concurrent with associated revenue, and are primarily in commissions, transportation and other expense.

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

The following table summarizes the impact of the adoption of Topic 606 on our consolidated balance sheet, which has been adjusted for deferred contract costs that would have been included, net, in advance ticket sales, as of December 31, 2018 (in thousands):

	As Reported	Adjustments	Balances Without Adoption of Topic 606
Prepaid expenses and other assets	$241,011	$(63,628)	$177,383
Total assets	$15,205,970	$(63,628)	$15,142,342
Advance ticket sales	$1,593,219	$(63,628)	$1,529,591
Total liabilities and shareholders’ equity	$15,205,970	$(63,628)	$15,142,342

The following table summarizes the impact of the adoption of Topic 606 on our consolidated statement of cash flows for the year ended December 31, 2018 (in thousands):

	As Reported	Adjustments	Balances Without Adoption of Topic 606
Changes in operating assets and liabilities:
Prepaid expenses and other assets	$(29,519)	$12,029	$(17,490)
Advance ticket sales	$262,603	$(12,029)	$250,574
Net cash provided by operating activities	$2,075,171	$—	$2,075,171

4.	Goodwill and Intangible Assets

Goodwill and tradenames are not subject to amortization. As of December 31, 2018 and 2017, the carrying values were $1.4 billion for goodwill and $0.8 billion for tradenames.

The gross carrying amounts of intangible assets included within other long-term assets, the related accumulated amortization, the net carrying amounts and the weighted-average amortization periods of the Company’s intangible assets are listed in the following tables (in thousands, except amortization period):

	December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted- Average Amortization Period (in years)
Customer relationship	$120,000	$(91,756)	$28,244	6.0
Licenses	3,368	(2,874)	494	5.6
Total intangible assets subject to amortization	$123,368	$(94,630)	$28,738

	December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted- Average Amortization Period (in years)
Customer relationship	$120,000	$(66,866)	$53,134	6.0
Licenses	3,368	(1,601)	1,767	5.6
Non-compete agreements	660	(660)	—	1.0
Total intangible assets subject to amortization	$124,028	$(69,127)	$54,901

The aggregate amortization expense is as follows (in thousands):

	Year Ended December 31,
	2018	2017	2016
Amortization expense	$26,163	$31,232	$22,160

The following table sets forth the Company’s estimated aggregate amortization expense for each of the five years below (in thousands):

Year Ended December 31,	Amortization Expense
2019	$18,489
2020	$9,906
2021	$75
2022	$75
2023	$75

5.	Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) was as follows (in thousands):

	Year Ended December 31, 2018
	Accumulated Other Comprehensive Income (Loss)	Change Related to Cash Flow Hedges		Change Related to Shipboard Retirement Plan
Accumulated other comprehensive income (loss) at beginning of period	$26,966	$33,861		$(6,895)
Current period other comprehensive income (loss) before reclassifications	(158,943)	(161,214)		2,271
Amounts reclassified into earnings	(29,670)	(30,096	)(1)	426 (2)
Accumulated other comprehensive income (loss) at end of period	$(161,647)	$(157,449	)(3)	$(4,198)

	Year Ended December 31, 2017
	Accumulated Other Comprehensive Income (Loss)	Change Related to Cash Flow Hedges		Change Related to Shipboard Retirement Plan
Accumulated other comprehensive income (loss) at beginning of period	$(314,473)	$(307,618)		$(6,855)
Current period other comprehensive income (loss) before reclassifications	304,226	304,684		(458)
Amounts reclassified into earnings	37,213	36,795	(1)	418 (4)
Accumulated other comprehensive income (loss) at end of period	$26,966	$33,861		$(6,895)

	Year Ended December 31, 2016
	Accumulated Other Comprehensive Income (Loss)	Change Related to Cash Flow Hedges	Change Related to Shipboard Retirement Plan
Accumulated other comprehensive income (loss) at beginning of period	$(412,650)	$(405,298)	$(7,352)
Current period other comprehensive income before reclassifications	1,776	1,711	65
Amounts reclassified into earnings	96,401	95,969 (1)	432 (4)
Accumulated other comprehensive income (loss) at end of period	$(314,473)	$(307,618)	$(6,855)

(1)	We refer you to Note 9— “Fair Value Measurements and Derivatives” in these notes to consolidated financial statements for the affected line items in the consolidated statements of operations.
(2)	Amortization of prior-service cost and actuarial loss reclassified to other income (expense), net.
(3)	Includes $21.1 million of loss expected to be reclassified into earnings in the next 12 months.
(4)	Amortization of prior-service cost and actuarial loss reclassified to payroll and related expense.

6.	Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	December 31,
	2018	2017
Ships	$13,032,555	$11,814,409
Ships improvements	1,407,989	1,060,049
Ships under construction	491,632	521,597
Land and land improvements	34,936	37,535
Other	558,052	487,921
	15,525,164	13,921,511
Less: accumulated depreciation	(3,405,911)	(2,881,023)
Property and equipment, net	$12,119,253	$11,040,488

The increase in ships was primarily due to the addition of Norwegian Bliss. Depreciation expense for the years ended December 31, 2018, 2017 and 2016 was $534.9 million, $478.7 million and $411.4 million, respectively. Repairs and maintenance expenses including Dry-dock expenses were $199.5 million, $157.2 million and $155.4 million for the years ended December 31, 2018, 2017 and 2016, respectively, and were recorded within other cruise operating expense.

Ships under construction include progress payments to the shipyard, planning and design fees and other associated costs. Capitalized interest costs which were primarily associated with the construction or revitalization of ships amounted to $30.4 million, $29.0 million and $33.7 million for the years ended December 31, 2018, 2017 and 2016, respectively.

7.	Long-Term Debt

Long-term debt consisted of the following:

	Interest Rate December 31,		Maturities	Balance December 31,
	2018	2017	Through	2018	2017
				(in thousands)

$875.0 million senior secured revolving credit facility	3.96%	3.27%	2021	$130,000	$78,000
Term Loan A	4.01%	3.32%	2021	1,256,167	1,385,196
$375.0 million Term Loan B (1)	4.26%	3.18%	2021	368,982	371,914
$700.0 million 4.750% senior unsecured notes	4.75%	4.75%	2021	561,021	693,413
€662.9 million Norwegian Epic term loan (2)	4.58%	3.44%	2022	259,394	328,646
€308.1 million Pride of Hawai’i loan (2)	—	2.31%	2018	—	18,438
€529.8 million Breakaway one loan (2)	4.09%	2.97%	2025	360,680	415,039
€529.8 million Breakaway two loan (2)	4.50%	4.50%	2026	426,503	482,133
€590.5 million Breakaway three loan (2)	2.98%	2.98%	2027	537,223	595,494
€729.9 million Breakaway four loan (2)	2.98%	2.98%	2029	694,536	758,595
€666 million Seahawk 1 term loan (2)	3.92%	3.92%	2030	756,061	184,837
€666 million Seahawk 2 term loan (2)	3.92%	3.92%	2031	187,612	90,351
Leonardo newbuild one loan	2.68%	—	2034	48,009	—
Leonardo newbuild two loan	2.77%	—	2035	48,009	—
Leonardo newbuild three loan	1.22%	—	2036	43,667	—
Leonardo newbuild four loan	1.31%	—	2037	43,667	—
Sirena loan	2.75%	2.75%	2019	13,856	27,344
Explorer newbuild loan	3.43%	3.43%	2028	268,970	295,093
Marina newbuild loan (3)	3.07%	2.00%	2023	201,007	245,706
Riviera newbuild loan (4)	3.32%	2.11%	2024	247,203	292,183
Capital lease and license obligations	Various	Various	2028	39,524	45,383
Total debt				6,492,091	6,307,765
Less: current portion of long-term debt				(681,218)	(619,373)
Total long-term debt				$5,810,873	$5,688,392

(1)	Includes original issue discount of $0.7 million and $0.9 million as of December 31, 2018 and 2017, respectively.
(2)	Currently U.S. dollar-denominated.
(3)	Includes premium of $0.1 million and $0.2 million as of December 31, 2018 and 2017, respectively.
(4)	Includes premium of $0.2 million as of December 31, 2018 and 2017.

On April 19, 2018, we took delivery of Norwegian Bliss. To finance the payment due upon delivery, we had export financing in place for 80% of the contract price. The associated $850.0 million term loan bears interest at a fixed rate of 3.92% with a maturity date of April 19, 2030. Principal and interest payments are payable semiannually.

On April 4, 2018, we redeemed $135.0 million principal amount of the $700.0 million aggregate principal amount of outstanding 4.75% Senior Notes due 2021 (the “Notes”) at a price equal to 100% of the principal amount of the Notes being redeemed and paid the premium of $5.1 million and accrued interest of $1.9 million. The redemption also resulted in a write off of $1.2 million of certain fees. Following the partial redemption, $565.0 million aggregate principal amount of Notes remained outstanding.

Interest expense, net for the year ended December 31, 2018 was $270.4 million which included $31.4 million of amortization of deferred financing fees and a $6.3 million loss on extinguishment of debt. Interest expense, net for the year ended December 31, 2017 was $267.8 million which included $32.5 million of amortization of deferred financing fees and a $23.9 million loss on extinguishment of debt. Interest expense, net for the year ended December 31, 2016 was $276.9 million which included $34.7 million of amortization of deferred financing fees and a $27.7 million loss on extinguishment of debt.

Certain of our debt agreements contain covenants that, among other things, require us to maintain a minimum level of liquidity, as well as limit our net funded debt-to-capital ratio, and maintain certain other ratios and restrict our ability to pay dividends. Substantially all of our ships and other property and equipment are pledged as collateral for certain of our debt. We believe we were in compliance with our covenants as of December 31, 2018.

The following are scheduled principal repayments on long-term debt including capital lease obligations as of December 31, 2018 for each of the next five years (in thousands):

Year	Amount
2019	$681,218
2020	682,556
2021	2,549,621
2022	494,186
2023	434,902
Thereafter	1,767,383
Total	$6,609,866

We had an accrued interest liability of $37.2 million and $31.9 million as of December 31, 2018 and 2017, respectively.

8.	Related Party Disclosures

Transactions with Genting HK and Apollo

In December 2018, as part of a public equity offering of NCLH’s ordinary shares owned by Apollo and Genting HK, NCLH repurchased 1,683,168 of its ordinary shares sold in the offering for approximately $85.0 million pursuant to its new Repurchase Program.

In March 2018, as part of a public equity offering of NCLH’s ordinary shares owned by Apollo and Genting HK, NCLH repurchased 4,722,312 of its ordinary shares sold in the offering for approximately $263.5 million pursuant to its then existing share repurchase program.

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

Derivatives

We are exposed to market risk attributable to changes in interest rates, foreign currency exchange rates and fuel prices. We attempt to minimize these risks through a combination of our normal operating and financing activities and through the use of derivatives. We assess whether derivatives used in hedging transactions are “highly effective” in offsetting changes in the cash flow of our hedged forecasted transactions. We use regression analysis for this hedge relationship and high effectiveness is achieved when a statistically valid relationship reflects a high degree of offset and correlation between the fair values of the derivative and the hedged forecasted transaction. Cash flows from the derivatives are classified in the same category as the cash flows from the underlying hedged transaction. If it is determined that the hedged forecasted transaction is no longer probable of occurring, then the amount recognized in accumulated other comprehensive income (loss) is released to earnings. There are no amounts excluded from the assessment of hedge effectiveness and there are no credit-risk-related contingent features in our derivative agreements. We monitor concentrations of credit risk associated with financial and other institutions with which we conduct significant business. Credit risk, including but not limited to counterparty non-performance under derivatives, is not considered significant, as we primarily conduct business with large, well-established financial institutions with which we have established relationships, and which have credit risks acceptable to us, or the credit risk is spread out among many creditors. We do not anticipate non-performance by any of our significant counterparties.

As of December 31, 2018, we had fuel swaps, which are used to mitigate the financial impact of volatility of fuel prices pertaining to approximately 1.3 million metric tons of our projected fuel purchases, maturing through December 31, 2021.

As of December 31, 2018, we had foreign currency forward contracts, matured foreign currency options and matured foreign currency collars which are used to mitigate the financial impact of volatility in foreign currency exchange rates related to our ship construction contracts denominated in euros. The notional amount of our foreign currency forward contracts was €2.1 billion, or $2.4 billion based on the euro/U.S. dollar exchange rate as of December 31, 2018.

As of December 31, 2018, we had interest rate swap agreements which are used to hedge our exposure to interest rate movements and manage our interest expense. The notional amount of our outstanding debt associated with the interest rate swap agreements was $1.0 billion as of December 31, 2018.

The derivatives measured at fair value and the respective location in the consolidated balance sheets includes the following (in thousands):

		Assets		Liabilities
Derivative Contracts Designated as		December 31,		December 31,
Hedging Instruments	Balance Sheet Location	2018	2017	2018	2017
Fuel contracts
	Prepaid expenses and other assets	$2,583	$19,220	$1	$2,406
	Other long-term assets	197	19,854	29	3,469
	Accrued expenses and other liabilities	1,173	—	19,547	3,348
	Other long-term liabilities	933	576	51,184	2,148
Foreign currency contracts
	Prepaid expenses and other assets	5,285	52,300	1,497	730
	Other long-term assets	3,514	85,081	—	—
	Accrued expenses and other liabilities	112	—	5,145	—
	Other long-term liabilities	2,874	—	40,476	—
Interest rate contracts
	Prepaid expenses and other assets	519	—	—	—
	Other long-term assets	27	—	—	—
	Accrued expenses and other liabilities	—	—	—	1,020
Total derivative contracts designated as hedging instruments		$17,217	$177,031	$117,879	$13,121

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

The gross and net amounts recognized within assets and liabilities include the following (in thousands):

December 31, 2018	Gross Amounts	Gross Amounts Offset	Total Net Amounts	Gross Amounts Not Offset	Net Amounts
Assets	$12,125	$(1,527)	$10,598	$(6,872)	$3,726
Liabilities	$116,352	$(5,092)	$111,260	$(35,718)	$75,542

December 31, 2017	Gross Amounts	Gross Amounts Offset	Total Net Amounts	Gross Amounts Not Offset	Net Amounts
Assets	$176,455	$(6,605)	$169,850	$(127,924)	$41,926
Liabilities	$6,516	$(576)	$5,940	$(1,020)	$4,920

The effects of cash flow hedge accounting on accumulated other comprehensive income (loss) include the following (in thousands):

Derivatives	Amount of Gain (Loss) Recognized in Other Comprehensive Income			Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income
	Year Ended December 31,				Year Ended December 31,
	2018	2017	2016		2018	2017	2016
Fuel contracts	$(52,949)	$50,263	$127,470	Fuel	$34,410	$(29,721)	$(88,442)
Foreign currency contracts	(108,911)	254,070	(124,058)	Depreciation and amortization	(3,463)	(4,077)	(3,581)
Interest rate contracts	646	351	(1,701)	Interest expense, net	(851)	(2,997)	(3,946)
Total gain (loss) recognized in other comprehensive income	$(161,214)	$304,684	$1,711		$30,096	$(36,795)	$(95,969)

The effects of cash flow hedge accounting on the consolidated statements of operations include the following (in thousands):

	Year Ended December 31, 2018			Year Ended December 31, 2017
	Fuel	Depreciation and Amortization	Interest Expense, net	Fuel	Depreciation and Amortization	Interest Expense, net
Total amounts of income and expense line items presented in the consolidated statements of operations in which the effects of cash flow hedges are recorded	$392,685	$561,060	$270,404	$361,032	$509,957	$267,804

Amount of gain (loss) reclassified from accumulated other comprehensive income (loss) into income
Fuel contracts	$34,410	$—	$—	$(29,721)	$—	$—
Foreign currency contracts	$—	$(3,463)	$—	$—	$(4,077)	$—
Interest rate contracts	$—	$—	$(851)	$—	$—	$(2,997)

The effects of cash flow hedge accounting on the consolidated statements of operations include the following (in thousands):

	Year Ended December 31, 2016
	Fuel	Depreciation and Amortization	Interest Expense, net	Other (Income) Expense, net
Total amounts of income and expense line items presented in the consolidated statements of operations in which the effects of cash flow hedges are recorded	$335,174	$432,495	$276,859	$8,302

Amount of loss reclassified from accumulated other comprehensive income (loss) into income
Fuel contracts	$(85,448)	$—	$—	$—
Foreign currency contracts	$—	$(3,581)	$—	$—
Interest rate contracts	$—	$—	$(3,946)	$—

Amount of loss reclassified from accumulated other comprehensive income (loss) into income as a result that a forecasted transaction is no longer probable of occurring
Fuel contracts	$—	$—	$—	$(2,994)

The effects on the consolidated financial statements of the foreign currency contracts which were not designated as hedging instruments were as follows (in thousands):

	Year Ended December 31,
	2018	2017	2016
Gain recognized in other income (expense), net	$—	$—	$4,179

Other

The carrying amounts reported in the consolidated balance sheets of all other financial assets and liabilities approximate fair value.

Long-Term Debt

As of December 31, 2018 and 2017, the fair value of our long-term debt, including the current portion, was $6,601.9 million and $6,448.6 million, respectively, which was $8.4 million higher and $23.5 million higher, respectively, than the carrying values. The difference between the fair value and carrying value of our long-term debt is due to our fixed and variable rate debt obligations carrying interest rates that are above or below market rates at the measurement dates. Market risk associated with our long-term variable rate debt is the potential increase in interest expense from an increase in interest rates. The fair value of our long-term debt was calculated based on estimated rates for the same or similar instruments with similar terms and remaining maturities, which represent Level 2 inputs in the fair value hierarchy.

Non-Recurring Measurements of Non-Financial Assets

Goodwill and other indefinite-lived assets, principally tradenames, are reviewed for impairment on an annual basis or earlier if there is an event or change in circumstances that would indicate that the carrying value of these assets may not be fully recoverable.

We believe our estimates and judgments with respect to our long-lived assets, principally ships, and goodwill and other indefinite-lived intangible assets are reasonable. Nonetheless, if there was a material change in assumptions used in the determination of such fair values or if there is a material change in the conditions or circumstances that influence such assets, we could be required to record an impairment charge. We estimate fair value based on the best information available utilizing estimates, judgments and projections as necessary. As of December 31, 2018, our annual review supports the carrying value of these assets.

10.	Employee Benefits and Share-Based Compensation

Share-Based Compensation

As a result of NCLH’s adoption of ASU No. 2016-09, beginning in the first quarter of 2017, NCLH began accounting for forfeitures as they occur, rather than estimating expected forfeitures. Pursuant to the modified-retrospective application, the net cumulative effect of this change was recognized as a $2.2 million increase to retained earnings as of January 1, 2017. We refer you to our consolidated statements of changes in shareholders’ equity.

Amended and Restated 2013 Performance Incentive Plan

In January 2013, NCLH adopted the 2013 Performance Incentive Plan, which provided for the issuance of up to 15,035,106 of NCLH’s ordinary shares pursuant to awards granted under the plan, with no more than 5,000,000 shares being granted to one individual in any calendar year. In May 2016, the plan was amended and restated (“Restated 2013 Plan”) pursuant to approval from the Board of Directors and NCLH’s shareholders. Among other things, under the Restated 2013 Plan, the number of NCLH’s ordinary shares that may be delivered pursuant to all awards granted under the plan was increased by an additional 12,430,000 shares to a new maximum aggregate limit of 27,465,106 shares. Additionally, the expiration date of the Restated 2013 Plan was extended to March 30, 2026. Share options under the plan are granted with an exercise price equal to the closing market price of NCLH shares at the date of grant. The vesting period for time-based options is typically set at three, four or five years with a contractual life ranging from seven to 10 years. The vesting period for time-based and performance-based restricted share units is generally three years. Forfeited awards will be available for subsequent awards under the Restated 2013 Plan.

Share Option Awards

No time-based share option awards were granted for the years ended December 31, 2018 or 2017. The fair value of each time-based option award is estimated on the date of grant using the Black-Scholes option-pricing model. The estimated fair value of the share options is amortized over the vesting period using the straight-line method. The assumptions used within the option-pricing model for the time-based awards are as follows:

2016
Dividend yield	—%
Expected share price volatility	30.36%-33.01%
Risk-free interest rate	1.20%-1.48%
Expected term	6.00 years

Expected volatility was determined based on the historical share prices in our industry. The risk-free rate was based on U.S. Treasury zero coupon issues with a remaining term equal to the expected option term at grant date. The expected term was calculated under the simplified method.

The performance-based options awarded to our President and Chief Executive Officer in August 2015 are subject to performance conditions such that the number of awards that ultimately vest depends on the adjusted earnings per share (“Adjusted EPS”) and adjusted return on invested capital (“Adjusted ROIC”) achieved by the Company during the performance period compared to targets established at the award date. Although the terms of the performance-based awards provide the compensation committee with the discretion to make certain adjustments to the performance calculation, it was determined that a mutual understanding of the key terms and conditions of the awards has been ascertained. In 2018, the grant date was therefore established for performance-based awards granted in prior years. The fair value of each performance-based option award is estimated on the date of grant using the Black-Scholes option-pricing model. The estimated fair value of the share options is amortized over the requisite service period using the straight-line method. The assumptions used within the option-pricing model for the performance-based awards are as follows:

	2018	2017	2016
Dividend yield	—%	—%	—%
Expected share price volatility	31.50%-32.20%	25.97%	25.97%-30.21%
Risk-free interest rate	2.48-2.58%	1.81%	1.01%-1.93%
Expected term	3.72-4.22 years	4.20 years	4.38-5.13 years

Expected volatility was determined based on the historical share prices in our industry. The risk-free rate was based on U.S. Treasury zero coupon issues with a remaining term equal to the expected option term at grant date. The expected term was calculated under the simplified method.

The following table sets forth a summary of option activity under NCLH’s Restated 2013 Plan, including 208,335 previously awarded performance-based share option awards, for which a grant date was established in 2018, for the period presented:

	Number of Share Option Awards			Weighted-Average Exercise Price			Weighted- Average Contractual Term	Aggregate Intrinsic Value
	Time- Based Awards	Performance- Based Awards	Market- Based Awards	Time- Based Awards	Performance- Based Awards	Market- Based Awards	(in years)	(in thousands)
Outstanding as of January 1, 2018	6,580,898	373,969	208,333	$49.18	$31.39	$59.43	6.99	$50,021
Granted	—	208,335	—	$—	$59.43	$—
Exercised	(674,272)	(115,785)	—	$35.00	$19.00	$—
Forfeited and cancelled	(219,833)	(56,020)	—	$54.76	$56.59	$—
Outstanding as of December 31, 2018	5,686,793	410,499	208,333	$50.65	$45.67	$59.43	6.22	$13,946
Vested and Expected to vest of December 31, 2018	5,686,793	254,249	—	$50.65	$37.22	$—	6.19	13,946
Exercisable as of December 31, 2018	5,022,818	254,249	—	$50.18	$37.22	$—	6.11	13,928

The weighted-average grant-date fair value of time-based options granted during 2016 was $17.11. The weighted-average grant-date fair value of performance-based options granted (or where a grant date had not been previously established, the fair value recognized) during the years ended December 31, 2018, 2017 and 2016 was $15.20, $8.55 and $8.67, respectively. The total intrinsic value of share options exercised during 2018, 2017 and 2016 was $16.7 million, $18.9 million and $5.2 million and total cash received by the Company from exercises was $25.8 million, $27.4 million and $7.6 million, respectively. As of December 31, 2018, there was approximately $2.9 million, $0 and $0 of total unrecognized compensation cost, related to time-based, performance-based and market-based options, respectively, granted under our share-based incentive plans which is expected to be recognized over a weighted-average period of 0.4 years, 0 years and 0 years, respectively.

Restricted Ordinary Share Awards

The following is a summary of NCLH’s restricted ordinary share activity for the period presented:

	Number of Time- Based Awards	Weighted- Average Grant Date Fair Value
Non-vested as of January 1, 2018	858	$58.33
Vested	(429)	$58.25
Non-vested as of December 31, 2018	429	$58.41

The restricted shares vest in substantially equal installments over four years and are expected to vest on January 1, 2019. The total fair value of shares vested during the years ended December 31, 2017 and 2016 was $0.1 million and $1.1 million, respectively.

Restricted Share Unit (“RSU”) Awards

On March 1, 2018, NCLH granted to certain employees 1.6 million time-based RSU awards which vest equally over three years. Also on March 1, 2018, NCLH granted to certain members of our management team 0.5 million performance-based RSU awards, which vest upon the achievement of certain pre-established performance targets and which amount assumes the maximum level of achievement.

The fair value of the time-based and performance-based RSUs is equal to the closing market price of NCLH shares at the date of grant. The performance-based RSUs awarded to certain members of our management team are subject to performance conditions such that the number of shares that ultimately vest depends on the Adjusted EPS and Adjusted ROIC achieved by the Company during the performance period compared to targets established at the award date. Although the terms of the performance-based RSU awards provide the compensation committee with the discretion to make certain adjustments to the performance calculation, it was determined that a mutual understanding of the key terms and conditions of the awards has been ascertained. In 2018, the grant date was therefore established for performance-based RSU awards granted in prior years. The Company remeasures the probability and the cumulative share-based compensation expense of the awards each reporting period until vesting or forfeiture occurs.

The following table sets forth a summary of RSU activity and includes 0.3 million previously awarded performance-based RSU awards for which the grant date was established in 2018 (the number of RSUs reported assumes the maximum level of achievement), for the period presented:

	Number of Time-Based Awards	Weighted- Average Grant Date Fair Value	Number of Performance- Based Awards	Weighted- Average Grant Date Fair Value	Number of Market- Based Awards	Weighted- Average Grant Date Fair Value
Non-vested as of January 1, 2018	2,555,477	$50.86	—	$—	50,000	$59.43
Granted	1,613,077	$56.73	843,998	$56.58	—	$—
Vested	(1,032,927)	$50.66	—	$—	—	$—
Forfeited or expired	(162,595)	$53.40	(18,384)	$56.43	—	$—
Non-vested as of December 31, 2018	2,973,032	$53.98	825,614	$56.58	50,000	$59.43
Non-vested and expected to vest as of December 31, 2018	2,973,032	$53.98	788,114	$56.59	—	$—

As of December 31, 2018, there was total unrecognized compensation costs related to non-vested time-based, non-vested performance-based and market-based RSUs of $97.7 million, $25.8 million and $0, respectively. The costs are expected to be recognized over a weighted-average period of 1.8 years, 1.9 years and 0 years, respectively, for the time-based, performance-based and market-based RSUs. Taxes paid pursuant to net share settlements in 2018 and 2017 were $13.9 million and $6.3 million, respectively.

Employee Stock Purchase Plan (“ESPP”)

In April 2014, NCLH’s shareholders approved the ESPP. The purpose of the ESPP is to provide eligible employees with an opportunity to purchase NCLH’s ordinary shares at a favorable price and upon favorable terms in consideration of the participating employees’ continued services. A maximum of 2,000,000 of NCLH’s ordinary shares may be purchased under the ESPP. To be eligible to participate in an offering period, on the grant date of that period, an individual must be customarily employed by the Company or a participating subsidiary for more than twenty hours per week and for more than five months per calendar year. Participation in the ESPP is also subject to certain limitations. The ESPP is considered to be compensatory based on: a) the 15% purchase price discount and b) the look-back purchase price feature. Since the plan is compensatory, compensation expense must be recorded in the consolidated statements of operations on a straight-line basis over the six-month withholding period. As of December 31, 2018 and 2017, we had a liability for payroll withholdings received of $1.9 million and $1.5 million, respectively.

The compensation expense recognized for share-based compensation for the periods presented include the following (in thousands):

	Share-Based Compensation Expense
Classification of expense	2018	2017	2016

Payroll and related (1)	$15,629	$9,455	$7,793
Marketing, general and administrative (2)	100,354	77,584	58,621
Total share-based compensation expense	$115,983	$87,039	$66,414

(1) (2)	Amounts relate to equity granted to certain of our shipboard officers. Amounts relate to equity granted to certain of our corporate employees.

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

We maintain a 401(k) Plan for our shoreside employees, including our executive officers. Participants may contribute up to 100% of eligible compensation each pay period, subject to certain limitations. We make matching contributions equal to 100% of the first 3% and 50% of amounts greater than 3% to and including 10% of each participant’s contributions subject to certain limitations. In addition, we may make discretionary supplemental contributions to the 401(k) Plan, which shall be allocated pro rata to each eligible participant based on the compensation of the participant relative to the total compensation of all participants. Our matching contributions are vested according to a five-year schedule. The 401(k) Plan is subject to the provisions of ERISA and is intended to be qualified under section 401(a) of the U.S. Internal Revenue Code (the “Code”).

Our matching contributions are reduced by amounts forfeited by those employees who leave the 401(k) Plan prior to vesting fully in the matching contributions. Forfeited contributions of $0.3 million, $0.3 million and $0.1 million were utilized in the years ended December 31, 2018, 2017 and 2016, respectively.

We maintained a Supplemental Executive Retirement Plan (“SERP”), which is a legacy unfunded defined contribution plan for certain executives who were employed by the Company in an executive capacity prior to 2008. The SERP was frozen to future participation following that date. The SERP provided for Company contributions on behalf of the participants to compensate them for the benefits that are limited under the 401(k) Plan. We credited participants under the SERP for amounts that would have been contributed by us to the Company’s previous Defined Contribution Retirement Plan and the former 401(k) Plan without regard to any limitations imposed by the Code. Participants did not make any elective contributions under this plan. We discontinued this plan following the 2015 contributions and paid the previously deferred contributions to participants in early 2017 following the expiration of the required 12 month waiting period.

We recorded combined total expenses related to the above 401(k) Plan and SERP of $9.3 million, $7.3 million and $6.4 million for the years ended December 31, 2018, 2017 and 2016, respectively.

Effective January 2009, we implemented the Shipboard Retirement Plan which computes benefits based on years of service, subject to eligibility requirements. The Shipboard Retirement Plan is unfunded with no plan assets. The current portion of the projected benefit obligation of $1.0 million and $1.1 million was included in accrued expenses and other liabilities as of December 31, 2018 and 2017, respectively, and $23.3 million and $23.5 million was included in other long-term liabilities in our consolidated balance sheets as of December 31, 2018 and 2017, respectively.

The amounts related to the Shipboard Retirement Plan were as follows (in thousands):

	As of or for the Year Ended December 31,
	2018	2017	2016
Pension expense:
Service cost	$2,167	$1,987	$1,863
Interest cost	857	887	874
Amortization of prior service cost	378	378	378
Amortization of actuarial loss	51	40	54
Total pension expense	$3,453	$3,292	$3,169
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$24,587	$22,605	$21,078
Service cost	2,167	1,987	1,863
Interest cost	857	887	874
Actuarial gain (loss)	(2,271)	458	(65)
Direct benefit payments	(1,022)	(1,350)	(1,145)
Projected benefit obligation at end of year	$24,318	$24,587	$22,605
Amounts recognized in the consolidated balance sheets:
Projected benefit obligation	$24,318	$24,587	$22,605

	For the Year Ended December 31,
	2018	2017	2016
Amounts recognized in accumulated other comprehensive income (loss):
Prior service cost	$(4,159)	$(4,537)	$(4,915)
Accumulated actuarial loss	(1,105)	(3,426)	(3,008)
Accumulated other comprehensive income (loss)	$(5,264)	$(7,963)	$(7,923)

The discount rates used in the net periodic benefit cost calculation for the years ended December 31, 2018, 2017 and 2016 were 3.6%, 4.0% and 4.3%, respectively, and the actuarial loss is amortized over 18.93 years. The discount rate is used to measure and recognize obligations, including adjustments to other comprehensive income (loss), and to determine expense during the periods. It is determined by using bond indices which reflect yields on a broad maturity and industry universe of high-quality corporate bonds.

On January 1, 2018, NCLH adopted ASU No. 2017-07, Compensation – Retirement Benefits (Topic 715), which requires the components of pension expense not associated with service costs to be recognized separately from the service cost component and outside operating income. For the year ended December 31, 2018, services costs are recognized in payroll and related expense while non-service cost components are recognized in other income (expense), net. For the years ended December 31, 2017 and 2016, services costs and non-service cost components are both recognized in payroll and related expense.

The pension benefits expected to be paid in each of the next five years and in aggregate for the five years thereafter are as follows (in thousands):

Year	Amount
2019	$986
2020	$971
2021	$1,076
2022	$1,179
2023	$1,333
Next five years	$9,810

11.	Income Taxes

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

The components of net income before income taxes consist of the following (in thousands):

	Year Ended December 31,
	2018	2017	2016
Bermuda	$—	$—	$—
Foreign - Other	969,310	770,614	640,303
Net income before income taxes	$969,310	$770,614	$640,303

The components of the provision for income taxes consisted of the following (expense) benefit (in thousands):

	Year Ended December 31,
	2018	2017	2016
Current:
Bermuda	$—	$—	$—
United States	(7,409)	1,828	(8,736)
Foreign - Other	(5,371)	(4,617)	(2,166)
Total current:	(12,780)	(2,789)	(10,902)
Deferred:
Bermuda	—	—	—
United States	(1,912)	(8,439)	3,684
Foreign - Other	225	486	—
Total deferred:	(1,687)	(7,953)	3,684
Income tax expense	$(14,467)	$(10,742)	$(7,218)

Our reconciliation of income tax expense computed by applying our Bermuda statutory rate and reported income tax expense was as follows (in thousands):

	Year Ended December 31,
	2018	2017	2016
Tax at Bermuda statutory rate	$—	$—	$—
Foreign income taxes at different rates	(17,540)	(28,188)	(10,721)
Tax contingencies	(5)	11,184	(533)
Return to provision adjustments	2,961	(1,397)	418
Benefit from change in tax rate	117	7,659	24
Valuation allowance	—	—	3,594
Income tax expense	$(14,467)	$(10,742)	$(7,218)

Deferred tax assets and liabilities were as follows (in thousands):

	As of December 31,
	2018	2017
Deferred tax assets:
Loss carryforwards	$63,201	$58,789
Other	2,535	2,106
Valuation allowance	(41,924)	(42,154)
Total net deferred assets	23,812	18,741
Deferred tax liabilities:
Property and equipment	(37,448)	(30,869)
Total deferred tax liabilities	(37,448)	(30,869)
Net deferred tax liability	$(13,636)	$(12,128)

We have U.S. net operating loss carryforwards of $278.3 million and $254.8 million for the years ended December 31, 2018 and 2017, respectively, which begin to expire in 2023. We have state net operating loss carryforwards of $4.8 million and $8.9 million for the years ended December 31, 2018 and 2017, respectively, which expire between 2025 through 2035.

Included above are deferred tax assets associated with our operations in Norway for which we have provided a full valuation allowance. We have Norway net operating loss carryforwards of $13.9 million for the years ended December 31, 2018 and 2017, which can be carried forward indefinitely.

Included above are deferred tax assets associated with our branch operations in the U.K. for which we have provided a full valuation allowance. We have U.K. net operating loss carryforwards of $7.5 million and $8.3 million for the years ended December 31, 2018 and 2017, respectively, which can be carried forward indefinitely.

Included above are deferred tax assets associated with Prestige for which we have provided a full valuation allowance. We have U.S. net operating loss carryforwards of $177.5 million and $177.8 million for the years ended December 31, 2018 and 2017, respectively, which begin to expire in 2023. Utilization of the Prestige net operating loss carryforwards may be subject to a substantial annual limitation due to ownership change limitations that have occurred previously and/or that could occur in the future, as provided by Section 382 of the Internal Revenue Code of 1986 (“Section 382”). Ownership changes may limit the amount of net operating loss carryforwards that can be utilized to offset future taxable income and tax, respectively. In general, an ownership change, as defined by Section 382, results from transactions increasing the ownership of certain shareholders or public groups in the stock of a corporation by more than 50 percentage points over a three-year period. If we have experienced an ownership change, utilization of Prestige’s net operating loss carryforwards would be subject to an annual limitation under Section 382. Any limitation may result in expiration of a portion of the net operating loss carryforwards before utilization. Subsequent ownership changes could further impact the limitation in future years. During 2018, we implemented certain tax restructuring that created the potential to utilize the net operating loss carryforwards referred to above. We are currently undergoing a Section 382 study to determine the amount of the Prestige net operating loss carryforwards that can be utilized against future taxable income, the result of which could potentially result in the reversal of all or a portion of the valuation allowance. We expect the study to be complete in the first half of 2019.

In December 2017, the Act was enacted, and among other provisions, reduced the U.S. federal corporate income tax rate from 35% to 21%. Also in December 2017, the SEC staff issued SAB No. 118, which addresses the recognition of provisional amounts when a company does not have the necessary information available, prepared or analyzed (including computations) in reasonable detail to complete its accounting for the effect of the changes in the Act. The measurement period ends when a company has obtained, prepared and analyzed the information necessary to finalize its accounting, but cannot extend beyond one year. The Company completed the accounting for the tax effects of enactment of the Act. There is no material change to the $7.4 million reduction of the value of net deferred tax liabilities (which represents future tax expenses) recorded in 2017 as a discrete tax benefit resulting from the federal corporate income tax rate reduction. Other aspects of the Act were either not applicable or did not have a material impact on the Company’s consolidated financial statements.

The following is a tabular reconciliation of the total amounts of unrecognized tax benefits (in thousands):

	As of December 31,
	2018	2017
Unrecognized tax benefits, beginning of the year	$532	$11,144
Gross increases in tax positions from prior periods	—	300
Settlement of tax positions	—	(250)
Lapse of statute of limitations	—	(10,662)
Unrecognized tax benefits, end of year	$532	$532

In 2017, $10.7 million of unrecognized tax benefits were reversed due to the expiration of the statute of limitations. If the $0.5 million of unrecognized tax benefits at December 31, 2018 were recognized, our effective tax rate would be minimally affected. We believe that there will not be a significant increase or decrease to the tax positions within 12 months of the reporting date. We recognize interest and penalties related to unrecognized tax benefits in income tax expense.

We file income tax returns in the U.S. federal jurisdiction, various U.S. state jurisdictions and foreign jurisdictions. We are generally no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by authorities for years prior to 2015, except for years in which NOLs generated prior to 2015 are utilized.

Due to our international structure as well as the existence of international tax treaties that exempt taxation on certain activities, the repatriation of earnings from our subsidiaries would have no tax impact.

We derive our income from the international operation of ships. We are engaged in a trade or business in the U.S. and receive income from sources within the U.S. Under Section 883, certain foreign corporations are exempt from U. S. federal income or branch profits tax on U.S.-source income derived from or incidental to the international operation of ships. Applicable U.S. treasury regulations provide that a foreign corporation will qualify for the benefits of Section 883 if, in relevant part: (i) the foreign country in which the corporation is organized grants an equivalent exemption for income from the international operation of ships to corporations organized in the U.S., and (ii) the foreign corporation has one or more classes of stock that are “primarily and regularly traded on an established securities market” in the U.S. or another qualifying country. We believe that we qualify for the benefits of Section 883 because we are incorporated in qualifying countries and our ordinary shares are primarily and regularly traded on an established securities market in the U.S.

12.	Commitments and Contingencies

Operating Leases

Total expense under non-cancelable operating lease commitments, primarily for offices, motor vehicles and office equipment was $16.9 million, $17.0 million and $15.0 million for the years ended December 31, 2018, 2017 and 2016, respectively. As of December 31, 2018, minimum annual rentals for non-cancelable leases with initial or remaining terms in excess of one year were as follows (in thousands):

Year	Amount
2019	$16,651
2020	16,105
2021	15,315
2022	14,391
2023	13,462
Thereafter	52,626
Total minimum annual rentals	$128,550

Rental payments applicable to such operating leases are recognized on a straight-line basis over the term of the lease.

Ship Construction Contracts

Project Leonardo will introduce an additional six ships, each approximately 140,000 Gross Tons with approximately 3,300 Berths, with expected delivery dates from 2022 through 2027, subject to certain conditions. The effectiveness of the contracts to construct two of the ships, expected to be delivered in 2026 and 2027, is contingent upon certain Italian government approvals. We have a Breakaway Plus Class Ship, Norwegian Encore, with approximately 168,000 Gross Tons with 4,000 Berths, on order for delivery in the fall of 2019, and an Explorer Class Ship, Seven Seas Splendor, with approximately 55,000 Gross Tons and 750 Berth, on order for delivery in the winter of 2020. We also plan to introduce three additional ships, one for Regent and two for Oceania Cruises (we refer you to Note 17— “Subsequent Events”).

The combined contract prices of the eight ships on order for delivery was approximately €6.3 billion, or $7.2 billion based on the euro/U.S. dollar exchange rate as of December 31, 2018.

We have obtained export credit financing for the ships on order which is expected to fund approximately 80% of each contract price, subject to certain conditions. We refer you to Note 17— “Subsequent Events” for details regarding the financing for certain ships. We do not anticipate any contractual breaches or cancellation to occur. However, if any such events were to occur, it could result in, among other things, the forfeiture of prior deposits or payments made by us and potential claims and impairment losses which may materially impact our business, financial condition and results of operations.

As of December 31, 2018, minimum annual payments for non-cancelable ship construction contracts with initial or remaining terms in excess of one year were as follows (in thousands):

Year	Amount
2019	$912,858
2020	474,869
2021	187,818
2022	1,029,328
2023	946,895
Thereafter	1,589,673
Total minimum annual payments	$5,141,441

Port Facility Commitments

As of December 31, 2018, future commitments to pay for usage of certain port facilities were as follows (in thousands):

Year	Amount
2019	$62,388
2020	73,853
2021	77,829
2022	77,546
2023	79,784
Thereafter	1,366,636
Total port facility future commitments	$1,738,036

Other Commitments

The FMC requires evidence of financial responsibility for those offering transportation on passenger ships operating out of U.S. ports to indemnify passengers in the event of non-performance of the transportation. Accordingly, each of our three brands are required to maintain a $30.0 million third-party performance guarantee in respect of liabilities for non-performance of transportation and other obligations to passengers. The guarantee requirements are subject to additional consumer price index-based adjustments. Also, each of our brands have a legal requirement to maintain a security guarantee based on cruise business originated from the U.K. As of December 31, 2018, approximately British Pound Sterling 30.5 million was in place to support our security guarantees. We also are required by other jurisdictions to establish financial responsibility to meet liability in the event of non-performance of our obligations to passengers from those jurisdictions.

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

Other income (expense), net was a gain of $20.7 million, loss of $10.4 million, and loss of $8.3 million for the years ended December 31, 2018, 2017 and 2016, respectively. In 2018, the income was primarily due to foreign currency exchange gains. In 2017, the expense was primarily due to foreign currency exchange losses. In 2016, the expense was primarily related to $16.1 million of unrealized and realized losses on fuel swap derivative hedge contracts partially offset by $4.5 million of gains on foreign currency exchange and $3.9 million of gains on foreign currency exchange derivative hedge contracts.

14.	Concentration Risk

We contract with a single vendor to provide many of our hotel and restaurant services including both food and labor costs. We incurred expenses of $153.7 million, $152.3 million and $137.2 million for the years ended December 31, 2018, 2017 and 2016, respectively, which are recorded in payroll and related in our consolidated statements of operations.

15.	Supplemental Cash Flow Information

For the year ended December 31, 2018, we had non-cash investing activities related to property and equipment of $39.7 million and net foreign currency adjustments of $5.5 million related to euro-denominated debt related to the financing of two of our Project Leonardo ships. For the year ended December 31, 2018, we paid income taxes of $10.0 million and interest and related fees, net of capitalized interest, of $350.4 million.

For the year ended December 31, 2017, we had non-cash investing activities related to property and equipment of $20.0 million and non-cash investing activities related to capital leases of $13.3 million. For the year ended December 31, 2017, we paid income taxes of $11.7 million and interest and related fees, net of capitalized interest, of $284.9 million.

For the year ended December 31, 2016, we had non-cash investing activities in connection with property and equipment of $26.7 million. For the year ended December 31, 2016, we paid income taxes of $8.8 million and interest and related fees, net of capitalized interest, of $269.5 million.

16.	Quarterly Selected Financial Data (Unaudited) (in thousands, except per share data)

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
	2018	2017	2018	2017	2018	2017	2018	2017
Total revenue	$1,293,403	$1,150,781	$1,522,174	$1,344,103	$1,858,356	$1,651,738	$1,381,193	$1,249,553
Operating income	$167,053	$119,734	$292,152	$275,071	$550,276	$476,820	$209,580	$177,194
Net income	$103,155	$61,910	$226,676	$198,473	$470,378	$400,692	$154,634	$98,797
Earnings per share:
Basic	$0.45	$0.27	$1.02	$0.87	$2.12	$1.76	$0.70	$0.43
Diluted	$0.45	$0.27	$1.01	$0.87	$2.11	$1.74	$0.70	$0.43

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

17.	Subsequent Events

In January 2019, we (a) reduced the pricing of our existing $875.0 million Revolving Loan Facility, (b) reduced the pricing and increased the approximately $1.3 billion principal amount outstanding under the term loan A facility to $1.6 billion, and (c) extended the maturity dates for our Revolving Loan Facility and our term loan A facility to 2024, subject to certain conditions. The applicable margin under the Revolving Loan Facility and term loan A facility and was reduced by 25 basis points from the prior facility. We used the proceeds from the increase in our term loan A facility to prepay all of the then outstanding amounts under the term loan B facility.

In January 2019, we obtained financing for five additional ships with expected delivery dates through 2027, subject to certain Italian government approvals. Two of such ships are Project Leonardo ships which were ordered for delivery in 2026 and 2027 and each have a contract price which is approximately €800.0 million, or $917.4 million based on the exchange rate as of December 31, 2018. We have ordered an additional Explorer Class Ship to be delivered in 2023. The contract price for this ship is approximately €473.5 million, or $543.0 million based on the exchange rate as of December 31, 2018. We also have ordered two Allura Class Ships to be delivered in 2022 and 2025. The contract price for each of these ships is approximately €578.7 million, or $663.6 million based on the exchange rate as of December 31, 2018. We have obtained export credit financing which is expected to fund approximately 80% of the contract price of each ship expected to be delivered through 2027, subject to certain conditions.

