Form 10-Q
period 2019-09-30
Norwegian Cruise Line Holdings Ltd.
filed 2019-11-08
CIK 1513761

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ⌧    No  ◻

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes  ⌧    No  ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

There were 212,757,530 ordinary shares outstanding as of October 31, 2019.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Norwegian Cruise Line Holdings Ltd.

Consolidated Statements of Operations

(Unaudited)

(in thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Revenue
Passenger ticket	$1,373,779	$1,334,460	$3,526,456	$3,301,372
Onboard and other	540,072	523,896	1,455,302	1,372,561
Total revenue	1,913,851	1,858,356	4,981,758	4,673,933
Cruise operating expense
Commissions, transportation and other	330,893	301,349	857,848	769,564
Onboard and other	122,971	117,747	309,447	281,232
Payroll and related	235,833	227,707	688,325	656,868
Fuel	98,943	99,643	297,727	288,286
Food	56,913	56,038	166,305	160,785
Other	145,211	126,460	456,187	403,083
Total cruise operating expense	990,764	928,944	2,775,839	2,559,818
Other operating expense
Marketing, general and administrative	255,148	235,436	744,991	688,986
Depreciation and amortization	156,215	143,700	482,227	415,648
Total other operating expense	411,363	379,136	1,227,218	1,104,634
Operating income	511,724	550,276	978,701	1,009,481
Non-operating income (expense)
Interest expense, net	(60,188)	(69,540)	(199,660)	(202,226)
Other income, net	10,251	98	13,433	11,354
Total non-operating income (expense)	(49,937)	(69,442)	(186,227)	(190,872)
Net income before income taxes	461,787	480,834	792,474	818,609
Income tax benefit (expense)	(11,203)	(10,456)	16,457	(18,400)
Net income	$450,584	$470,378	$808,931	$800,209
Weighted-average shares outstanding
Basic	214,207,716	221,511,630	215,614,098	224,033,156
Diluted	215,499,462	222,752,738	217,050,055	225,422,385
Earnings per share
Basic	$2.10	$2.12	$3.75	$3.57
Diluted	$2.09	$2.11	$3.73	$3.55

The accompanying notes are an integral part of these consolidated financial statements.

Norwegian Cruise Line Holdings Ltd.

Consolidated Statements of Comprehensive Income

(Unaudited)

(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Net income	$450,584	$470,378	$808,931	$800,209
Other comprehensive income (loss):
Shipboard Retirement Plan	95	107	284	319
Cash flow hedges:
Net unrealized gain (loss)	(209,511)	15,365	(211,548)	48,047
Amount realized and reclassified into earnings	(448)	(10,706)	(16,722)	(19,214)
Total other comprehensive income (loss)	(209,864)	4,766	(227,986)	29,152
Total comprehensive income	$240,720	$475,144	$580,945	$829,361

The accompanying notes are an integral part of these consolidated financial statements.

Norwegian Cruise Line Holdings Ltd.

Consolidated Balance Sheets

(Unaudited)

(in thousands, except share data)

	September 30,	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$407,258	$163,851
Accounts receivable, net	67,698	55,249
Inventories	94,254	90,202
Prepaid expenses and other assets	273,506	241,011
Total current assets	842,716	550,313
Property and equipment, net	12,288,897	12,119,253
Goodwill	1,388,931	1,388,931
Tradenames	817,525	817,525
Other long-term assets	600,827	329,948
Total assets	$15,938,896	$15,205,970
Liabilities and shareholders’ equity
Current liabilities:
Current portion of long-term debt	$605,106	$681,218
Accounts payable	72,151	159,564
Accrued expenses and other liabilities	860,698	716,499
Advance ticket sales	1,861,636	1,593,219
Total current liabilities	3,399,591	3,150,500
Long-term debt	5,672,626	5,810,873
Other long-term liabilities	593,255	281,596
Total liabilities	9,665,472	9,242,969
Commitments and contingencies (Note 11)
Shareholders’ equity:
Ordinary shares, $.001 par value; 490,000,000 shares authorized; 237,208,389 shares issued and 212,757,530 shares outstanding at September 30, 2019 and 235,484,613 shares issued and 217,650,644 shares outstanding at December 31, 2018	237	235
Additional paid-in capital	4,208,975	4,129,639
Accumulated other comprehensive income (loss)	(389,633)	(161,647)
Retained earnings	3,707,771	2,898,840
Treasury shares (24,450,859 and 17,833,969 ordinary shares at September 30, 2019 and December 31, 2018, respectively, at cost)	(1,253,926)	(904,066)
Total shareholders’ equity	6,273,424	5,963,001
Total liabilities and shareholders’ equity	$15,938,896	$15,205,970

The accompanying notes are an integral part of these consolidated financial statements.

Norwegian Cruise Line Holdings Ltd.

Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Nine Months Ended
	September 30,
	2019	2018
Cash flows from operating activities
Net income	$808,931	$800,209
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	482,497	420,154
Deferred income taxes, net	(25,731)	3,998
Loss on extinguishment of debt	3,988	6,346
Provision for bad debts and inventory obsolescence	2,852	3,420
Gain on involuntary conversion of assets	(2,800)	—
Share-based compensation expense	82,070	88,797
Net foreign currency adjustments	(4,326)	(4,494)
Changes in operating assets and liabilities:
Accounts receivable, net	(12,741)	(5,649)
Inventories	(4,681)	(14,237)
Prepaid expenses and other assets	1,786	(34,668)
Accounts payable	(86,525)	3,003
Accrued expenses and other liabilities	(27,504)	136,954
Advance ticket sales	262,938	316,268
Net cash provided by operating activities	1,480,754	1,720,101
Cash flows from investing activities
Additions to property and equipment, net	(615,985)	(1,361,678)
Issuance of loans	(36,392)	—
Cash received on settlement of derivatives	289	64,796
Cash paid on settlement of derivatives	(556)	—
Other	7,719	755
Net cash used in investing activities	(644,925)	(1,296,127)
Cash flows from financing activities
Repayments of long-term debt	(2,882,354)	(1,233,499)
Proceeds from long-term debt	2,652,000	1,491,352
Proceeds from employee related plans	18,203	26,642
Net share settlement of restricted share units	(20,935)	(13,840)
Purchases of treasury shares	(349,860)	(463,505)
Early redemption premium	(117)	(5,154)
Deferred financing fees	(9,359)	(115,699)
Net cash used in financing activities	(592,422)	(313,703)
Net increase in cash and cash equivalents	243,407	110,271
Cash and cash equivalents at beginning of period	163,851	176,190
Cash and cash equivalents at end of period	$407,258	$286,461

The accompanying notes are an integral part of these consolidated financial statements.

Norwegian Cruise Line Holdings Ltd.

Consolidated Statements of Changes in Shareholders’ Equity

(Unaudited)

(in thousands)

	Three Months Ended September 30, 2019
			Accumulated
		Additional	Other			Total
	Ordinary	Paid-in	Comprehensive	Retained	Treasury	Shareholders’
	Shares	Capital	Income (Loss)	Earnings	Shares	Equity
Balance, June 30, 2019	$237	$4,176,825	$(179,769)	$3,257,187	$(1,104,137)	$6,150,343
Share-based compensation	—	25,420	—	—	—	25,420
Issuance of shares under employee related plans	—	6,835	—	—	—	6,835
Treasury shares	—	—	—	—	(149,789)	(149,789)
Net share settlement of restricted share units	—	(105)	—	—	—	(105)
Other comprehensive loss, net	—	—	(209,864)	—	—	(209,864)
Net income	—	—	—	450,584	—	450,584
Balance, September 30, 2019	$237	$4,208,975	$(389,633)	$3,707,771	$(1,253,926)	$6,273,424

	Nine Months Ended September 30, 2019
			Accumulated
		Additional	Other			Total
	Ordinary	Paid-in	Comprehensive	Retained	Treasury	Shareholders’
	Shares	Capital	Income (Loss)	Earnings	Shares	Equity
Balance, December 31, 2018	$235	$4,129,639	$(161,647)	$2,898,840	$(904,066)	$5,963,001
Share-based compensation	—	82,070	—	—	—	82,070
Issuance of shares under employee related plans	2	18,201	—	—	—	18,203
Treasury shares	—	—	—	—	(349,860)	(349,860)
Net share settlement of restricted share units	—	(20,935)	—	—	—	(20,935)
Other comprehensive loss, net	—	—	(227,986)	—	—	(227,986)
Net income	—	—	—	808,931	—	808,931
Balance, September 30, 2019	$237	$4,208,975	$(389,633)	$3,707,771	$(1,253,926)	$6,273,424

The accompanying notes are an integral part of these consolidated financial statements.

Norwegian Cruise Line Holdings Ltd.

Consolidated Statements of Changes in Shareholders’ Equity - Continued

(Unaudited)

(in thousands)

	Three Months Ended September 30, 2018
			Accumulated
		Additional	Other			Total
	Ordinary	Paid-in	Comprehensive	Retained	Treasury	Shareholders’
	Shares	Capital	Income (Loss)	Earnings	Shares	Equity
Balance, June 30, 2018	$235	$4,064,138	$51,352	$2,273,828	$(702,760)	$5,686,793
Share-based compensation	—	28,962	—	—	—	28,962
Issuance of shares under employee related plans	—	7,616	—	—	—	7,616
Net share settlement of restricted share units	—	(425)	—	—	—	(425)
Other comprehensive income, net	—	—	4,766	—	—	4,766
Net income	—	—	—	470,378	—	470,378
Balance, September 30, 2018	$235	$4,100,291	$56,118	$2,744,206	$(702,760)	$6,198,090

	Nine Months Ended September 30, 2018
			Accumulated
		Additional	Other			Total
	Ordinary	Paid-in	Comprehensive	Retained	Treasury	Shareholders’
	Shares	Capital	Income (Loss)	Earnings	Shares	Equity
Balance, December 31, 2017	$233	$3,998,694	$26,966	$1,963,128	$(239,255)	$5,749,766
Share-based compensation	—	88,797	—	—	—	88,797
Issuance of shares under employee related plans	2	26,640	—	—	—	26,642
Treasury shares	—	—	—	—	(463,505)	(463,505)
Net share settlement of restricted share units	—	(13,840)	—	—	—	(13,840)
Cumulative change in accounting policy	—	—	(12)	(19,131)	—	(19,143)
Other comprehensive income, net	—	—	29,164	—	—	29,164
Net income	—	—	—	800,209	—	800,209
Balance, September 30, 2018	$235	$4,100,291	$56,118	$2,744,206	$(702,760)	$6,198,090

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

References to the “U.S.” are to the United States of America, and “dollar(s)” or “$” are to U.S. dollars, the “U.K.” are to the United Kingdom and “euro(s)” or “€” are to the official currency of the Eurozone. We refer you to “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations— Terminology” for the capitalized terms used and not otherwise defined throughout these notes to consolidated financial statements.

1.   Description of Business and Organization

We are a leading global cruise company which operates the Norwegian Cruise Line, Oceania Cruises and Regent Seven Seas Cruises brands. As of September 30, 2019, we had 26 ships with approximately 54,400 Berths and had orders for 11 additional ships to be delivered through 2027, subject to certain conditions.

Norwegian Encore was delivered in October 2019. We refer you to Note 15 – “Subsequent Events” for additional information. We have two Explorer Class Ships, Seven Seas Splendor and one additional ship, on order for delivery in the winter of 2020 and fall of 2023, respectively. We have two Allura Class Ships on order for delivery in the winter of 2022 and spring of 2025. Project Leonardo will introduce an additional six ships with expected delivery dates from 2022 through 2027. These additions to our fleet will increase our total Berths to approximately 82,000.

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

Earnings Per Share

A reconciliation between basic and diluted earnings per share was as follows (in thousands, except share and per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Net income	$450,584	$470,378	$808,931	$800,209
Basic weighted-average shares outstanding	214,207,716	221,511,630	215,614,098	224,033,156
Dilutive effect of share awards	1,291,746	1,241,108	1,435,957	1,389,229
Diluted weighted-average shares outstanding	215,499,462	222,752,738	217,050,055	225,422,385
Basic earnings per share	$2.10	$2.12	$3.75	$3.57
Diluted earnings per share	$2.09	$2.11	$3.73	$3.55

For the three months ended September 30, 2019 and 2018, a total of 3.5 million and 4.5 million shares, respectively, and for the nine months ended September 30, 2019 and 2018, a total of 4.2 million and 4.8 million shares, respectively, have been excluded from diluted weighted-average shares outstanding because the effect of including them would have been anti-dilutive.

Foreign Currency

The majority of our transactions are settled in U.S. dollars. We remeasure assets and liabilities denominated in foreign currencies at exchange rates in effect at the balance sheet date. Gains or losses resulting from transactions denominated in other currencies are recognized in our consolidated statements of operations within other income, net. We recognized a gain of $9.9 million and a loss of $0.2 million for the three months ended September 30, 2019 and 2018, respectively, and a gain of $5.6 million and a gain of $10.7 million for the nine months ended September 30, 2019 and 2018, respectively, related to transactions denominated in other currencies.

Depreciation and Amortization Expense

The amortization of deferred financing fees is included in depreciation and amortization expense in the consolidated statements of cash flows; however, for purposes of the consolidated statements of operations they are included in interest expense, net.

Recently Adopted Accounting Guidance

In August 2018, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU") No. 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (a consensus of the FASB Emerging Issues Task Force), which is designed to align the accounting for costs of implementing a cloud computing service arrangement, regardless of whether the hosting arrangement conveys a license to the hosted software. For hosting arrangements considered to be a service contract, the update requires that the criteria for capitalization of developing or obtaining internal-use software shall be applied.

On April 1, 2019, we adopted ASU 2018-15 and elected the prospective transition approach. The impact of adopting this accounting policy was not material to the Company’s consolidated financial statements.

Recently Issued Accounting Guidance

In June 2016, FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which will require an entity to present the net amount expected to be collected for certain financial assets, including trade receivables. Under this update, on initial recognition and at each reporting period, an entity will be required to recognize an allowance that reflects the entity’s current estimate of credit losses expected to be incurred over the life of the financial instrument. The update will be applied prospectively with a cumulative-effect adjustment to retained earnings. This update will be effective for the Company for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years. The adoption of this standard will not have a material impact on the Company’s consolidated financial statements.

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

3.   Revenue Recognition

Disaggregation of Revenue

Revenue and cash flows are affected by economic factors in various geographical regions. Revenues by destination were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
North America	$930,151	$997,550	$2,881,606	$2,724,298
Europe	831,814	763,680	1,374,001	1,227,046
Asia-Pacific	128,415	77,986	418,421	499,377
Other	23,471	19,140	307,730	223,212
Total revenue	$1,913,851	$1,858,356	$4,981,758	$4,673,933

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

Contract Balances

Receivables from customers are included within accounts receivable, net. As of September 30, 2019 and December 31, 2018, our receivables from customers were $15.9 million and $17.3 million, respectively.

Our contract liabilities are included within advance ticket sales. As of September 30, 2019 and December 31, 2018, our contract liabilities were $1.4 billion and $1.2 billion, respectively. Of the amounts included within contract liabilities, approximately 55% were refundable in accordance with our cancellation policies. For the nine months ended September 30, 2019, $1.2 billion of revenue recognized was included in the contract liability balance at the beginning of the period.

4.   Intangible Assets

The carrying amounts of intangible assets subject to amortization are included within other long-term assets. The gross carrying amounts of intangible assets, the related accumulated amortization, the net carrying amounts and the weighted-average amortization periods of the Company’s intangible assets are listed in the following tables (in thousands, except amortization period):

	September 30, 2019
				Weighted-
				Average
	Gross Carrying	Accumulated	Net Carrying	Amortization
	Amount	Amortization	Amount	Period (Years)
Customer relationships	$120,000	$(105,566)	$14,434	6.0
License	750	(312)	438	10.0
Total intangible assets subject to amortization	$120,750	$(105,878)	$14,872

	December 31, 2018
				Weighted-
				Average
	Gross Carrying	Accumulated	Net Carrying	Amortization
	Amount	Amortization	Amount	Period (Years)
Customer relationships	$120,000	$(91,756)	$28,244	6.0
Licenses	3,368	(2,874)	494	5.6
Total intangible assets subject to amortization	$123,368	$(94,630)	$28,738

The aggregate amortization expense for intangible assets is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Amortization expense	$4,622	$6,553	$13,866	$19,610

The following table sets forth the Company’s estimated aggregate amortization expense for each of the five years below (in thousands):

Amortization
Year ended December 31,	Expense
2020	$9,906
2021	75
2022	75
2023	75
2024	75

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

The components of lease expense and revenue were as follows (in thousands):

	Three Months	Nine Months
	Ended	Ended
	September 30, 2019	September 30, 2019
Operating lease expense	$7,738	$26,187
Variable lease expense	3,141	7,624
Short-term lease expense	12,477	37,958
Finance lease cost:
Amortization of right-to-use assets	474	1,304
Interest on lease liabilities	318	986
Operating lease revenue	65	311
Sublease income	403	1,211

Lease balances were as follows (in thousands):

	Balance Sheet location	September 30, 2019
Operating leases
Right-of-use assets	Other long-term assets	$221,145
Current operating lease liabilities	Accrued expenses and other liabilities	(22,204)
Non-current operating lease liabilities	Other long-term liabilities	(208,487)

Finance leases
Right-of-use assets	Property and equipment, net	14,334
Current finance lease liabilities	Current portion of long-term debt	(5,938)
Non-current finance lease liabilities	Long-term debt	(9,912)

Supplemental cash flow information related to leases was as follows (in thousands):

Nine Months Ended
September 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$26,363
Operating cash outflows from finance leases	800
Financing cash outflows from finance leases	2,207

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	6,567
Finance leases	705

As of September 30, 2019, maturities of lease liabilities, weighted-average remaining lease terms and discount rates for our leases were as follows (in thousands, except lease terms and discount rates):

	Operating	Finance
	leases	leases
Remainder of 2019	$5,554	$1,920
2020	32,487	5,110
2021	32,084	4,912
2022	31,787	3,957
2023	31,652	730
Thereafter	143,671	1,306
Total	277,235	17,935
Less: Present value discount	(46,544)	(2,085)
Present value of lease liabilities	$230,691	$15,850
Weighted average remaining lease term (years)	8.49	3.93
Weighted average discount rate	4.26%	7.56%

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

Leases That Have Not Yet Commenced

We have multiple agreements that have been executed where the lease term has not commenced as of September 30, 2019. These are primarily related to our rights to use certain port facilities currently under construction. Although we may have provided design input, construction management services, or loans related to these assets, we have determined that we do not control these assets during the period of construction. These port facilities are expected to open for use during 2020 and include undiscounted minimum annual guarantees of approximately $1.1 billion of passenger fees.

6.   Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) for the nine months ended September 30, 2019 was as follows (in thousands):

				Change
	Accumulated	Change		Related to
	Other	Related to		Shipboard
	Comprehensive	Cash Flow		Retirement
	Income (Loss)	Hedges		Plan
Accumulated other comprehensive income (loss) at beginning of period	$(161,647)	$(157,449)		$(4,198)
Current period other comprehensive loss before reclassifications	(211,548)	(211,548)		—
Amounts reclassified into earnings	(16,438)	(16,722)	(1)	284	(2)
Accumulated other comprehensive income (loss) at end of period	$(389,633)	$(385,719)	(3)	$(3,914)

Accumulated other comprehensive income (loss) for the nine months ended September 30, 2018 was as follows (in thousands):

				Change
	Accumulated	Change		Related to
	Other	Related to		Shipboard
	Comprehensive	Cash Flow		Retirement
	Income (Loss)	Hedges		Plan
Accumulated other comprehensive income (loss) at beginning of period	$26,966	$33,861		$(6,895)
Current period other comprehensive income before reclassifications	48,047	48,047		—
Amounts reclassified into earnings	(18,895)	(19,214)	(1)	319	(2)
Accumulated other comprehensive income (loss) at end of period	$56,118	$62,694		$(6,576)
(1)	We refer you to Note 9— “Fair Value Measurements and Derivatives” for the affected line items in the consolidated statements of operations.
(2)	Amortization of prior-service cost and actuarial loss reclassified to other income, net.
(3)	Includes $45.7 million of loss expected to be reclassified into earnings in the next 12 months.

7.   Property and Equipment, net

Property and equipment, net increased $169.6 million for the nine months ended September 30, 2019 primarily due to ships under construction and ship improvement projects.

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

The applicable margin under the new term loan A facility and new Revolving Loan Facility is determined by reference to a total leverage ratio, with an applicable margin of between 1.75% and 1.00% with respect to Eurocurrency loans and between 0.75% and 0.00% with respect to base rate loans. The margin as of September 30, 2019 for borrowings under the new term loan A facility and new Revolving Loan Facility was 1.25% with respect to Eurocurrency borrowings. In addition to paying interest on outstanding principal under the borrowings, we are obligated to pay a quarterly commitment fee at a rate determined by reference to a total net leverage ratio, with a maximum commitment fee of 0.30%.

NCLC entered into a $230 million credit agreement, dated as of January 10, 2019, with Nordea Bank ABP, New York Branch, as administrative agent and collateral agent, and certain other lenders. The proceeds of this term loan will be used for general corporate purposes, including to finance the pre-delivery installments due to the builder under the Company’s shipbuilding contracts. The $230 million term loan is secured by Pride of America Ship Holding, LLC and bears interest at LIBOR plus a margin of 1.00%. The term loan matures on January 10, 2021; however, NCLC may elect to extend the maturity date to January 10, 2022 provided certain conditions are met. Should NCLC elect to extend the maturity date, the interest rate will be LIBOR plus a margin of 1.10% for the third year.

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

As of September 30, 2019, we had fuel swaps and collars, which are used to mitigate the financial impact of volatility of fuel prices pertaining to approximately 1.3 million metric tons of our projected fuel purchases, maturing through December 31, 2022.

As of September 30, 2019, we had fuel swaps which were not designated as cash flow hedges. Due to a change in our choice of hedged fuel type, we entered into fuel contracts to sell approximately 10 thousand metric tons of fuel and immediately dedesignated fuel contracts to buy approximately 10 thousand metric tons of the same fuel. The agreements mature through December 31, 2019.

As of September 30, 2019, we had foreign currency forward contracts, matured foreign currency options and matured foreign currency collars which are used to mitigate the financial impact of volatility in foreign currency exchange rates related to our ship construction contracts denominated in euros. The notional amount of our foreign currency forward contracts was €2.6 billion, or $2.8 billion based on the euro/U.S. dollar exchange rate as of September 30, 2019.

As of September 30, 2019, we had interest rate swaps and collars, which are used to hedge our exposure to interest rate movements and manage our interest expense. The notional amount of our outstanding debt associated with the interest rate swaps and collars was $1.7 billion as of September 30, 2019.

The derivatives measured at fair value and the respective location in the consolidated balance sheets include the following (in thousands):

		Assets		Liabilities
		September 30,	December 31,	September 30,	December 31,
	Balance Sheet Location	2019	2018	2019	2018
Derivative Contracts Designated as Hedging Instruments

Fuel contracts
	Prepaid expenses and other assets	$50	$2,583	$346	$1
	Other long-term assets	53	197	—	29
	Accrued expenses and other liabilities	17	1,173	35,439	19,547
	Other long-term liabilities	261	933	36,233	51,184
Foreign currency contracts
	Prepaid expenses and other assets	—	5,285	—	1,497
	Other long-term assets	—	3,514	—	—
	Accrued expenses and other liabilities	—	112	97,524	5,145
	Other long-term liabilities	—	2,874	156,339	40,476
Interest rate contracts
	Prepaid expenses and other assets	—	519	—	—
	Other long-term assets	—	27	—	—
	Accrued expenses and other liabilities	—	—	2,984	—
	Other long-term liabilities	—	—	3,284	—
Total derivatives designated as hedging instruments		$381	$17,217	$332,149	$117,879

Derivative Contracts Not Designated as Hedging Instruments

Fuel contracts	Prepaid expenses and other assets	$667	$—	$—	$—
	Accrued expenses and other liabilities	495	—	—	—

Total derivatives not designated as hedging instruments		$1,162	$—	$—	$—
Total derivatives		$1,543	$17,217	$332,149	$117,879

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

The following table discloses the gross and net amounts recognized within assets and liabilities (in thousands):

		Gross		Gross
	Gross	Amounts	Total Net	Amounts
September 30, 2019	Amounts	Offset	Amounts	Not Offset	Net Amounts
Assets	$770	$(346)	$424	$—	$424
Liabilities	331,803	(773)	331,030	(260,131)	70,899

		Gross		Gross
	Gross	Amounts	Total Net	Amounts
December 31, 2018	Amounts	Offset	Amounts	Not Offset	Net Amounts
Assets	$12,125	$(1,527)	$10,598	$(6,872)	$3,726
Liabilities	116,352	(5,092)	111,260	(35,718)	75,542

The effects of cash flow hedge accounting on accumulated other comprehensive income (loss) were as follows (in thousands):

			Location of Gain
			(Loss) Reclassified
			from Accumulated	Amount of Gain (Loss) Reclassified
	Amount of Gain (Loss)		Other Comprehensive	from Accumulated Other
	Recognized in Other		Income (Loss) into	Comprehensive
Derivatives	Comprehensive Income		Income	Income (Loss) into Income
	Three Months	Three Months		Three Months	Three Months
	Ended	Ended		Ended	Ended
	September 30, 2019	September 30, 2018		September 30, 2019	September 30, 2018
Fuel contracts	$(65,726)	$24,439	Fuel	$1,657	$11,595
Foreign currency contracts	(142,627)	(10,062)	Depreciation and amortization	(703)	(703)
Interest rate contracts	(1,158)	988	Interest expense, net	(506)	(186)
Total gain (loss) recognized in other comprehensive income	$(209,511)	$15,365		$448	$10,706

The effects of cash flow hedge accounting on the consolidated statements of operations include the following (in thousands):

	Three Months Ended September 30, 2019			Three Months Ended September 30, 2018
		Depreciation			Depreciation
		and	Interest		and	Interest
	Fuel	Amortization	Expense, net	Fuel	Amortization	Expense, net
Total amounts of income and expense line items presented in the consolidated statements of operations in which the effects of cash flow hedges are recorded	$98,943	$156,215	$60,188	$99,643	$143,700	$69,540

Amount of gain (loss) reclassified from accumulated other comprehensive income (loss) into income
Fuel contracts	1,657	—	—	11,595	—	—
Foreign currency contracts	—	(703)	—	—	(703)	—
Interest rate contracts	—	—	(506)	—	—	(186)

The effects of cash flow hedge accounting on accumulated other comprehensive income (loss) were as follows (in thousands):

			Location of Gain
			(Loss) Reclassified
			from Accumulated	Amount of Gain (Loss) Reclassified
	Amount of Gain (Loss)		Other Comprehensive	from Accumulated Other
	Recognized in Other		Income (Loss) into	Comprehensive
Derivatives	Comprehensive Income		Income	Income (Loss) into Income
	Nine Months	Nine Months		Nine Months	Nine Months
	Ended	Ended		Ended	Ended
	September 30, 2019	September 30, 2018		September 30, 2019	September 30, 2018
Fuel contracts	$14,205	$88,935	Fuel	$19,060	$23,024
Foreign currency contracts	(218,724)	(43,951)	Depreciation and amortization	(2,108)	(2,761)
Interest rate contracts	(7,029)	3,063	Interest expense, net	(230)	(1,049)
Total gain (loss) recognized in other comprehensive income	$(211,548)	$48,047		$16,722	$19,214

The effects of cash flow hedge accounting on the consolidated statements of operations include the following (in thousands):

	Nine Months Ended September 30, 2019			Nine Months Ended September 30, 2018
		Depreciation			Depreciation
		and	Interest		and	Interest
	Fuel	Amortization	Expense, net	Fuel	Amortization	Expense, net
Total amounts of income and expense line items presented in the consolidated statements of operations in which the effects of cash flow hedges are recorded	$297,727	$482,227	$199,660	$288,286	$415,648	$202,226

Amount of gain (loss) reclassified from accumulated other comprehensive income (loss) into income
Fuel contracts	19,060	—	—	23,024	—	—
Foreign currency contracts	—	(2,108)	—	—	(2,761)	—
Interest rate contracts	—	—	(230)	—	—	(1,049)

Long-Term Debt

As of September 30, 2019 and December 31, 2018, the fair value of our long-term debt, including the current portion, was $6,417.1 million and $6,601.9 million, respectively, which was $39.3 million higher and $8.4 million lower, respectively, than the carrying values. The difference between the fair value and carrying value of our long-term debt is due to our fixed and variable rate debt obligations carrying interest rates that are above or below market rates at the measurement dates. The fair value of our long-term debt was calculated based on estimated rates for the same or similar instruments with similar terms and remaining maturities, considered to be Level 2 inputs in the fair value hierarchy.

Market risk associated with our long-term variable rate debt is the potential increase in interest expense from an increase in interest rates.

Other

The carrying amounts reported in the consolidated balance sheets of all other financial assets and liabilities approximate fair value.

10.   Employee Benefits and Compensation Plans

Share Option Awards

The following is a summary of option activity under NCLH’s Amended and Restated 2013 Performance Incentive Plan for the nine months ended September 30, 2019:

							Weighted-
	Number of Share Option Awards			Weighted-Average Exercise Price			Average
	Time-	Performance-	Market-	Time-	Performance-	Market-	Contractual	Aggregate
	Based	Based	Based	Based	Based	Based	Term	Intrinsic Value
	Awards	Awards	Awards	Awards	Awards	Awards	(years)	(in thousands)
Outstanding as of January 1, 2019	5,686,793	410,499	208,333	$50.65	$45.67	$59.43	6.22	$13,946
Exercised	(311,732)	(138,306)	—	38.19	19.00	—
Forfeited and cancelled	(83,666)	(156,251)	—	56.30	59.43	—
Outstanding as of September 30, 2019	5,291,395	115,942	208,333	$51.29	$58.96	$59.43	5.63	$20,576

Restricted Ordinary Share Awards

The following is a summary of restricted NCLH ordinary share activity for the nine months ended September 30, 2019:

	Number of
	Time-	Weighted-
	Based	Average Grant
	Awards	Date Fair Value
Non-vested as of January 1, 2019	429	$58.41
Vested	(429)	58.41
Non-vested as of September 30, 2019	—	$—

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

The following is a summary of restricted share unit activity for the nine months ended September 30, 2019:

	Number of	Weighted-	Number of		Weighted-	Number of	Weighted-
	Time-Based	Average Grant	Performance-		Average Grant	Market-	Average Grant
	Awards	Date Fair Value	Based Awards		Date Fair Value	Based Awards	Date Fair Value
Non-vested as of January 1, 2019	2,973,032	$53.98	825,614		$56.58	50,000	$59.43
Granted	1,929,495	55.00	462,282	(1)	55.27	—	—
Vested	(1,430,124)	53.02	(121,000)		56.27	—	—
Forfeited or expired	(167,261)	55.03	(37,500)		56.27	—	—
Non-vested as of September 30, 2019	3,305,142	$54.94	1,129,396		$56.09	50,000	$59.43

(1)	Number of performance-based restricted share units included assumes maximum achievement of performance targets.

The compensation expense recognized for share-based compensation for the periods presented include the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Payroll and related expense	$4,489	$4,012	$12,974	$11,779
Marketing, general and administrative expense	20,931	24,950	69,096	77,018
Total share-based compensation expense	$25,420	$28,962	$82,070	$88,797

11.   Commitments and Contingencies

Ship Construction Contracts

Project Leonardo will introduce an additional six ships, each approximately 140,000 Gross Tons with approximately 3,300 Berths, with expected delivery dates from 2022 through 2027, subject to certain conditions. We have a Breakaway Plus Class Ship, Norwegian Encore, with approximately 168,000 Gross Tons and 4,000 Berths, that was delivered in October 2019. We refer you to Note 15 – “Subsequent Events” for additional information. For the Regent brand, we have orders for two Explorer Class Ships, Seven Seas Splendor and an additional ship, to be delivered in 2020 and 2023, respectively. Each of the Explorer Class Ships will be approximately 55,000 Gross Tons and 750 Berths. For the Oceania Cruises brand, we have orders for two Allura Class Ships to be delivered in 2022 and 2025. Each of the Allura Class Ships will be approximately 67,000 Gross Tons and 1,200 Berths.

The combined contract prices of the 11 ships on order for delivery as of September 30, 2019 was approximately €8.3 billion, or $9.0 billion based on the euro/U.S. dollar exchange rate as of September 30, 2019. We have obtained export credit financing which is expected to fund approximately 80% of the contract price of each ship, subject to certain conditions. We do not anticipate any contractual breaches or cancellations to occur. However, if any such events were to occur, it could result in, among other things, the forfeiture of prior deposits or payments made by us and potential claims and impairment losses which may materially impact our business, financial condition and results of operations.

Litigation

Helms-Burton Act

In August 2019, two lawsuits were filed against NCLH in the United States District Court for the Southern District of Florida under Title III of the Cuban Liberty and Solidarity (Libertad) Act of 1996, also known as the Helms-Burton Act. The complaint filed by Havana Docks Corporation alleges it holds an interest in the Havana Cruise Port Terminal and the complaint filed by Javier Garcia-Bengochea alleges that he holds an interest in the Port of Santiago, Cuba, both of which were expropriated by the Cuban Government. The complaints further allege that the Company “trafficked” in those properties by embarking and disembarking passengers at these facilities. The plaintiffs seek all available statutory remedies, including the value of the expropriated property, plus interest, treble damages, attorneys’ fees and costs. Although we believe we have meritorious defenses to the claims and intend to vigorously defend these matters, as of September 30, 2019, we are unable to reasonably estimate any potential contingent loss from these matters due to a lack of legal precedence.

Other

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

12.   Other Income, Net

For the three months ended September 30, 2019, other income, net was $10.3 million primarily due to gains from foreign currency exchange. For the nine months ended September 30, 2019, other income, net was $13.4 million, primarily due to gains from insurance proceeds, a litigation settlement and foreign currency exchange. For the three and nine months ended September 30, 2018, other income, net was income of $0.1 million and $11.4 million, respectively, primarily due to foreign currency exchange gains.

13.   Income Tax Expense

For the three and nine months ended September 30, 2019, we had an income tax expense of $11.2 million and a benefit of $16.5 million, respectively.

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

14.   Supplemental Cash Flow Information

For the nine months ended September 30, 2019 and 2018, we had non-cash investing activities in connection with property and equipment of $17.4 million and $17.8 million, respectively.

15.   Subsequent Events

In October 2019, we took delivery of Norwegian Encore. We had export financing in place for 80% of the contract price. The associated $882.9 million term loan bears interest at 3.92% per annum with a maturity date of October 30, 2031. Principal and interest payments shall be paid semiannually.

In October 2019, we entered into a $75 million revolving credit line agreement that matures in October 2020 and bears interest at LIBOR plus a margin of 0.95%.

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

In addition, Adjusted Net Income and Adjusted EPS are non-GAAP financial measures that exclude certain amounts and are used to supplement GAAP net income and EPS. We use Adjusted Net Income and Adjusted EPS as key performance measures of our earnings performance. We believe that both management and investors benefit from referring to these non-GAAP financial measures in assessing our performance and when planning, forecasting and analyzing future periods. These non-GAAP financial measures also facilitate management’s internal comparison to our historical performance. In addition, management uses Adjusted EPS as a performance measure for our incentive compensation. The amounts excluded in the presentation of these non-GAAP financial measures may vary from period to period; accordingly, our presentation of Adjusted Net Income and Adjusted EPS may not be indicative of future adjustments or results. For example, for the nine months ended September 30, 2018, we incurred $0.5 million related to Secondary Equity Offering expenses. We included this as an adjustment in the reconciliation of Adjusted Net Income since the offering expenses are not representative of our day-to-day operations and we have included similar adjustments in prior periods; however, this adjustment did not occur and is not included in the comparative period presented within this Form 10-Q.

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

Quarterly Overview

Three months ended September 30, 2019 (“2019”) compared to three months ended September 30, 2018 (“2018”)

●	Total revenue increased 3.0% to $1.9 billion compared to slightly less than $1.9 billion.
●	Net Revenue increased 1.4% to $1.5 billion compared to $1.4 billion.

●	Net income and diluted EPS were $450.6 million and $2.09, respectively, compared to $470.4 million and $2.11, respectively.
●	Operating income was $511.7 million compared to $550.3 million.
●	Adjusted Net Income and Adjusted EPS were $481.5 million and $2.23, respectively, in 2019, which included $30.9 million of adjustments primarily consisting of expenses related to non-cash compensation and amortization of intangible assets. Adjusted Net Income and Adjusted EPS were $506.4 million and $2.27, respectively, in 2018, which included $36.0 million of adjustments primarily consisting of expenses related to non-cash compensation and amortization of intangible assets.
●	Adjusted EBITDA decreased 4.1% to $693.9 million compared to $723.5 million.
●	In June 2019, the Office of Foreign Assets Control of the United States Department of the Treasury removed the authorization for group people-to-people educational travel by U.S. persons to Cuba. As a result, we have stopped sailings to Cuba effective June 5, 2019 and revised the affected iteneraries. The estimated negative impact resulting from this regulatory change was approximately $0.22 to both diluted EPS and Adjusted EPS for the three months ended September 30, 2019. We expect a negative impact to diluted EPS and Adjusted EPS throughout the remainder of 2019 and into 2020 as a result of the cessation of cruises to Cuba.

We refer you to our “Results of Operations” below for a calculation of Net Revenue, Adjusted Net Income, Adjusted EPS and Adjusted EBITDA.

Results of Operations

The following table sets forth operating data as a percentage of total revenue:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Revenue
Passenger ticket	71.8%	71.8%	70.8%	70.6%
Onboard and other	28.2%	28.2%	29.2%	29.4%
Total revenue	100.0%	100.0%	100.0%	100.0%
Cruise operating expense
Commissions, transportation and other	17.3%	16.2%	17.2%	16.5%
Onboard and other	6.4%	6.3%	6.2%	6.0%
Payroll and related	12.3%	12.3%	13.8%	14.1%
Fuel	5.2%	5.4%	6.0%	6.2%
Food	3.0%	3.0%	3.3%	3.4%
Other	7.6%	6.8%	9.2%	8.6%
Total cruise operating expense	51.8%	50.0%	55.7%	54.8%
Other operating expense
Marketing, general and administrative	13.3%	12.7%	15.0%	14.7%
Depreciation and amortization	8.2%	7.7%	9.7%	8.9%
Total other operating expense	21.5%	20.4%	24.7%	23.6%
Operating income	26.7%	29.6%	19.6%	21.6%
Non-operating income (expense)
Interest expense, net	(3.1)%	(3.7)%	(4.0)%	(4.3)%
Other income, net	0.5%	—%	0.3%	0.2%
Total non-operating income (expense)	(2.6)%	(3.7)%	(3.7)%	(4.1)%
Net income before income taxes	24.1%	25.9%	15.9%	17.5%
Income tax benefit (expense)	(0.6)%	(0.6)%	0.3%	(0.4)%
Net income	23.5%	25.3%	16.2%	17.1%

The following table sets forth selected statistical information:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Passengers carried	726,921	823,413	2,054,908	2,128,673
Passenger Cruise Days	5,387,662	5,493,932	15,377,185	15,177,982
Capacity Days	4,854,292	4,941,643	14,198,092	13,958,331
Occupancy Percentage	111.0%	111.2%	108.3%	108.7%

Net Revenue, Gross Yield and Net Yield were calculated as follows (in thousands, except Capacity Days and Yield data):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
		2019			2019
		Constant			Constant
	2019	Currency	2018	2019	Currency	2018
Passenger ticket revenue	$1,373,779	$1,385,715	$1,334,460	$3,526,456	$3,561,062	$3,301,372
Onboard and other revenue	540,072	540,071	523,896	1,455,302	1,455,302	1,372,561
Total revenue	1,913,851	1,925,786	1,858,356	4,981,758	5,016,364	4,673,933
Less:
Commissions, transportation and other expense	330,893	333,330	301,349	857,848	865,013	769,564
Onboard and other expense	122,971	122,971	117,747	309,447	309,447	281,232
Net Revenue	$1,459,987	$1,469,485	$1,439,260	$3,814,463	$3,841,904	$3,623,137
Capacity Days	4,854,292	4,854,292	4,941,643	14,198,092	14,198,092	13,958,331
Gross Yield	$394.26	$396.72	$376.06	$350.88	$353.31	$334.85
Net Yield	$300.76	$302.72	$291.25	$268.66	$270.59	$259.57

Gross Cruise Cost, Net Cruise Cost, Net Cruise Cost Excluding Fuel and Adjusted Net Cruise Cost Excluding Fuel were calculated as follows (in thousands, except Capacity Days and per Capacity Day data):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
		2019			2019
		Constant			Constant
	2019	Currency	2018	2019	Currency	2018
Total cruise operating expense	$990,764	$996,548	$928,944	$2,775,839	$2,792,417	$2,559,818
Marketing, general and administrative expense	255,148	256,518	235,436	744,991	749,565	688,986
Gross Cruise Cost	1,245,912	1,253,066	1,164,380	3,520,830	3,541,982	3,248,804
Less:
Commissions, transportation and other expense	330,893	333,330	301,349	857,848	865,013	769,564
Onboard and other expense	122,971	122,971	117,747	309,447	309,447	281,232
Net Cruise Cost	792,048	796,765	745,284	2,353,535	2,367,522	2,198,008
Less: Fuel expense	98,943	98,943	99,643	297,727	297,727	288,286
Net Cruise Cost Excluding Fuel	693,105	697,822	645,641	2,055,808	2,069,795	1,909,722
Less Non-GAAP Adjustments:
Non-cash deferred compensation (1)	533	533	543	1,601	1,601	1,627
Non-cash share-based compensation (2)	25,420	25,420	28,962	82,070	82,070	88,797
Secondary Equity Offering expenses (3)	—	—	—	—	—	482
Redeployment of Norwegian Joy (4)	—	—	—	7,051	7,051	—
Other (5)	—	—	—	—	—	(912)
Adjusted Net Cruise Cost Excluding Fuel	$667,152	$671,869	$616,136	$1,965,086	$1,979,073	$1,819,728
Capacity Days	4,854,292	4,854,292	4,941,643	14,198,092	14,198,092	13,958,331
Gross Cruise Cost per Capacity Day	$256.66	$258.14	$235.63	$247.98	$249.47	$232.75
Net Cruise Cost per Capacity Day	$163.16	$164.14	$150.82	$165.76	$166.75	$157.47
Net Cruise Cost Excluding Fuel per Capacity Day	$142.78	$143.75	$130.65	$144.79	$145.78	$136.82
Adjusted Net Cruise Cost Excluding Fuel per Capacity Day	$137.44	$138.41	$124.68	$138.40	$139.39	$130.37
(1)	Non-cash deferred compensation expenses related to the crew pension plan and other crew expenses, which are included in payroll and related expense.
(2)	Non-cash share-based compensation expenses related to equity awards, which are included in marketing, general and administrative expense and payroll and related expense.
(3)	Expenses related to a Secondary Equity Offering, which are included in marketing, general and administrative expense.

(4)	Expenses related to the redeployment of Norwegian Joy from Asia to the U.S. and the closing of the Shanghai office, which are included in other cruise operating expense and marketing, general and administrative expense.
(5)	Primarily related to expenses and reimbursements related to certain legal costs, which are included in marketing, general and administrative expense.

Adjusted Net Income and Adjusted EPS were calculated as follows (in thousands, except share and per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Net income	$450,584	$470,378	$808,931	$800,209
Non-GAAP Adjustments:
Non-cash deferred compensation (1)	878	864	2,636	2,591
Non-cash share-based compensation (2)	25,420	28,962	82,070	88,797
Secondary Equity Offering expenses (3)	—	—	—	482
Extinguishment and modification of debt (4)	—	—	7,268	6,346
Amortization of intangible assets (5)	4,603	6,222	13,809	18,666
Redeployment of Norwegian Joy (6)	—	—	30,629	—
Other (7)	—	—	—	(912)
Adjusted Net Income	$481,485	$506,426	$945,343	$916,179
Diluted weighted-average shares outstanding - Net income and Adjusted Net Income	215,499,462	222,752,738	217,050,055	225,422,385
Diluted earnings per share	$2.09	$2.11	$3.73	$3.55
Adjusted EPS	$2.23	$2.27	$4.36	$4.06
(1)	Non-cash deferred compensation expenses related to the crew pension plan and other crew expenses, which are included in payroll and related expense and other income, net.
(2)	Non-cash share-based compensation expenses related to equity awards, which are included in marketing, general and administrative expense and payroll and related expense.
(3)	Expenses related to a Secondary Equity Offering, which are included in marketing, general and administrative expense.
(4)	Losses on extinguishment of debt and modification of debt are included in interest expense, net.
(5)	Amortization of intangible assets related to the Acquisition of Prestige, which are included in depreciation and amortization expense.
(6)	Expenses related to the redeployment of Norwegian Joy from Asia to the U.S. and the closing of the Shanghai office, which are included in other cruise operating expense, marketing, general and administrative expense and depreciation and amortization expense.
(7)	Primarily related to expenses and reimbursements related to certain legal costs, which are included in marketing, general and administrative expense.

EBITDA and Adjusted EBITDA were calculated as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Net income	$450,584	$470,378	$808,931	$800,209
Interest expense, net	60,188	69,540	199,660	202,226
Income tax (benefit) expense	11,203	10,456	(16,457)	18,400
Depreciation and amortization expense	156,215	143,700	482,227	415,648
EBITDA	678,190	694,074	1,474,361	1,436,483
Other income, net (1)	(10,251)	(98)	(13,433)	(11,354)
Non-GAAP Adjustments:
Non-cash deferred compensation (2)	533	543	1,601	1,627
Non-cash share-based compensation (3)	25,420	28,962	82,070	88,797
Secondary Equity Offering expenses (4)	—	—	—	482
Redeployment of Norwegian Joy (5)	—	—	7,051	—
Other (6)	—	—	—	(912)
Adjusted EBITDA	$693,892	$723,481	$1,551,650	$1,515,123
(1)	Primarily consists of gains and losses, net for proceeds from insurance, a litigation settlement and foreign currency exchanges.
(2)	Non-cash deferred compensation expenses related to the crew pension plan and other crew expenses, which are included in payroll and related expense.
(3)	Non-cash share-based compensation expenses related to equity awards, which are included in marketing, general and administrative expense and payroll and related expense.
(4)	Expenses related to a Secondary Equity Offering, which are included in marketing, general and administrative expense.
(5)	Expenses related to the redeployment of Norwegian Joy from Asia to the U.S. and the closing of the Shanghai office, which are included in other cruise operating expense and marketing, general and administrative expense.
(6)	Primarily related to expenses and reimbursements related to certain legal costs, which are included in marketing, general and administrative expense.

Three months ended September 30, 2019 (“2019”) compared to three months ended September 30, 2018 (“2018”)

Revenue

Total revenue increased 3.0% to $1.9 billion in 2019 compared to slightly less than $1.9 billion in 2018. Gross Yield increased 4.8%. Net Revenue increased 1.4% to $1.5 billion in 2019 from $1.4 billion in 2018 due to an increase in Net Yield of 3.3% a decrease in Capacity Days of 1.8%. The increase in Gross Yield and Net Yield was primarily due to an increase in passenger ticket pricing and onboard spending. The decrease in Capacity Days was primarily due to Dry-docks and hurricane relief efforts. On a Constant Currency basis, Net Yield increased 3.9%.

Expense

Total cruise operating expense increased 6.7% in 2019 compared to 2018 primarily due to continuing effects from the redeployment of Norwegian Joy during the second quarter of 2019 and incremental direct costs related to air promotions. Gross Cruise Cost increased 7.0% in 2019 compared to 2018 due to an increase in total cruise operating expense and marketing, general and administrative expenses. Total other operating expense increased 8.5% in 2019 compared to 2018. Marketing, general and administrative expenses increased primarily due to an increase in advertising and promotions. Depreciation and amortization expenses increased primarily due to ship improvement projects. On a Capacity Day basis, Net Cruise Cost increased 8.2% (8.8% on a Constant Currency basis) primarily due to an increase in marketing, general and administrative expenses, Dry-dock expenses and other ship operating costs. Adjusted Net Cruise Cost Excluding Fuel per Capacity Day increased 10.2% (11.0% on a Constant Currency basis).

Interest expense, net was $60.2 million in 2019 compared to $69.5 million in 2018. The decrease reflects lower outstanding debt balances and lower margins associated with recent refinancings, partially offset by newbuild financings.

Other income, net was income of $10.3 million in 2019 compared to $0.1 million in 2018. In 2019, the income primarily related to gains on foreign currency exchange.

In 2019, we had an income tax expense of $11.2 million compared to $10.5 million in 2018.

Nine months ended September 30, 2019 (“2019”) compared to nine months ended September 30, 2018 (“2018”)

Revenue

Total revenue increased 6.6% to $5.0 billion in 2019 from $4.7 billion in 2018. Gross Yield increased 4.8%. Net Revenue increased 5.3% to $3.8 billion in 2019 from $3.6 billion in 2018 due to an increase in Capacity Days of 1.7% and an increase in Net Yield of 3.5%. The increase in Capacity Days was primarily due to a full nine months of Norwegian Bliss in 2019 and was partially offset by a reduction in Capacity Days while Norwegian Joy was undergoing revitalization and repairs and maintenance including scheduled Dry-docks. The increase in Gross Yield and Net Yield was primarily due to an increase in passenger ticket pricing and an increase in onboard spending. On a Constant Currency basis, Net Yield increased 4.2%.

Expense

Total cruise operating expense increased 8.4% in 2019 compared to 2018 primarily due to a full nine months of Norwegian Bliss in 2019, the redeployment of Norwegian Joy during the second quarter of 2019, and incremental direct costs related to air promotions. Gross Cruise Cost increased 8.4% in 2019 compared to 2018 due to an increase in total cruise operating expense and marketing, general and administrative expenses. Total other operating expense increased 11.1% in 2019 compared to 2018. Marketing, general and administrative expenses increased primarily due to an increase in advertising and promotions. Depreciation and amortization expenses increased primarily due to the additions of Norwegian Bliss, renovation of Norwegian Joy and ship improvement projects. On a Capacity Day basis, Net Cruise Cost increased 5.3% (5.9% on a Constant Currency basis) primarily due to an increase in marketing, general and administrative expenses, costs associated with the cessation of cruises to Cuba and other ship operating costs. Adjusted Net Cruise Cost Excluding Fuel per Capacity Day increased 6.2% (6.9% on a Constant Currency basis).

Interest expense, net was $199.7 million in 2019 compared to $202.2 million in 2018. The decrease in interest expense reflects lower outstanding debt balances and lower margins associated with recent refinancings, partially offset by newbuild financings and an increase in LIBOR. Interest expense, net also included losses on extinguishment and modification of debt of $7.3 million in 2019 and $6.3 million in 2018.

Other income, net was income of $13.4 million in 2019 compared to $11.4 million in 2018. In 2019, the income primarily related to gains from insurance proceeds, a litigation settlement and foreign currency exchange, and in 2018, the income primarily related to gains on foreign currency exchange.

In 2019, we had an income tax benefit of $16.5 million compared to an expense of $18.4 million in 2018. During 2018, we implemented certain tax restructuring strategies that created our ability to utilize the net operating loss carryforwards of Prestige, for which we had previously provided a full valuation allowance. As a result, in 2019 we recorded a tax benefit of $35.7 million in connection with the reversal of substantially all of the valuation allowance.

Liquidity and Capital Resources

General

As of September 30, 2019, our liquidity was $1.3 billion consisting of $407.3 million in cash and cash equivalents and $875.0 million available under our Revolving Loan Facility. Our primary ongoing liquidity requirements are to finance working capital, capital expenditures and debt service.

As of September 30, 2019, we had a working capital deficit of $2.6 billion. This deficit included $1.9 billion of advance ticket sales, which represents the total revenue we collect in advance of sailing dates and accordingly is substantially more like deferred revenue balances rather than actual current cash liabilities. Our business model, along with our Revolving Loan Facility, allows us to operate with a working capital deficit and still meet our operating, investing and financing needs.

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

Sources and Uses of Cash

In this section, references to “2019” refer to the nine months ended September 30, 2019 and references to “2018” refer to the nine months ended September 30, 2018.

Net cash provided by operating activities was $1.5 billion in 2019 as compared to $1.7 billion in 2018. The net cash provided by operating activities included timing differences in cash receipts and payments relating to operating assets and liabilities. Advance ticket sales increased by $262.9 million in 2019 compared to $316.3 million in 2018. Deferred tax assets/liabilities decreased by $25.7 million in 2019 compared to an increase of $4.0 million in 2018 primarily due to the reversal of valuation allowances.

Net cash used in investing activities was $644.9 million in 2019 and $1.3 billion in 2018, primarily related to payments for ships under construction and ship improvement projects.

Net cash used in financing activities was $592.4 million in 2019 primarily due to the repurchase of $349.9 million of NCLH’s ordinary shares, net repayments of our Revolving Loan Facility and the net refinancing of term loans partially offset by the issuance of new debt. Net cash used in financing activities was $313.7 million in 2018 primarily due to net repayments of our Revolving Loan Facility and other loan facilities offset by borrowings on newbuild facilities. During 2018, we redeemed $135.0 million principal amount of the $700.0 million aggregate principal amount of outstanding 4.750% Senior Notes due 2021. Additionally, in 2018, we repurchased $463.5 million of our ordinary shares and incurred deferred financing fees related to financing of newbuild ships.

Future Capital Commitments

Future capital commitments consist of contracted commitments, including ship construction contracts, and future expected capital expenditures necessary for operations as well as our ship refurbishment projects. As of September 30, 2019, our anticipated capital expenditures were $1.0 billion for the remainder of 2019 and $1.2 billion and $0.8 billion for the years ending December 31, 2020 and 2021, respectively. We have export credit financing in place for the anticipated expenditures related to ship construction contracts of $0.7 billion for the remainder of 2019 and $0.5 billion for 2020 and $0.2 billion for 2021. These future expected capital expenditures will significantly increase our depreciation and amortization expense as we take delivery of the ships.

Project Leonardo will introduce an additional six ships, each approximately 140,000 Gross Tons with approximately 3,300 Berths, with expected delivery dates from 2022 through 2027, subject to certain conditions. Norwegian Encore, a Breakaway Plus Class Ship with approximately 168,000 Gross Tons and 4,000 Berths, was delivered in October 2019.

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

The combined contract prices of the 11 ships on order for delivery, including Norwegian Encore, which was delivered in October 2019, was approximately €8.3 billion, or $9.0 billion based on the euro/U.S. dollar exchange rate as of September 30, 2019. We have obtained export credit financing which is expected to fund approximately 80% of the contract price of each ship, subject to certain conditions. We do not anticipate any contractual breaches or cancellations to occur. However, if any such events were to occur, it could result in, among other things, the forfeiture of prior deposits or payments made by us and potential claims and impairment losses which may materially impact our business, financial condition and results of operations.

Capitalized interest for the three and nine months ended September 30, 2019 was $8.9 million and $25.3 million, respectively, and for the three and nine months ended September 30, 2018 was $6.4 million and $23.2 million, respectively, primarily associated with the construction of our newbuild ships.

Off-Balance Sheet Arrangements

None.

Contractual Obligations

As of September 30, 2019 our contractual obligations with initial or remaining terms in excess of one year, including interest payments on long-term debt obligations, included the following (in thousands):

		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years
Long-term debt (1)	$6,377,983	$605,106	$2,051,990	$2,194,802	$1,526,085
Operating leases (2)	277,235	31,707	63,973	62,762	118,793
Ship construction contracts (3)	5,239,506	1,283,986	1,229,429	1,921,886	804,205
Port facilities (4)	2,067,778	62,430	129,372	136,685	1,739,291
Interest (5)	875,181	199,635	338,179	190,277	147,090
Other (6)	1,362,419	268,576	455,388	393,518	244,937
Total (7)	$16,200,102	$2,451,440	$4,268,331	$4,899,930	$4,580,401
(1)	Long-term debt includes premiums aggregating $0.2 million and finance leases. Long-term debt excludes deferred financing fees which are a direct deduction from the carrying value of the related debt liability in the consolidated balance sheets.
(2)	Operating leases are primarily for offices, motor vehicles and office equipment.
(3)	Ship construction contracts are for our newbuild ships based on the euro/U.S. dollar exchange rate as of September 30, 2019. Export credit financing is in place from syndicates of banks. The amount does not include the two Project Leonardo ships, one Explorer Class Ship and two Allura Class Ships which were still subject to certain Italian government approvals as of September 30, 2019. The Explorer Class Ship and one Allura Class Ship received Italian government approvals in October 2019. The contractual obligations for these two ships includes the following (in thousands):

		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years
Ship construction contracts	$1,148,527	$90,610	$114,679	$943,238	$—

(4)	Port facilities represent our usage of certain port facilities.
(5)	Interest includes fixed and variable rates with LIBOR held constant as of September 30, 2019.

(6)	Other includes future commitments for service, maintenance and other business enhancement capital expenditures contracts.
(7)	$0.7 million of unrecognized tax benefits were excluded from the “Total” contractual obligations as of September 30, 2019 because an estimate of the timing of future tax settlements cannot be reasonably determined.

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

Funding Sources

Certain of our debt agreements contain covenants that, among other things, require us to maintain a minimum level of liquidity, as well as limit our net funded debt-to-capital ratio, and maintain certain other ratios and restrict our ability to pay dividends. Substantially all of our ships and other property and equipment are pledged as collateral for certain of our debt. We believe we were in compliance with these covenants as of September 30, 2019.

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

Interest Rate Risk

As of September 30, 2019, we had interest rate swap and collar agreements to hedge our exposure to interest rate movements and to manage our interest expense. As of September 30, 2019, 75% of our debt was fixed and 25% was variable, which includes the effects of the interest rate swaps and collars. The notional amount of outstanding debt associated with the interest rate derivative agreements as of September 30, 2019 was $1.7 billion. As of December 31, 2018, 72% of our debt was fixed and 28% was variable, which includes the effects of the interest rate swaps. The notional amount of our outstanding debt associated with the interest rate swap agreements was $1.0 billion as of December 31, 2018. The change in our fixed rate percentage from December 31, 2018 to September 30, 2019 was due to an additional interest rate swap executed and the repayment of certain variable rate debt. Based on our September 30, 2019 outstanding variable rate debt balance, a one percentage point increase in annual LIBOR interest rates would increase our annual interest expense by approximately $11.2 million excluding the effects of capitalization of interest.

Foreign Currency Exchange Rate Risk

As of September 30, 2019, we had foreign currency derivatives to hedge the exposure to volatility in foreign currency exchange rates related to our ship construction contracts denominated in euros. These derivatives hedge the foreign currency exchange rate risk on a portion of the payments on our ship construction contracts. The payments not hedged aggregate €2.0 billion, or $2.2 billion based on the euro/U.S. dollar exchange rate as of September 30, 2019. As of December 31, 2018, the payments not hedged aggregated €2.2 billion, or $2.5 billion, based on the euro/U.S. dollar exchange rate as of December 31, 2018. The change from December 31, 2018 to September 30, 2019 was due to additional foreign exchange derivatives executed. We estimate that a 10% change in the euro as of September 30, 2019 would result in a $0.2 billion change in the U.S. dollar value of the foreign currency denominated remaining payments.

Fuel Price Risk

Our exposure to market risk for changes in fuel prices relates to the forecasted purchases of fuel on our ships. Fuel expense, as a percentage of our total cruise operating expense, was 10.0% and 10.7% for the three months ended September 30, 2019 and 2018, respectively, and 10.7% and 11.3% for the nine months ended September 30, 2019 and 2018, respectively. We use fuel derivative agreements to mitigate the financial impact of fluctuations in fuel prices and as of September 30, 2019, we had hedged approximately 70%, 56%, 50% and 18% of our remaining 2019, 2020, 2021 and 2022 projected metric tons of fuel purchases, respectively. As of December 31, 2018, we had hedged approximately 57%, 53% and 33% of our 2019, 2020 and 2021 projected metric tons of fuel purchases, respectively. Additional hedges executed between December 31, 2018 and September 30, 2019 have lowered our fuel price risk.

We estimate that a 10% increase in our weighted-average fuel price would increase our anticipated 2019 fuel expense by $10.2 million. This increase would be partially offset by an increase in the fair value of our fuel swap agreements of $5.4 million. Fair value of our derivative contracts is derived using valuation models that utilize the income valuation approach. These valuation models take into account the contract terms such as maturity, as well as other inputs such as fuel types, fuel curves, creditworthiness of the counterparty and the Company, as well as other data points.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, as of September 30, 2019. There are inherent limitations in the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon management’s evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2019 to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that it is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Booksafe Travel Protection Plan

As previously disclosed in our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2019 and June 30, 2019, on September 21, 2018, a proposed class-action lawsuit was filed by Marta and Jerry Phillips and others against NCL Corporation Ltd. in the United States District Court for the Southern District of Florida relating to the marketing and sales of our Booksafe Travel Protection Plan. The plaintiffs purport to represent an alleged class of passengers who purchased Booksafe Travel Protection Plans. The complaint alleged that the Company concealed that it received proceeds on the sale of the travel insurance portion of the plan. The complaint sought an unspecified amount of damages, fees and costs. The Company moved to invoke the arbitration clause of the ticket contract to move the case out of Federal Court. On May 29, 2019, the Court granted the motion and compelled the plaintiffs to submit their claims to arbitration on an individual basis, dismissing the claims before the Court with prejudice. The plaintiffs have filed a notice of appeal. We believe we have meritorious defenses to the claim and that any liability which may arise as a result of this action will not have a material impact on our consolidated financial statements.

Helms-Burton Act

On August 27, 2019, two lawsuits were filed against Norwegian Cruise Line Holdings Ltd. in the United States District Court for the Southern District of Florida under Title III of the Cuban Liberty and Solidarity (Libertad) Act of 1996, also known as the Helms-Burton Act. The complaint filed by Havana Docks Corporation alleges it holds an interest in the Havana Cruise Port Terminal and the complaint filed by Javier Garcia-Bengochea alleges that he holds an interest in the Port of Santiago, Cuba, both of which were expropriated by the Cuban Government. The complaints further allege that the Company “trafficked” in those properties by embarking and disembarking passengers at these facilities. The plaintiffs seek all available statutory remedies, including the value of the expropriated property, plus interest, treble damages, attorneys’ fees and costs. We believe we have meritorious defenses to the claims and intend to vigorously defend these matters.

Other

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

Item 1A. Risk Factors

We refer you to our Annual Report on Form 10-K for a discussion of the risk factors that affect our business and financial results. We wish to caution you that the risk factors discussed in “Item 1A. Risk Factors” in our Annual Report on Form 10-K, elsewhere in this report or other SEC filings, could cause future results to differ materially from those stated in any forward-looking statements.

Other than updates to the risk factors set forth below, there have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K.

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

The U.S. Government announced that, effective May 2, 2019, it will no longer suspend the right of private parties to bring litigation under Title III of the Cuban Liberty and Solidarity (Libertad) Act of 1996, popularly known as the Helms-Burton Act, allowing certain individuals whose property was confiscated by the Cuban government beginning in 1959 to sue anyone who "traffics" in the property in question in U.S. courts. To date, several claims have now been brought against us and other companies who have done business in Cuba. If these suits are successful, they could result in substantial monetary damages against the Company.

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

If we or any of our subsidiaries were not to qualify for the exemption under Section 883, our or such subsidiary’s U.S.-source income would be subject to either the Net Tax Regime or the 4% Regime (each as defined in “Item 1— Business— Taxation”). As of the date of this filing, we believe that NCLH and its subsidiaries will satisfy the publicly traded test imposed under Section 883 and therefore believe that NCLH will qualify for the exemption under Section 883. However, as discussed above, there are factual circumstances beyond our control that could cause NCLH to not meet the stock ownership or publicly traded tests. Therefore, we can give no assurances on this matter. We refer you to “Item 1—Business—Taxation.”

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer

On April 17, 2018, NCLH’s Board of Directors approved a three-year share repurchase program (the “Repurchase Program”) authorizing NCLH to purchase up to $1.0 billion of NCLH’s ordinary shares. Pursuant to the Repurchase Program, NCLH may repurchase its ordinary shares from time to time, in amounts, at prices and at such times as it deems appropriate, subject to market conditions and other considerations. Under the Repurchase Program, shares may be repurchased in open market transactions or privately negotiated transactions, including structured and derivative transactions such as accelerated share repurchase transactions, and may be made under a plan complying with Rule 10b5-1 under the Securities Exchange Act. Our only repurchases of NCLH’s ordinary shares during the three months ended September 30, 2019 were made pursuant to the Repurchase Program.

Share repurchase activity during the three months ended September 30, 2019 was as follows (in thousands):

			Approximate
	Total Number		Dollar Value of
	of Shares		Shares that May
	Purchased as		Yet be
	Part of a		Purchased
	Publicly	Average	Under the
	Announced	Price Paid	Program
Period	Program	per Share	(in thousands)
July 1, 2019 – July 31, 2019	—	$—	$398,623
August 1, 2019 – August 31, 2019	2,991	$50.07	$248,835
September 1, 2019 – September 30, 2019	—	$—	$248,835
Total for the three months ended September 30, 2019	2,991	$50.07	$248,835

Item 6. Exhibits

10.1*

Second Supplemental Agreement, dated August 15, 2019, to Seahawk Two Credit Agreement, dated July 14, 2014, by and among Seahawk Two, Ltd., NCL International, Ltd., as shareholder, and various other lenders therein defined and a related guarantee by NCL Corporation Ltd.#

10.2*

Side Letter, dated August 7, 2019, to €529.8 million Breakaway Two Credit Agreement, dated November 18, 2010, as amended, by and among Breakaway Two, Ltd., NCL Corporation Ltd., NCL International, Ltd. and KfW IPEX-Bank GmbH#

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

The following unaudited consolidated financial statements from Norwegian Cruise Line Holdings Ltd.’s Quarterly Report on Form 10‑Q for the quarterly period ended September 30, 2019, formatted in Inline XBRL:

(i) the Consolidated Statements of Operations for the three and nine months ended September 30, 2019 and 2018;

(ii) the Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2019 and 2018;

(iii) the Consolidated Balance Sheets as of September 30, 2019 and December 31, 2018;

(iv) the Consolidated Statements of Cash Flows for the nine months ended September 30, 2019 and 2018;

(v) the Consolidated Statements of Changes in Shareholders’ Equity for the three and nine months ended September 30, 2019 and 2018; and

(vi) the Notes to the Consolidated Financial Statements.

104*

The cover page from Norwegian Cruise Line Holdings Ltd.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, formatted in Inline XBRL and included in the interactive data files submitted as Exhibit 101.

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

Dated: November 8, 2019