Form 10-K
period 2019-12-31
Norwegian Cruise Line Holdings Ltd.
filed 2020-02-27
CIK 1513761

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes  ⌧    No  ◻

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   Yes  ◻    No  ⌧

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

Large accelerated filer ☒	Accelerated filer ◻
Non-accelerated filer ◻	Smaller reporting company ☐
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

As of June 28, 2019, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of voting stock held by non-affiliates of the registrant based upon the closing sales price for the registrant’s ordinary shares as reported on The New York Stock Exchange was $11.5 billion.

There were 213,202,541 ordinary shares outstanding as of February 14, 2020.

Documents Incorporated by Reference

Portions of the Proxy Statement for the registrant’s 2020 Annual General Meeting of Shareholders, to be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2019, are incorporated by reference in Part III herein.

NORWEGIAN CRUISE LINE HOLDINGS LTD.

Terms Used in this Annual Report

Unless otherwise indicated or the context otherwise requires, references in this annual report to (i) the “Company,” “we,” “our” and “us” refer to NCLH (as defined below) and its subsidiaries, (ii) “NCLC” refers to NCL Corporation Ltd., (iii) “NCLH” refers to Norwegian Cruise Line Holdings Ltd., (iv) “Norwegian Cruise Line” or “Norwegian” refers to the Norwegian Cruise Line brand and its predecessors, (v) “Prestige” refers to Prestige Cruises International S. de R.L. (formerly Prestige Cruises International, Inc.), together with its consolidated subsidiaries, including Oceania Cruises S. de R.L. (formerly Oceania Cruises, Inc.) (“Oceania Cruises”) and Seven Seas Cruises S. de R.L. (“Regent”) (Oceania Cruises also refers to the brand by the same name and Regent also refers to the brand Regent Seven Seas Cruises), (vi) “Apollo” refers to Apollo Global Management, LLC, its subsidiaries and the affiliated funds it manages, (vii) “Genting HK” refers to Genting Hong Kong Limited and/or its affiliates, and (viii) “Sponsors” refers to Apollo, certain affiliates of TPG Global, LLC and/or Genting HK.

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

Unless otherwise indicated in this annual report, the following terms have the meanings set forth below:

●	Acquisition of Prestige. In November 2014, we acquired Prestige in a cash and stock transaction for total consideration of $3.025 billion, including the assumption of debt.
●	Adjusted EBITDA. EBITDA adjusted for other income (expense), net and other supplemental adjustments.
●	Adjusted EPS. Adjusted Net Income divided by the number of diluted weighted-average shares outstanding.
●	Adjusted Net Cruise Cost Excluding Fuel. Net Cruise Cost Excluding Fuel adjusted for supplemental adjustments.
●	Adjusted Net Income. Net income adjusted for supplemental adjustments.
●	Allura Class Ships. Oceania Cruises’ two ships on order.
●	Berths. Double occupancy capacity per cabin (single occupancy per studio cabin) even though many cabins can accommodate three or more passengers.
●	Breakaway Class Ships. Norwegian Breakaway and Norwegian Getaway.
●	Breakaway Plus Class Ships. Norwegian Escape, Norwegian Joy, Norwegian Bliss and Norwegian Encore.
●	Capacity Days. Available Berths multiplied by the number of cruise days for the period.
●	Constant Currency. A calculation whereby foreign currency-denominated revenue and expenses in a period are converted at the U.S. dollar exchange rate of a comparable period to eliminate the effects of foreign exchange fluctuations.

●	Dry-dock. A process whereby a ship is positioned in a large basin where all of the fresh/sea water is pumped out in order to carry out cleaning and repairs of those parts of a ship which are below the water line.
●	EBITDA. Earnings before interest, taxes, and depreciation and amortization.
●	EPS. Earnings per share.
●	Explorer Class Ships. Regent’s Seven Seas Explorer, Seven Seas Splendor, and an additional ship on order.
●	GAAP. Generally accepted accounting principles in the U.S.
●	Gross Cruise Cost. The sum of total cruise operating expense and marketing, general and administrative expense.
●	Gross Tons. A unit of enclosed passenger space on a cruise ship, such that one gross ton equals 100 cubic feet or 2.831 cubic meters.
●	Gross Yield. Total revenue per Capacity Day.
●	IMO. International Maritime Organization, a United Nations agency that sets international standards for shipping.
●	IPO. The initial public offering of 27,058,824 ordinary shares, par value $0.001 per share, of NCLH, which was consummated on January 24, 2013.
●	Net Cruise Cost. Gross Cruise Cost less commissions, transportation and other expense and onboard and other expense.
●	Net Cruise Cost Excluding Fuel. Net Cruise Cost less fuel expense.
●	Net Revenue. Total revenue less commissions, transportation and other expense and onboard and other expense.
●	Net Yield. Net Revenue per Capacity Day.
●	Occupancy Percentage. The ratio of Passenger Cruise Days to Capacity Days. A percentage greater than 100% indicates that three or more passengers occupied some cabins.
●	Passenger Cruise Days. The number of passengers carried for the period, multiplied by the number of days in their respective cruises.
●	Project Leonardo. The next generation of ships for our Norwegian brand.
●	Revolving Loan Facility. $875.0 million senior secured revolving credit facility.
●	SEC. U.S. Securities and Exchange Commission.
●	Secondary Equity Offering(s). Secondary public offering(s) of NCLH’s ordinary shares in December 2018, March 2018, November 2017, August 2017, December 2015, August 2015, May 2015, March 2015, March 2014, December 2013 and August 2013.
●	Shipboard Retirement Plan. An unfunded defined benefit pension plan for certain crew members which computes benefits based on years of service, subject to certain requirements.

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

•	the spread of epidemics and viral outbreaks;
•	breaches in data security or other disturbances to our information technology and other networks or our actual or perceived failure to comply with requirements regarding data privacy and protection;
•	changes in fuel prices and the type of fuel we are permitted to use and/or other cruise operating costs;
•	mechanical malfunctions and repairs, delays in our shipbuilding program, maintenance and refurbishments and the consolidation of qualified shipyard facilities;
•	the risks and increased costs associated with operating internationally;
•	fluctuations in foreign currency exchange rates;
•	the unavailability of ports of call;
•	overcapacity in key markets or globally;
•	our expansion into and investments in new markets;
•	our inability to obtain adequate insurance coverage;
•

our indebtedness and restrictions in the agreements governing our indebtedness that limit our flexibility in operating our business, including the significant portion of assets that are collateral under these agreements;

•	pending or threatened litigation, investigations and enforcement actions;

•

volatility and disruptions in the global credit and financial markets, which may adversely affect our ability to borrow and could increase our counterparty credit risks, including those under our credit facilities, derivatives, contingent obligations, insurance contracts and new ship progress payment guarantees;

•	our inability to recruit or retain qualified personnel or the loss of key personnel or employee relations issues;
•	our reliance on third parties to provide hotel management services for certain ships and certain other services;
•	future increases in the price of, or major changes or reduction in, commercial airline services;
•	our inability to keep pace with developments in technology;
•	changes involving the tax and environmental regulatory regimes in which we operate; and
•	other factors set forth under “Risk Factors.”

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

PART I

Item 1. Business

History and Development of the Company

Norwegian commenced operations from Miami in 1966, launching the modern cruise industry by offering weekly departures from Miami to the Caribbean. In February 2011, NCLH, a Bermuda limited company, was formed with the issuance to the Sponsors of, in aggregate, 10,000 ordinary shares, with a par value of $0.001 per share. In January 2013, NCLH completed its IPO and the ordinary shares of NCLC, which were owned entirely by the Sponsors, were exchanged for the ordinary shares of NCLH, and NCLH became the owner of 100% of the ordinary shares and parent company of NCLC (the “Corporate Reorganization”). At the same time, NCLH contributed $460.0 million to NCLC and the historical financial statements of NCLC became those of NCLH. The Corporate Reorganization was affected solely for the purpose of reorganizing our corporate structure. As a result of the Secondary Equity Offerings, as of December 2018, the Sponsors no longer owned the ordinary shares they held in NCLH.

In November 2014, we completed the Acquisition of Prestige. We believe that the combination of Norwegian and Prestige creates a cruise operating company with a rich product portfolio and strong market presence.

Additional Information

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

Our Company

Business Overview

We are a leading global cruise company which operates the Norwegian Cruise Line, Oceania Cruises and Regent Seven Seas Cruises brands. As of December 31, 2019, we had 27 ships with approximately 58,400 Berths and had orders for 10 additional ships through 2027, subject to certain conditions.

Seven Seas Splendor was delivered in January 2020. We have one additional Explorer Class Ship on order for delivery in the fall of 2023. We have two Allura Class Ships on order for delivery in the winter of 2022 and spring of 2025. Project Leonardo will introduce an additional six ships with expected delivery dates from 2022 through 2027. These additions to our fleet will increase our total Berths to approximately 82,000.

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

Ship (1)	Year Built	Primary Areas of Operation

Norwegian
Norwegian Encore	2019	Alaska, Bermuda, Canada & New England, Caribbean
Norwegian Bliss	2018	Alaska, Bahamas, Caribbean, Mexico-Pacific
Norwegian Joy	2017	Alaska, Bermuda, Canada & New England, Caribbean, Central America, Mexico-Pacific
Norwegian Escape	2015	Caribbean, Europe
Norwegian Getaway	2014	Bahamas, Caribbean, Europe
Norwegian Breakaway	2013	Bahamas, Bermuda, Canada & New England, Caribbean
Norwegian Epic	2010	Caribbean, Europe
Norwegian Gem	2007	Bermuda, Canada & New England, Caribbean, Mexico-Pacific
Norwegian Jade	2006	Africa, Asia, Caribbean, Europe
Norwegian Pearl	2006	Bahamas, Canada & New England, Caribbean, Europe,
Norwegian Jewel	2005	Alaska, Australia & New Zealand, Hawaii, South Pacific
Pride of America	2005	Hawaii
Norwegian Dawn	2002	Asia, Bahamas, Bermuda, Caribbean, Europe
Norwegian Star	2001	Europe, South America
Norwegian Sun	2001	Alaska, Bahamas, Caribbean, Central America
Norwegian Sky	1999	Bahamas, Caribbean
Norwegian Spirit	1998	Africa, Asia, Europe

Oceania Cruises
Oceania Riviera	2012	Caribbean, Europe
Oceania Marina	2011	Europe, South America
Oceania Nautica	2000	Africa, Asia, Europe
Oceania Sirena	1999	Africa, Asia, Caribbean, Europe
Oceania Regatta	1998	Alaska, Asia, Australia & New Zealand, Central America, South Pacific
Oceania Insignia	1998	Africa, Alaska, Asia, Bermuda, Canada & New England, Caribbean, Europe, Hawaii, Mexico-Pacific, South America, South Pacific
Regent
Seven Seas Splendor (2)	2020	Caribbean, Central America, Europe
Seven Seas Explorer	2016	Alaska, Asia, Australia & New Zealand, Caribbean, Europe
Seven Seas Voyager	2003	Africa, Asia, Australia & New Zealand, Europe, South America
Seven Seas Mariner	2001	Alaska, Asia, Australia & New Zealand, Caribbean, Europe, South America
Seven Seas Navigator	1999	Australia & New Zealand, Canada & New England, Caribbean, Central America, Europe, Hawaii, South America, South Pacific
(1)	The table above does not include an additional 9 ships on order.
(2)	Seven Seas Splendor was delivered in January 2020.

Our Mission and Competitive Strengths

Our core mission is to provide exceptional vacation experiences delivered by passionate team members committed to world-class hospitality and innovation. We believe that the following business strengths support our overall strategy to deliver on our mission:

Rich Stateroom Mix

The Norwegian, Oceania Cruises and Regent fleets offer an attractive mix of staterooms, suites and villas. Norwegian’s accommodations include the groundbreaking Studio staterooms designed for solo travelers centered around the Studio Lounge, a private lounge area solely for Studio guests, as well as ocean views, balconies and connecting accommodations to meet the needs of all types of cruisers. Norwegian’s suites range from two-bedroom family suites to penthouses and owner suites, as well as three-bedroom Garden Villas measuring up to 6,694 square feet. In addition, 11 of Norwegian’s ships offer The Haven, a key-card access enclave on the upper decks with luxurious suite accommodations, exclusive amenities, and 24/7 butler and concierge service. The Haven suites surround a private courtyard with pool, hot tubs, sundeck, fitness center and steam rooms. On board Norwegian Epic, the Breakaway Class Ships and the Breakaway Plus Class Ships, The Haven also includes a private lounge and fine dining restaurant.

The spacious and elegant accommodations on Oceania Cruises’ six award-winning ships, the 684-Berth Regatta, Insignia, Sirena and Nautica, and the 1,250-Berth Marina and Riviera, range from 143-square foot inside staterooms to opulent 2,030-square foot owner suites. The Regent fleet is comprised of five ships. Seven Seas Voyager, Seven Seas Mariner, Seven Seas Explorer and Seven Seas Splendor feature all-suite, all-balcony accommodations, and a majority of the accommodations on Seven Seas Navigator include balconies. The two newest ships in the Regent fleet, Seven Seas Splendor and Seven Seas Explorer, also feature the Regent Suite, a 4,443 square-foot luxurious suite accommodation that includes an in-suite spa retreat, a 1,300 square-foot wraparound veranda, and a glass-enclosed solarium sitting area.

High-Quality Service

The Norwegian, Oceania Cruises and Regent brands all offer a high level of onboard service. We collaborate amongst the brands to provide an enhanced guest experience. Norwegian offers guests the freedom and flexibility to design their ideal cruise vacation on their schedule with no set dining times, a variety of entertainment options and no formal dress codes. Oceania Cruises and Regent are known for their quality of service, including some of the highest crew-to-guest ratios in the industry and a staff trained to deliver personalized and attentive service.

Diverse Selection of Premium Itineraries

We continually look to enhance our already broad range of premium itineraries. Our fleet has a worldwide deployment, offering voyages ranging from three days to a 180-day around-the-world cruise. Our vessels call on several ports in Scandinavia, Russia, the Mediterranean, the Greek Isles, Alaska, Canada and New England, Asia, Tahiti and the South Pacific, Australia and New Zealand, Africa, India, South America, the Panama Canal and the Caribbean. We have also developed destinations to enhance the shore experience for our guests. In 2016, we introduced Harvest Caye in Southern Belize. The destination features Belize’s only cruise ship pier, an expansive seven-acre white sand beach, 15,000 sq. ft. pool with swim up bar, multiple dining options and a nature center with wildlife experiences plus adventure tours. We were the first cruise line to offer calls to a private destination at Great Stirrup Cay in the Bahamas.

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

Highly Experienced Team

Our senior management team is comprised of executives with extensive experience in the cruise, travel, leisure and hospitality-related industries. See “Information about our Executive Officers” below.

Our Business Strategies

Driving Demand

We seek to attract vacationers to our products and services in several ways, including:

●	delivering an enhanced, value-added vacation experience to our guests relative to other vacation alternatives;
●	creating diverse and unique itineraries in new and existing markets;
●	utilizing effective marketing and sales initiatives with a market-to-fill strategy; and
●	strengthening our global footprint.

Our value-added-vacation product, itinerary diversification, marketing and sales initiatives and the strengthening of our global footprint contribute to driving increased revenues for our fleet.  Our market-to-fill strategy maintains pricing integrity by offering both the best price early in the booking cycle and value-added promotions when necessary to mitigate the need to compromise on price.

Our destination management team reviews deployments across the fleet, either repositioning ships to new destinations or fine-tuning itineraries, with the goal of diversifying our deployment and creating product scarcity which, in turn, leads to higher pricing.

We also seek to increase demand through effective marketing campaigns across various channels such as branding campaigns on nationwide television, robust and varied digital campaigns or targeted mail campaigns aimed at supporting seasonal deployments. Our sales forces are also drivers of demand, particularly in terms of educating travel advisors on our products and services in order to better sell to potential vacationers.

Lastly, our international efforts are aimed at strengthening our global footprint by increasing brand awareness across the globe which allows us to diversify our guest sourcing.  We maintain numerous sales offices which support sales and marketing efforts in various markets outside of North America including the United Kingdom, Europe, Hong Kong, Australia, New Zealand, Brazil, India, Japan and Singapore.

Maximize Revenue

We focus on growing revenue through various initiatives aimed at increasing ticket prices and Occupancy Percentages as well as onboard spending to drive higher overall revenue. Our specific initiatives include:

Strategic Relationships. We have strategic relationships with travel advisors and tour operators who commit to purchasing a certain level of inventory with long lead times.

Bundling Strategy. The Norwegian brand offers guests the choice of a more inclusive, value-add product offering on certain sailings and in certain stateroom selections by allowing guests to choose from multiple amenities.

Casino Player Strategy. We have non-exclusive arrangements with casino partners worldwide whereby loyal gaming guests are offered cruise reward certificates redeemable for cruises. Through property sponsored events and joint marketing programs, we have the opportunity to market cruises to these guests. These arrangements with casino partners have the dual benefit of filling open inventory and reaching guests expected to generate above average onboard revenue through the casino and other onboard spending.

Itinerary Optimization. We manage our ships’ deployments to promote better breadth of itineraries, sell cruises further in advance and maximize profitability.

Ship Refurbishments. We have invested in revitalizations to our ships which provides an enhanced product that we believe delivers higher guest satisfaction and, in turn, higher pricing.

Initiatives to Suppress Costs

We continue to leverage the combined purchasing power of our three brands to further reduce costs throughout the organization.  This initiative is bolstered by our Supply Chain and Logistics Management function which supports our three brands as well as our corporate and international offices.

Our new ships are designed to enhance energy efficiency and we have several initiatives in place to improve efficiency on our existing fleet. Some of these initiatives include LED lighting upgrades, waste heat recovery, new hull coatings and itinerary optimization.

Enhanced Product Offering and Guest Experience

We believe our brands deliver a strong product offering and superb guest experience. Norwegian’s ships offer up to 28 dining options, a diverse range of accommodations and what we believe is the widest array of entertainment at sea. Oceania Cruises’ award-winning onboard dining, with multiple open seating dining venues, is a central highlight of its cruise experience. Regent’s all-inclusive offering includes air transportation, shore excursions, pre-cruise hotel stays (for concierge level and above), specialty restaurants, premium spirits and fine wines, gratuities, Wi-Fi and other amenities. We continually look for ways to enhance the already strong product offering and guest experience on board our three brands and in the destinations in which we call. We do so through ship refurbishments, enhancements to dining and entertainment offerings, expansion of immersive shore excursion offerings and more.

Measured Fleet Expansion

Norwegian Encore was delivered in October 2019. This ship is the largest in our fleet at approximately 169,000 Gross Tons. With approximately 4,000 Berths, she is similar in design to Norwegian Bliss and includes additional innovative features. Project Leonardo consists of six ships on order for the Norwegian brand with expected delivery dates through 2027, subject to certain conditions. Each of the six Project Leonardo ships are approximately 140,000 Gross Tons and 3,300 Berths. For the Regent brand, Seven Seas Splendor was delivered in January 2020. We have an order for one additional Explorer Class Ship to be delivered in 2023. Each of the Explorer Class Ships will be approximately 55,000 Gross Tons and 750 Berths. For the Oceania Cruises brand, we have orders for two Allura Class Ships to be delivered in 2022 and 2025. Each of the Allura Class Ships will be approximately 67,000 Gross Tons and 1,200 Berths.

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

The retail/travel advisor channel represents the majority of our ticket sales. Our travel partner base is comprised of an extensive network of approximately 23,000 independent travel advisors worldwide. We have made substantial investments with improvements in booking technologies, transparent pricing strategies, effective marketing tools, improved communication and cooperative marketing initiatives to enhance and facilitate the ability of travel advisors to market and sell our products. We have expanded sales teams who work closely with our travel advisor partners on maximizing their marketing and sales effectiveness across all three of our brands. Our focused account management is designed to create solutions catered to the individual retailer through product and sales training. This education creates a deeper understanding of all our product offerings.

We continue to invest in our brands by enhancing websites, mobile applications and passenger services departments including our personal cruise consultants, who offer personalized service throughout the process of designing cruise vacations for our guests. We have also enhanced our capabilities to enable guests to customize their vacation experience with certain onboard product offerings. We also have an onboard cruise sales channel where guests can book their next cruise or purchase cruise certificates to apply to their next cruise while vacationing on our ships.

Our meetings, incentives and charters channel focuses on full ship charters as well as corporate meetings and incentive travel. These sales often have very long lead times and can fill a significant portion of the ship’s capacity, or even an entire sailing, in one transaction. Sixthman, a subsidiary company specializing in developing and delivering music-oriented charters, provides a market that enables travel advisors to sell high-quality music experiences at sea to guests.

Itineraries

We offer cruise itineraries ranging from a few days to 180-days calling on worldwide locations, including destinations in Scandinavia, Russia, the Mediterranean, the Greek Isles, Alaska, Canada and New England, Asia, Tahiti and the South Pacific, Australia and New Zealand, Africa, India, South America, the Panama Canal and the Caribbean. We have developed, and are continuing to develop, innovative itineraries to position our ships in new and niche markets as well as in the mainstream markets throughout the world.

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

Passenger Ticket Revenue

We offer our guests a wide variety of cruise fare options when booking a cruise. Our cruise ticket prices generally include cruise fare and a wide variety of onboard activities and amenities, meals, entertainment and port fees and taxes. In some instances, cruise ticket prices include round-trip airfare to and from the port of embarkation, complimentary beverages, unlimited shore excursions, free internet, pre-cruise hotel packages, and on some of the exotic itineraries pre or post land packages. Prices vary depending on the particular cruise itinerary, stateroom category selected and the time of year that the voyage takes place.

Onboard and Other Revenue

All three brands generate onboard and other revenue for additional products and services which are not included in the cruise fare, including casino operations, certain food and beverage, shore excursions, gift shop purchases, spa services, photo services, Wi-Fi services and other similar items. Food and beverage, casino operations, photo services and shore excursions are generally managed directly by us while retail shops, spa services, art auctions and internet services may be managed through contracts with third-party concessionaires. These contracts generally entitle us to a percentage of the gross sales derived from these concessions. Norwegian’s ticket prices typically include cruise accommodations, meals in certain dining facilities and many onboard activities such as entertainment, pool-side activities and various sports programs. To maximize onboard revenue, all three brands use various cross-marketing and promotional tools which are supported by point-of-sale systems permitting “cashless” transactions for the sale of these products and services. Oceania Cruises’ ticket prices may include air transportation and certain other amenities. Regent’s ticket prices typically include air transportation, unlimited shore excursions, a pre-cruise hotel night stay (for concierge level and above), premium wines and top shelf liquors, specialty restaurants, Wi-Fi and gratuities.

Onboard and other revenue accounted for 30%, 30% and 31% of our consolidated revenue in 2019, 2018 and 2017, respectively.

Revenue Management Practices

Our revenue management function performs extensive analyses in order to determine booking history and uses trends by sailing, stateroom category, travel partner, market segment, itinerary and distribution channel in order to optimize cruise ticket revenue. We utilize a market-to-fill strategy to encourage guests to book earlier which extends our booking window and drives higher pricing. Our targeted and high-frequency marketing campaigns communicate a message of a value-packed cruise offering. We emphasize communication to keep the travel advisors engaged and informed and utilize call centers to drive high potential targeted customers and increase the effectiveness of these targeted marketing programs. This marketing strategy assists in maximizing the revenue potential from each customer contact generated. We believe these strategies and other initiatives executed by our distribution channels will drive sustainable growth in the number of guests carried and in Net Yields achieved.

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

Competition

Our primary competition includes operators such as Carnival Corporation and Carnival plc, which owns and operates Carnival Cruise Line, Holland America Line, Princess Cruises and Seabourn Cruise Line, among others, and Royal Caribbean Cruises Ltd., which owns and operates Royal Caribbean International, Celebrity Cruises, Azamara Club Cruises and Silversea Cruises among others, as well as other cruise lines such as MSC Cruises, Crystal Cruises, Viking Ocean Cruises and Virgin Voyages. In addition, we compete with land-based vacation alternatives, such as hotels and resorts, vacation ownership properties, casinos, and tourist destinations throughout the world.

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

Building customer loyalty among our past guests is an important element of our marketing strategy. We believe that attending to the needs and motivations of our past guests creates a cost-effective means of attracting business, particularly to our new ships and itineraries, because past guests are familiar with our brands, products and services and often return to cruise with us. We continue to optimize our customer databases and targeting capabilities to further enhance our communications with our past guests who receive e-mail, direct mail and brochures with informative destination and product information and promotional amenities. Our marketing mix includes a balance of initiatives that both allow us to build our brand awareness to attract new-to-brand customers, while also focusing on more targeted marketing communications aimed at retaining our current guest base. Continued investments in our websites is also key not only to driving interest and bookings, but also to ensuring the optimal pre-cruise planning experience offering guests the ability to shop, reserve and purchase a breadth of onboard products and services. We have a strong communications stream that provides customized pre-cruise information to help guests maximize their cruise experience as well as a series of communications to welcome them home and ultimately engage them in booking another cruise.

Travel advisors are crucial to our marketing and distribution efforts. We provide robust marketing support and enhanced tools for our travel advisor partners through a variety of programs. Our travel partners can benefit from our online travel partner education programs that include a wide variety of courses about our ships, itineraries and other best-selling practices. Advisors can also easily customize a multitude of consumer marketing materials for their use in promoting our products through our online platform.

Guest feedback is also a critically important element in the development of our overall marketing and business strategies. We regularly initiate guest feedback studies among both travel partners and consumers to assess the impact of various programs and/or to solicit information that helps shape future direction.

Ship Operations and Cruise Infrastructure

Ship Maintenance and Logistics

Sophisticated and efficient maintenance and operations systems support the technical superiority and modern look of our fleet. In addition to routine repairs and maintenance performed on an ongoing basis and in accordance with applicable requirements, each of our ships is generally taken out of service, approximately every 24 to 60 months, for a period of one or more weeks for scheduled maintenance work, repairs and improvements performed in Dry-dock. Dry-dock interval is a statutory requirement controlled under IMO requirements reflected in chapters of the International Convention of the Safety of Life at Seas (“SOLAS”) and to some extent the International Load Lines Convention. Under these regulations, it is required that a passenger ship Dry-dock once in five years (depending on age of vessel) or twice in five years (depending on flag state and age of vessel) and the maximum interval between each Dry-dock cannot exceed three years (depending on flag state and age of vessel). However, most of our international ships qualify under a special exemption provided by the Bahamas and/or Marshall Islands (flag state), as applicable, after meeting certain criteria set forth by the ship’s flag state to Dry-dock once every five years. To the extent practical, each ship’s crew, catering and hotel staff remain with the ship during the Dry-dock period and assist in performing repair and maintenance work. Accordingly, Dry-dock work is typically performed during non-peak demand periods to minimize the adverse effect on revenue that results from ships being out of service. Dry-docks are typically scheduled in spring or autumn and depend on shipyard availability. We take this opportunity to upgrade the vessels in all areas of both guest-facing services and innovative compliance technology.

Suppliers

Our largest capital expenditures are for ship construction and acquisition. Our largest operating expenditures are for payroll and related (including our contract with a third party who provides certain crew services), fuel, food and beverage, advertising and marketing and travel advisor services. Most of the supplies that we require are available from numerous sources at competitive prices. In addition, due to the large quantities that we purchase, we can obtain favorable prices for many of our supplies. Our purchases are denominated primarily in U.S. dollars. Payment terms granted by the suppliers are generally customary terms for the cruise industry.

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

We place the utmost importance on the safety of our guests and crew. We operate all of our vessels to meet and exceed the requirements of SOLAS and International Management Code for the Safe Operation of Ships and for Pollution Prevention (“ISM Code”), the international safety standards which govern the cruise industry. Crew members are trained in the Company’s stringent safety protocols, participating in regular safety trainings, exercises and drills onboard every one of our ships to familiarize themselves and become proficient with the safety equipment onboard.

Our captains and chief engineers are experienced seafarers. Our bridge and technical officers regularly undergo rigorous operations training such as leadership, navigation, stability, statutory and environmental regulatory compliance. To support our deck and engine officers while at sea, we have bridge and engine resource management protocols in place, dictating specific standard operating procedures. Our bridge teams conduct a voyage planning process prior to sailing, where the upcoming itinerary is reviewed and discussed by the captain and bridge team prior to departure and in preparation for arrival. In addition, all of our ships employ state-of-the-art navigational equipment and technology to ensure that our bridge teams have accurate data regarding the planned itinerary.

Prior to every cruise setting sail, we hold a mandatory safety drill for all guests during which important safety information is reviewed and demonstrated. We also show a safety video which runs continuously on the stateroom televisions. Our fleet is equipped with modern navigational control and fire prevention and control systems. We have developed a Safety Management System (“SMS”), which establishes policies, procedures, training, qualification, quality, compliance, audit and self-improvement standards. SMS also provides real-time reports and information to support the fleet and risk management decisions. Through these systems, our senior managers, as well as ship management, can focus on consistent, high quality operation of the fleet. Our SMS is approved and audited regularly by our classification society, Lloyds Register, and it also undergoes regular internal audits as well as periodic inspections by the U.S. Coast Guard, flag state and other port and state authorities.

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

In addition to the insurance coverage on the hull and machinery of our ships, we seek to maintain comprehensive insurance coverage and believe that our current coverage is at appropriate levels to protect against most of the accident-related risks involved in the conduct of our business. The insurance we carry includes:

●	Protection and indemnity insurance (coverage for passenger, crew and third-party liabilities), including insurance against risk of pollution liabilities;
●	War risk insurance, including terrorist risk insurance. The terms of our war risk policies include provisions where underwriters can give seven days’ notice to the insured that the policies will be cancelled in the event of a change of risk which is typical for policies in the marine industry. Upon any proposed cancellation the insurer shall, before expiry of the seven day period, submit new terms; and
●	Insurance for our shoreside property, cybersecurity, directors and officers, general liability risks and other insurance coverages.

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

Under the Regent brand, we own registered trademarks relating to, among other things, the names “SEVEN SEAS CRUISES” and “AN UNRIVALED EXPERIENCE” as well as the names of our ships (except where trademark applications have been filed and are pending).

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

Regulatory Issues

Registration of Our Ships

Nineteen of the ships that we currently operate are registered in the Bahamas. One of our ships, Pride of America, is a U.S.-flagged ship. Eight of our ships are registered in the Marshall Islands. Our ships registered in the Bahamas and the Marshall Islands are inspected at least annually pursuant to Bahamian and Marshall Islands requirements and are subject to International laws and regulations and to various U.S. federal regulatory agencies, including, but not limited to, the U.S. Public Health Service and the U.S. Coast Guard. Our U.S.-registered ship is subject to laws and regulations of the U.S. federal government, including, but not limited to, the Food and Drug Administration (“FDA”), the U.S. Coast Guard and U.S. Department of Labor. The international, national, state and local laws, regulations, treaties and other legal requirements applicable to our operations change regularly, depending on the itineraries of our ships and the ports and countries visited.

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

With regard to air quality requirements, the International Maritime Organization’s (“IMO”) convention entitled Prevention of Pollution from Ships (“MARPOL”) has set a global limit on fuel sulfur content of 0.5% beginning January 2020. Various compliance methods, such as the use of alternative fuels, or exhaust gas cleaning systems that reduce an equivalent amount of sulfur emissions, may be utilized.

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

Recently adopted amendments to MARPOL will make the Baltic Sea a “Special Area” where sewage discharges from passenger ships will be prohibited. Stricter discharge restrictions went into effect for new passenger ships in 2019, and for existing passenger ships starting in 2021.

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

In addition to the existing legal requirements, we are committed to helping to preserve the environment, because a clean, unspoiled environment is a key element that attracts guests to our ships. Furthermore, NCL (Bahamas) Ltd. and NCL America LLC are certified under the International Organization for Standardization’s 14001 Standard. This voluntary standard sets requirements for establishment and implementation of a comprehensive environmental management system which we have adopted for our operations. Currently we operate under an Environmental Management System that is incorporated into the Company’s SMS and promote environmental awareness among our stakeholders both through our Sail & Sustain program and annual Stewardship Report.

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

Permits for Glacier Bay, Alaska

In connection with certain Alaska cruise operations, we rely on concession permits from the U.S. National Park Service to operate our ships in Glacier Bay National Park and Preserve. We currently hold a concession permit allowing for 41 calls annually through September 30, 2029.

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

Maritime-Labor

In 2006, the International Labor Organization (“ILO”), an agency of the United Nations that develops and oversees international labor standards, adopted a new Consolidated Maritime Labor Convention (“MLC 2006”). MLC 2006 contains a comprehensive set of global standards based on those that are already found in 68 maritime labor Conventions and Recommendations adopted by the ILO since 1920. MLC 2006 includes a broad range of requirements, such as a broader definition of a seafarer, minimum age of seafarers, medical certificates, recruitment practices, training, repatriation, food, recreational facilities, health and welfare, hours of work and rest, accommodations, wages and entitlements. MLC 2006 added requirements not previously in effect, in the areas of occupational safety and health. MLC 2006 became effective in certain countries commencing August 2013. The Standard of Training Certification and Watch Keeping for Seafarers, as amended (“STCW”), establishes minimum standards relating to training, certification and watch-keeping for our seafarers.

Financial Requirements

The Federal Maritime Commission (“FMC”) requires evidence of financial responsibility for those offering transportation on passenger ships operating out of U.S. ports to indemnify passengers in the event of non-performance of the transportation. Accordingly, each of our three brands are required to maintain a $32.0 million third-party performance guarantee in respect of liabilities for non-performance of transportation and other obligations to passengers. The guarantee requirements are subject to additional consumer price index-based adjustments. Also, our brands have a legal requirement to maintain security guarantees based on cruise business originated from the U.K., and certain jurisdictions require us to establish financial responsibility to meet liability in the event of non-performance of our obligations to passengers from those jurisdictions. As of December 31, 2019, we have in place approximately British Pound Sterling 41.5 million of security guarantees for our brands as well as a consumer protection policy covering up to €110.0 million.

From time to time, various other regulatory and legislative changes have been or may in the future be proposed that may have an effect on our operations in the U.S. and the cruise industry in general.

For information regarding risks associated with our compliance with legal and regulatory requirements, see Part I Item 1A-Risk Factors in this annual report on Form 10-K, including the risk factor titled “We are subject to complex laws and regulations, including environmental, health and safety, labor, data privacy and protection and maritime laws and regulations, which could adversely affect our operations and any changes in the current laws and regulations could lead to increased costs or decreased revenue.”

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

For U.S. federal income tax purposes, Regent and its non-U.S. subsidiaries are disregarded as entities separate from their immediate foreign parent and Oceania Cruises was treated as a corporation until December 31, 2017, and a disregarded entity as of January 1, 2018. For 2019, 2018 and 2017, both Regent and Oceania Cruises relied on NCLH’s ability to meet the requirements necessary to qualify for the benefits of Section 883 as discussed above.

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

If we do not qualify for exemption under Section 883, or if the provision was repealed, then any U.S.-sourced shipping income or any other income that is considered to be effectively connected income would be subject to U.S. federal corporate income taxation on a net basis (generally at a 21% rate) and state and local taxes, and our effectively connected earnings and profits may also be subject to an additional branch profits tax of 30%, unless a lower treaty rate applies (the “Net Tax Regime”). Our U.S. source shipping income is considered effectively connected income if we have, or are considered to have, a fixed place of business in the U.S. involved in the earning of U.S. source shipping income, and substantially all of our U.S. source shipping income is attributable to regularly scheduled transportation, such as the operation of a vessel that follows a published schedule with repeated sailings at regular intervals between the same points for voyages that begin or end in the U.S.

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

Employees

As of December 31, 2019, we employed approximately 4,000 employees worldwide in our shoreside operations and approximately 32,000 shipboard employees. Regent and Oceania Cruises’ ships also utilize a third party to provide additional hotel and restaurant employees onboard. We refer you to “Risk Factors—Our inability to recruit or retain qualified personnel or the loss of key personnel or employee relations issues may materially adversely affect our business, financial condition and results of operations” for more information regarding our relationships with union employees and our collective bargaining agreements that are currently in place.

Ports and Facilities

We own a private island in the Bahamas, Great Stirrup Cay, which we utilize as a port-of-call on certain itineraries. We also operate a cruise destination in Belize, Harvest Caye, which we introduced in November 2016. We have agreed to develop, in conjunction with PortMiami, a new terminal, which will be our primary facility at the port. In addition, we have entered into various agreements relating to port or berthing rights for our ships, which include the following:

●	an agreement with the Government of Bermuda whereby we are permitted weekly calls in Bermuda through 2028 from Boston and New York.
●	contracts for the Port of New Orleans, PortMiami, Port Canaveral, Manhattan Cruise Terminal, A.J. Juneau Dock, Ogden Point Cruise Ship Terminal in Victoria, BC, Puerto Costa Maya, Port of Roatan, Puerto Plata, and various Hawaiian ports pursuant to which we receive preferential Berths to the exclusion of other vessels for certain specified days of the week at the terminals.
●	a concession permit with the U.S. National Park Service whereby our ships are permitted to call on Glacier Bay during each summer cruise season through September 30, 2029.
●	an agreement with the British Virgin Islands Port Authority granting priority berthing rights for a 15-year term through April 2032 with options to extend the agreement for two additional five-year terms.
●	an agreement with the West Indian Company Limited granting priority berthing rights in St. Thomas for a 10-year term through September 2026 with an option to extend the agreement for an additional five years.
●	an agreement with the Port of Seattle for a 15-year lease through October 2030 with an option to extend the agreement for an additional five years.
●	an agreement with the Huna Totem Corporation to develop a second pier in Icy Strait Point, Alaska, which includes preferential berthing rights.
●	a 30-year preferential berthing agreement with Ward Cove Dock Group, LLC, which allows for construction of a new double ship pier in Ward Cove, Ketchikan, Alaska. The pier will be built to simultaneously accommodate two of Norwegian Cruise Line’s 4,000 passenger Breakaway Plus Class Ships and is expected to be ready for the summer 2020 season.

Available Information

We file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and other information with the SEC. Our SEC filings are available to the public at the SEC’s website at http://www.sec.gov.

We also maintain an Internet site at http://www.nclhltdinvestor.com. We will, as soon as reasonably practicable after we electronically file or furnish our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and amendments to those reports, if applicable, make available such reports free of charge on our website. Our website also contains other items of interest to our investors, including, but not limited to, investor events, press and earnings releases and sustainability initiatives. Our website and the information contained therein or connected thereto are not incorporated into this annual report on Form 10-K.

Information about our Executive Officers

The following table sets forth certain information regarding NCLH’s executive officers as of February 17, 2020.

Name	Age	Position
Frank J. Del Rio	65	Director, President and Chief Executive Officer
Mark A. Kempa	48	Executive Vice President and Chief Financial Officer
Robert Binder	55	Vice Chairman Oceania Cruises and Regent, President and Chief Executive Officer, Oceania Cruises brand
Jason M. Montague	46	President and Chief Executive Officer, Regent brand
Harry Sommer	52	President and Chief Executive Officer, Norwegian brand
Daniel S. Farkas	51	Executive Vice President, General Counsel and Assistant Secretary
T. Robin Lindsay	62	Executive Vice President, Vessel Operations
Faye L. Ashby	48	Senior Vice President and Chief Accounting Officer

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

Harry Sommer has served as President and Chief Executive Officer, Norwegian Cruise Line, since January 2020 and was President, International, from January 2019 to January 2020. Prior to that, he served as Executive Vice President, International Business Development from May 2015 to January 2019. From February 2015 until May 2015, he served as Executive Vice President and Chief Integration Officer for NCLH. Mr. Sommer previously served as Senior Vice President and Chief Marketing Officer of Prestige from October 2013 until February 2015, Senior Vice President, Finance, and Chief Information Officer of Prestige from September 2011 until October 2013 and Senior Vice President, Accounting, Chief Accounting Officer and Controller of Prestige from August 2009 until August 2011. Prior to joining Prestige, Mr. Sommer was the co-founder and President of Luxury Cruise Center, a high-end travel agency and prior to that, held various marketing and finance roles at Renaissance Cruises. Mr. Sommer holds an M.B.A. from Pace University and a B.B.A. from Baruch College.

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

Faye L. Ashby has served as Senior Vice President and Chief Accounting Officer of NCLH since February 2016. She joined NCLH as Controller in November 2014 after the Acquisition of Prestige and served in that position until February 2016. From January 2012 to November 2014, Ms. Ashby served as Controller for Prestige, where she managed and developed the Accounting and External Financial Reporting teams. From March 2010 to December 2011, Ms. Ashby held the position of Senior Director of Financial Reporting with Prestige, where she started the Financial Reporting Department and was responsible for the preparation of annual financial statements, coordination of external audits and researching technical accounting issues. Before joining Prestige, Ms. Ashby was a Senior Manager at the international public accounting firm of Deloitte. She has an M.B.A. and B.B.A. with concentrations in accounting from the University of Miami and is a Certified Public Accountant in Florida.

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

The operation of cruise ships carries an inherent risk of loss caused by adverse weather conditions and maritime disasters, including, but not limited to, oil spills and other environmental mishaps, extreme weather conditions such as hurricanes, floods and typhoons, fire, mechanical failure, collisions, human error, war, terrorism, piracy, political action, civil unrest and insurrection in various countries and other circumstances or events. Any such event may result in loss of life or property, loss of revenue or increased costs and the frequency and severity of natural disasters may increase due to climate change. The operation of cruise ships also involves the risk of other incidents at sea or while in port, including missing guests, inappropriate crew or passenger behavior and onboard crimes, which may bring into question passenger safety, may adversely affect future industry performance and may lead to litigation against us. Although we place passenger safety as the highest priority in the design and operation of our fleet, we have experienced accidents and other incidents involving our cruise ships and there can be no assurance that similar events will not occur in the future. It is possible that we could be forced to cancel a cruise or a series of cruises due to these factors or incur increased port-related and other costs resulting from such adverse events. Any such event involving our cruise ships or other passenger cruise ships may adversely affect guests’ perceptions of safety or result in increased governmental or other regulatory oversight. An adverse judgment or settlement in respect of any of the ongoing claims against us may also lead to negative publicity about us. The expanded use of social media has increased the speed that negative publicity spreads and makes it more difficult to mitigate reputational damage. Anything that damages our reputation (whether or not justified), including adverse publicity about passenger safety, could have an adverse impact on demand, which could lead to price discounting and a reduction in our sales and could adversely affect our business, financial condition and results of operations. If there is a significant accident, mechanical failure or similar problem involving a ship, we may have to place a ship in an extended Dry-dock period for repairs. This could result in material lost revenue and/or increased expenditures.

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

The demand for cruises is affected by international, national and local economic conditions. Adverse changes in the perceived or actual economic climate in North America or globally, such as the volatility of fuel prices, higher interest rates, stock and real estate market declines and/or volatility, more restrictive credit markets, higher unemployment or underemployment rates, higher taxes, changes in governmental policies and political developments impacting international trade, trade disputes and increased tariffs, could reduce the level of discretionary income or consumer confidence in the countries from which we source our guests. Consequently, this may negatively affect demand for cruise vacations in these countries, which are a discretionary purchase. Decreases in demand for cruise vacations could result in price discounting, which, in turn, could reduce the profitability of our business. In addition, these conditions could also impact our suppliers, which could result in disruptions in our suppliers’ services and financial losses for us.

Epidemics and viral outbreaks could have an adverse effect on our business, financial condition and results of operations.

Public perception about the safety of travel and adverse publicity related to passenger or crew illness, such as incidents of viral illnesses, stomach flu or other contagious diseases may impact demand for cruises and result in cruise cancellations and employee absenteeism. For example, the recent outbreak of the COVID-19 coronavirus has resulted in costs and lost revenue related to customer compensation, itinerary modifications, travel restrictions and advisories, the unavailability of ports and/or destinations, cancellations and redeployments and has impacted consumer sentiment regarding cruise travel. The spread of the COVID-19 coronavirus, particularly in North America, could exacerbate its effect on us. Any future wide-ranging health scares would also likely adversely affect our business, financial condition and results of operations.

Breaches in data security or other disturbances to our information technology and other networks or our actual or perceived failure to comply with requirements regarding data privacy and protection could impair our operations, subject us to significant fines, penalties and damages, and have a material adverse impact on our business, financial condition and results of operations.

The integrity and reliability of our information technology systems and networks are crucial to our business operations and disruptions to these systems or networks could impair our operations, have an adverse impact on our financial results and negatively affect our reputation and customer demand. In addition, certain networks are dependent on third-party technologies, systems and service providers for which there is no certainty of uninterrupted availability. Among other things, actual or threatened natural disasters, information systems failures, computer viruses, denial of service attacks and other cyber-attacks may cause disruptions to our information technology, telecommunications and other networks. Our business continuity, disaster recovery, data restoration plans and data and information technology security may not prevent disruptions that could result in adverse effects on our operations and financial results. We carry limited business interruption insurance for certain shoreside operations, subject to limitations, exclusions and deductibles.

As part of our ordinary business operations, we and certain of our third-party service providers collect, process, transmit and store a large volume of personally identifiable information. The security of the systems and networks where we and our service providers store this data is a critical element of our business. Our systems and networks may be vulnerable to computer viruses, malware, worms, hackers and other security issues, including physical and electronic break-ins, router disruption, sabotage or espionage, disruptions from unauthorized access and tampering (including through social engineering such as phishing attacks), impersonation of authorized users and coordinated denial-of-service attacks. For example, in October 2018, we discovered limited instances of unauthorized access to certain employee e-mail communications, some of which contained proprietary business and personally identifiable information. We have implemented additional safeguards, and we do not believe that we experienced any material losses related to this incident; however, there can be no assurance that this or any other breach or incident will not have a material impact on our operations and financial results in the future. In addition, we may not be in a position to promptly address security breaches, unauthorized access or other cyber-attacks or incidents or to implement adequate preventative measures if we are unable to immediately detect such incidents. Our failure to successfully prevent, mitigate or timely respond to such incidents could impair our ability to conduct business and damage our reputation.

We are also subject to laws in multiple jurisdictions relating to the privacy and protection of personal data, including the European Union’s General Data Protection Regulation and the California Consumer Privacy Act. Noncompliance with these and other privacy laws or the compromise of information systems used by us or our service providers resulting in the loss, disclosure, misappropriation of or access to the personally identifiable information of our guests, prospective guests, employees or vendors could result in governmental investigation, civil liability or regulatory penalties under laws protecting the privacy of personal information, any or all of which could disrupt our operations and materially adversely affect our business. Additionally, any material failure by us or our service providers to maintain compliance with the Payment Card Industry security requirements or to rectify a data security issue may result in fines and restrictions on our ability to accept credit cards as a form of payment. The regulatory framework for data privacy and protection is uncertain for the foreseeable future, and it is possible that legal and regulatory obligations may continue to increase and may be interpreted and applied in a manner that is inconsistent or possibly conflicting from one jurisdiction to another.

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

Changes in fuel prices and the type of fuel we are permitted to use and/or other cruise operating costs would impact the cost of our cruise ship operations and our hedging strategies may not protect us from increased costs related to fuel prices.

Fuel expense is a significant cost for our Company. Future increases in the cost of fuel globally or regulatory requirements which require us to use more expensive types of fuel would increase the cost of our cruise ship operations. For example, as of January 2020, the IMO’s convention entitled Prevention of Pollution from Ships (MARPOL) set a global limit on fuel sulfur content of 0.5% (reduced from the previous 3.5% global limit). Various compliance methods, such as the use of low-sulfur fuels or exhaust gas cleaning systems that reduce an equivalent amount of sulfur emissions, may be utilized. We have elected to install exhaust gas cleaning systems on some ships in our fleet, which will allow us to continue to use high-sulfur fuel on those ships in certain areas. However, if exhaust gas cleaning systems are not widely used in the industry, low demand for high-sulfur fuel may increase the price for such fuel. Ships in our fleet that do not have exhaust gas cleaning systems, and in specified areas even ships with exhaust gas cleaning systems, will be required to use low-sulfur fuels. Low-sulfur fuels may be costly due to increased demand and scarcity if suppliers are not able to produce sufficient quantities. In addition, we could experience increases in other cruise operating costs due to market forces and economic or political instability resulting from increases or volatility in fuel expense. Our hedging program may not be successful in mitigating higher fuel costs, and any price protection provided may be limited due to market conditions, including choice of hedging instruments, breakdown of correlation between hedging instrument and market price of fuel and failure of hedge counterparties. To the extent that we use hedge contracts that have the potential to create an obligation to pay upon settlement if fuel prices decline significantly, such hedge contracts may limit our ability to benefit fully from lower fuel costs in the future. There can be no assurance that our hedging arrangements will be cost-effective or that our counterparties will be able to perform under our hedging arrangements. Additionally, deterioration in our financial condition could negatively affect our ability to enter into new hedge contracts in the future.

Mechanical malfunctions and repairs, delays in our shipbuilding program, maintenance and refurbishments and the consolidation of qualified shipyard facilities could adversely affect our results of operations and financial condition.

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

We have operations in and source passengers from the U.K. and member countries of the European Union. Effective as of January 31, 2020, the U.K. withdrew from the European Union, commonly referred to as “Brexit.” During a transition period (set to expire on December 31, 2020), it will remain in the single market and be subject to the European Union’s rules and regulations while the British government continues to negotiate the terms of the U.K.’s future relationship with the European Union. The outcome of these negotiations is uncertain, and we do not know to what extent Brexit will ultimately impact the business environment in the U.K., the rest of the European Union, or other countries. The withdrawal could also adversely affect tax, legal and regulatory regimes to which our business in the region is subject and disrupt the free movement of goods, services and people between the U.K. and the European

Union, which could make it more difficult to source passengers from these regions. These events could have a material adverse effect on our business, financial condition and results of operations.

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

We believe that attractive port destinations are a major reason why guests choose to go on a particular cruise or on a cruise vacation. The availability of ports, including the specific port facility at which our guests will embark and disembark, is affected by a number of factors, including, but not limited to, existing capacity constraints, security, safety, health and environmental concerns, adverse weather conditions and natural disasters such as hurricanes, floods, typhoons and earthquakes, financial limitations on port development, political instability, exclusivity arrangements that ports may have with our competitors, local governmental regulations and fees, local community concerns about port development and other adverse impacts on their communities from additional tourists and sanctions programs implemented by the Office of Foreign Assets Control of the United States Treasury Department or other regulatory bodies. For example, we had to temporarily change certain itineraries in the Caribbean due to damage some ports sustained during an active hurricane season in 2017. There can be no assurance that our ports of call will not be similarly affected in the future. Additionally, in June 2019, the Office of Foreign Assets Control of the United States Department of the Treasury removed the authorization for group people-to-people educational travel by U.S. persons to Cuba. Concurrently, the United States Department of Commerce’s Bureau of Industry and Security removed the authorization to travel for most non-commercial aircraft and all passenger and recreational vessels, including cruise ships, on temporary sojourn in Cuba. Combined, these rulings effectively eliminated the ability of cruise lines to offer cruise travel to Cuba. Due to environmental and over-crowding concerns, some local governments have begun to take measures to limit the number of cruise ships and passengers allowed at certain destinations. For example, Dubrovnik, Venice and Barcelona have either implemented or considered implementing such limitations on cruise ships and passengers. Limitations on the availability of ports of call or on the availability of shore excursions and other service providers at such ports have adversely affected our business, financial condition and results of operations in the past and could do so in the future.

Overcapacity in key markets or globally could adversely affect our operating results.

We continue to expand our fleet through our newbuild program and expect to add nine additional ships to our fleet through 2027. Our competitors have also announced similar expansions to their fleets. These increases in capacity in the cruise industry globally and potential overcapacity in certain key markets may cause us to lower pricing, which would reduce profitability and adversely affect our results of operations. Additionally, older ships in our fleet may not be as competitive as new ships enter the market and we may not be able to sell such older ships at optimal prices.

Our expansion into and investments in new markets may not be successful.

We believe there remains significant opportunity to expand our passenger sourcing into major markets, such as Europe and Australia, as well as into emerging markets and to expand our itineraries in new markets, and we are in the process of such expansion efforts. Expansion into new markets requires significant levels of investment and attention from management. There can be no assurance that these markets will develop as anticipated or that we will have success in these markets, and if we do not, we may be unable to recover our investment spent to expand our business into these markets and may forgo opportunities in more lucrative markets, which could adversely impact our business, financial condition and results of operations.

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

●	could elect to declare all indebtedness outstanding, together with accrued and unpaid interest and fees, to be due and payable and terminate all commitments to extend further credit, if applicable; and/or
●	could require us to apply all of our available cash to repay such indebtedness.

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

Certain of our debt agreements use LIBOR as a reference rate for interest rate calculations. In July 2017, the U.K.’s Financial Conduct Authority, which regulates LIBOR, announced that it intends to phase out LIBOR by the end of 2021. The U.S. Federal Reserve has begun publishing a Secured Overnight Funding Rate, which is intended to replace U.S. dollar LIBOR. Plans for alternative reference rates for other currencies have also been announced. At this time, we cannot predict how markets will respond to these proposed alternative rates or the effect of any changes to LIBOR or the discontinuation of LIBOR. If LIBOR is no longer available or if our lenders have increased costs due to changes in LIBOR, we may experience potential increases in interest rates on our variable rate debt, which could adversely impact our results of operations. In addition, some of our debt agreements which use LIBOR as a reference rate do not contain fallback reference rates. If LIBOR is discontinued, we may incur additional costs related to contract renegotiation for such agreements.

Our inability to recruit or retain qualified personnel or the loss of key personnel or employee relations issues may materially adversely affect our business, financial condition and results of operations.

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

Currently, we are a party to collective bargaining agreements with certain crew members. Any future amendments to such collective bargaining agreements or inability to satisfactorily renegotiate such agreements may increase our labor costs and have a negative impact on our financial condition. In addition, although our collective bargaining agreements have a no-strike provision, they may not prevent a disruption in work on our ships in the future. Any such disruptions in work could have a material adverse effect on our financial results.

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

We are subject to complex laws and regulations, including environmental, health and safety, labor, data privacy and protection and maritime laws and regulations, which could adversely affect our operations and any changes in the current laws and regulations could lead to increased costs or decreased revenue.

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

The International Labor Organization’s Maritime Labor Convention, 2006 regulates many aspects of maritime crew labor and impacts the worldwide sourcing of new crew members. MARPOL regulations have established special Emission Control Areas (“ECAs”) with stringent limitations on sulfur and nitrogen oxide emissions from fuel burning aboard ships. Ships operating in designated ECAs (which include the Baltic Sea, the North Sea/English Channel, and many of the waters within 200 nautical miles of the U.S. and Canadian coasts including the Hawaiian Islands and waters surrounding Puerto Rico and the U.S. Virgin Islands) are generally expected to meet the new sulfur oxide emissions limits through the use of low-sulfur fuels or installation of exhaust gas cleaning systems.

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

In the past, states have implemented taxes that impact the cruise industry. It is possible that other states, countries or ports of call that our ships regularly visit may also decide to assess new taxes or fees or change existing taxes or fees specifically applicable to the cruise industry and its employees and/or guests, which could increase our operating costs and/or could decrease the demand for cruises.

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

NCLH’s bye-laws contain provisions that may delay, defer, prevent or render more difficult a takeover attempt that its shareholders consider to be in their best interests. As a result, these provisions may prevent NCLH’s shareholders from receiving a premium to the market price of NCLH’s shares offered by a bidder in a takeover context. Even in the absence of a takeover attempt, the existence of these provisions may adversely affect the prevailing market price of NCLH’s shares if they are viewed as discouraging takeover attempts in the future. These provisions include:

●	the ability of NCLH’s Board of Directors to designate one or more series of preference shares and issue preference shares without shareholder approval;
●	a classified board of directors;
●	the sole power of a majority of NCLH’s Board of Directors to fix the number of directors;
●	the power of NCLH’s Board of Directors to fill any vacancy on NCLH’s Board of Directors in most circumstances, including when such vacancy occurs as a result of an increase in the number of directors or otherwise; and
●	advance notice requirements for nominating directors or introducing other business to be conducted at shareholder meetings.

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

We lease a number of domestic and international offices throughout Europe, Asia, South America and Australia to administer our brand operations globally. Norwegian owns a private island in the Bahamas, Great Stirrup Cay, which we utilize as a port-of-call on some of our itineraries. We operate a cruise destination in Belize, Harvest Caye.

We believe that our facilities are adequate for our current needs, and that we are capable of obtaining additional facilities as necessary.

Item 3. Legal Proceedings

Booksafe Travel Protection Plan

As previously disclosed in our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2019, June 30, 2019, and September 30, 2019, on September 21, 2018, a proposed class-action lawsuit was filed by Marta and Jerry Phillips and others against NCL Corporation Ltd. in the United States District Court for the Southern District of Florida relating to the marketing and sales of our Booksafe Travel Protection Plan. The plaintiffs purport to represent an alleged class of passengers who purchased Booksafe Travel Protection Plans. The complaint alleged that the Company concealed that it received proceeds on the sale of the travel insurance portion of the plan. The complaint sought an unspecified amount of damages, fees and costs. The Company moved to invoke the arbitration clause of the ticket contract to move the case out of Federal Court. On May 29, 2019, the Court granted the motion and compelled the plaintiffs to submit their claims to arbitration on an individual basis, dismissing the claims before the Court with prejudice. The plaintiffs filed an appeal on October 28, 2019. We believe we have meritorious defenses to the claim and that any liability which may arise as a result of this action will not have a material impact on our consolidated financial statements.

Helms-Burton Act

On August 27, 2019, two lawsuits were filed against Norwegian Cruise Line Holdings Ltd. in the United States District Court for the Southern District of Florida under Title III of the Cuban Liberty and Solidarity (Libertad) Act of 1996, also known as the Helms-Burton Act. The complaint filed by Havana Docks Corporation alleges it holds an interest in the Havana Cruise Port Terminal and the complaint filed by Javier Garcia-Bengochea alleges that he holds an interest in the Port of Santiago, Cuba, both of which were expropriated by the Cuban Government. The complaints further allege that the Company “trafficked” in those properties by embarking and disembarking passengers at these facilities. The plaintiffs seek all available statutory remedies, including the value of the expropriated property, plus interest, treble damages, attorneys’ fees and costs. On January 7, 2020, the United States District Court for the Southern District of Florida dismissed the claim by Havana Docks Corporation. We believe that the plaintiff plans to appeal the order. We believe we have meritorious defenses to the claims and intend to vigorously defend these matters.

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

Holders

As of February 14, 2020, there were 248 record holders of NCLH’s ordinary shares. Since certain of NCLH’s ordinary shares are held by brokers and other institutions on behalf of shareholders, the foregoing number is not representative of the number of beneficial owners.

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

Purchases of Equity Securities by the Issuer

On April 17, 2018, the Board of Directors of NCLH approved a three-year share repurchase program under which NCLH may purchase up to $1.0 billion of its ordinary shares (the “Repurchase Program”). Pursuant to the Repurchase Program, NCLH may repurchase its ordinary shares from time to time, in amounts, at prices and at such times as it deems appropriate, subject to market conditions and other considerations. Repurchases under the Repurchase Program may take place in the open market or in privately negotiated transactions, including structured and derivative transactions such as accelerated share repurchase transactions and may be made under a Rule 10b5-1 plan. There was no share repurchase activity during the three months ended December 31, 2019 and approximately $248.8 million remained available under the Repurchase Program.

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

The following graph shows a comparison of the cumulative total return for our ordinary shares, the Standard & Poor’s 500 Composite Stock Index and the Dow Jones United States Travel and Leisure index. The Stock Performance Graph assumes that $100 was invested at the closing price of our ordinary shares on the Nasdaq and in each index on the last trading day of fiscal 2014. Past performance is not necessarily an indicator of future results. The stock prices used were as of the close of business on the respective dates.

$300
$250
$200
$150
$100
$50
12/31/14
12/31/15
12/31/16
12/31/17
12/31/18
12/31/19
NCLH
S&P 500
Dow Jones US Travel & Leisure

Item 6. Selected Financial Data

The following selected financial data should be read in conjunction with the consolidated financial statements and notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this annual report.

The consolidated financial statements as of December 31, 2019 include the impact of a change in accounting policy related the adoption of Accounting Standards Codification 842 – Leases on January 1, 2019. See Note 5, Leases, to the Notes to the Consolidated Financial Statements included herein for additional information about these changes in accounting policy.

	As of or for the Year Ended December 31,
(in thousands, except share data, per
share data and operating data)	2019	2018	2017	2016	2015
Statement of operations data:
Total revenue	$6,462,376	$6,055,126	$5,396,175	$4,874,340	$4,345,048
Operating income	$1,178,077	$1,219,061	$1,048,819	$925,464	$702,486
Net income	$930,228	$954,843	$759,872	$633,085	$427,137
EPS:
Basic	$4.33	$4.28	$3.33	$2.79	$1.89
Diluted	$4.30	$4.25	$3.31	$2.78	$1.86
Weighted-average shares outstanding:
Basic	214,929,977	223,001,739	228,040,825	227,121,875	226,591,437
Diluted	216,475,076	224,419,205	229,418,326	227,850,286	230,040,132
Balance sheet data:
Total assets	$16,684,599	$15,205,970	$14,094,869	$12,973,911	$12,264,757
Property and equipment, net	$13,135,337	$12,119,253	$11,040,488	$10,117,689	$9,458,805
Long-term debt, including current portion	$6,801,693	$6,492,091	$6,307,765	$6,398,687	$6,397,537
Total shareholders’ equity	$6,515,579	$5,963,001	$5,749,766	$4,537,726	$3,780,880
Operating data:
Passengers carried	2,695,718	2,795,101	2,519,324	2,337,311	2,164,404
Passenger Cruise Days	20,637,949	20,276,568	18,523,030	17,588,707	16,027,743
Capacity Days	19,233,459	18,841,678	17,363,422	16,376,063	14,700,990
Occupancy Percentage	107.3%	107.6%	106.7%	107.4%	109.0%

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

We categorize revenue from our cruise and cruise-related activities as either “passenger ticket” revenue or “onboard and other” revenue. Passenger ticket revenue and onboard and other revenue vary according to product offering, the size of the ship in operation, the length of cruises operated and the markets in which the ship operates. Our revenue is seasonal based on demand for cruises, which has historically been strongest during the Northern Hemisphere’s summer months. Passenger ticket revenue primarily consists of revenue for accommodations, meals in certain restaurants on the ship, certain onboard entertainment, port fees and taxes and includes revenue for service charges and air and land transportation to and from the ship to the extent guests purchase these items from us. Onboard and other revenue primarily consists of revenue from casino, beverage sales, shore excursions, specialty dining, retail sales, spa services and photo services. Our onboard revenue is derived from onboard activities we perform directly or that are performed by independent concessionaires, from which we receive a share of their revenue.

Our cruise operating expense is classified as follows:

●	Commissions, transportation and other primarily consists of direct costs associated with passenger ticket revenue. These costs include travel advisor commissions, air and land transportation expenses, related credit card fees, certain port fees and taxes and the costs associated with shore excursions and hotel accommodations included as part of the overall cruise purchase price.
●	Onboard and other primarily consists of direct costs incurred in connection with onboard and other revenue, including casino, beverage sales and shore excursions.
●	Payroll and related consists of the cost of wages and benefits for shipboard employees and costs of certain inventory items, including food, for a third party that provides crew and other hotel services for certain ships.
●	Fuel includes fuel costs, the impact of certain fuel hedges and fuel delivery costs.
●	Food consists of food costs for passengers and crew on certain ships.
●	Other consists of repairs and maintenance (including Dry-dock costs), ship insurance and other ship expenses.

Critical Accounting Policies

Our consolidated financial statements have been prepared in accordance with U.S. GAAP. The preparation of these consolidated financial statements requires us to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of our consolidated financial statements and the reported amounts of revenue and expenses during the periods presented. We rely on historical experience and on various other assumptions that we believe to be reasonable under the circumstances to make these estimates and judgments. Actual results could differ materially from these estimates. We believe that the following critical accounting policies reflect the significant estimates and assumptions used in the preparation of our consolidated financial statements. These critical accounting policies, which are presented in detail in our notes to our audited consolidated financial statements, relate to ship accounting and asset impairment.

Ship Accounting

Ships represent our most significant assets, and we record them at cost less accumulated depreciation. Depreciation of ships is computed on a straight-line basis over the weighted average useful lives of primarily 30 years after a 15% reduction for the estimated residual value of the ship. Ship improvement costs that we believe add value to our ships are capitalized to the ship and depreciated over the shorter of the improvements’ estimated useful lives or the remaining useful life of the ship. When we record the retirement of a ship component included within the ship’s cost basis, we estimate the net book value of the component being retired and remove it from the ship’s cost basis. Repairs and maintenance activities are charged to expense as incurred. We account for Dry-dock costs under the direct expense method which requires us to expense all Dry-dock costs as incurred.

We determine the weighted average useful lives of our ships based primarily on our estimates of the useful lives of the ships’ major component systems on the date of acquisition, such as cabins, main diesels, main electric, superstructure and hull. The useful lives of ship improvements are estimated based on the economic lives of the new components. In addition, to determine the useful lives of the ship or ship components, we consider the impact of the historical useful lives of similar assets, manufacturer recommended lives and anticipated changes in technological conditions. Given the large and complex nature of our ships, our accounting estimates related to ships and determinations of ship improvement costs to be capitalized require judgment and are uncertain. Should certain factors or circumstances cause us to revise our estimate of ship service lives or projected residual values, depreciation expense could be materially lower or higher. If circumstances cause us to change our assumptions in making determinations as to whether ship improvements should be capitalized, the amounts we expense each year as repairs and maintenance costs could increase, partially offset by a decrease in depreciation expense. If we reduced our estimated weighted average 30-year ship service life by one year, depreciation expense for the year ended December 31, 2019 would have increased by $12.9 million. In addition, if our ships were estimated to have no residual value, depreciation expense for the same period would have increased by $66.4 million. We believe our estimates for ship accounting are reasonable and our methods are consistently applied. We believe that depreciation expense is based on a rational and systematic method to allocate our ships’ costs to the periods that benefit from the ships’ usage.

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

We evaluate goodwill and tradenames for impairment annually or more frequently when an event occurs or circumstances change that indicates the carrying value of a reporting unit may not be recoverable. For our evaluation of goodwill we use the Step 0 Test which allows us to first assess qualitative factors to determine whether it is more likely than not (i.e., more than 50%) that the fair value of a reporting unit is less than its carrying value. For tradenames we also provide a qualitative assessment to determine if there is any indication of impairment.

In order to make this evaluation, we consider whether any of the following factors or conditions exist:

●	Changes in general macroeconomic conditions such as a deterioration in general economic conditions; limitations on accessing capital; fluctuations in foreign exchange rates; or other developments in equity and credit markets;
●	Changes in industry and market conditions such as a deterioration in the environment in which an entity operates; an increased competitive environment; a decline in market-dependent multiples or metrics (in both absolute terms and relative to peers); a change in the market for an entity’s products or services; or a regulatory or political development;
●	Changes in cost factors that have a negative effect on earnings and cash flows;
●	Decline in overall financial performance (for both actual and expected performance);
●	Entity and reporting unit specific negative events such as changes in management, key personnel, strategy, or customers; litigation; or a change in the composition or carrying amount of net assets; and
●	Decline in share price (in both absolute terms and relative to peers).

We also may conduct a quantitative assessment comparing the fair value of each reporting unit to its carrying value, including goodwill. This is called the Step I Test which consists of a combined approach using discounted future cash flows and market multiples to determine the fair value of the reporting units. The market approach considers revenue and EBITDA multiples from an appropriate peer group. Our discounted cash flow valuation reflects our principal assumptions of 1) forecasted future operating results and growth rates, 2) forecasted capital expenditures for fleet growth and ship improvements and 3) a weighted average cost of capital of market participants, adjusted for an optimal capital structure.We believe that the combined approach is the most representative method to assess fair value as it utilizes expectations of long-term growth as well as current market conditions. For the tradenames, we may also use a quantitative assessment, which utilizes the relief from royalty method and includes the same forecasts and discount rates from the discounted cash flow valuation in the goodwill assessment along with a tradename royalty rate assumption.

We have concluded that our business has three reporting units. Each brand, Oceania Cruises, Regent Seven Seas and Norwegian, constitutes a business for which discrete financial information is available and management regularly reviews the operating results and, therefore, each brand is considered an operating segment.

As of December 31, 2019, there was $523.0 million, $462.1 million and $403.8 million of goodwill for the Oceania Cruises, Regent Seven Seas and Norwegian reporting units, respectively. For our 2019 annual goodwill impairment evaluation, we elected to perform quantitative tests for the each of the reporting units. Based on the results of the Step 1 Tests, we determined there was no impairment of goodwill because the fair value of the Regent Seven Seas and Norwegian reporting units substantially exceeded their carrying values. The fair value of the Oceania Cruises reporting unit exceeded the carrying value by 24%. However, a change in the conditions of any reporting unit may result in a decline in fair value in future periods. As of December 31, 2019, our tests supported the carrying values of these assets and we believe that we have made reasonable estimates and judgments.

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

In addition, Adjusted Net Income and Adjusted EPS are non-GAAP financial measures that exclude certain amounts and are used to supplement GAAP net income and EPS. We use Adjusted Net Income and Adjusted EPS as key performance measures of our earnings performance. We believe that both management and investors benefit from referring to these non-GAAP financial measures in assessing our performance and when planning, forecasting and analyzing future periods. These non-GAAP financial measures also facilitate management’s internal comparison to our historical performance. In addition, management uses Adjusted EPS as a performance measure for our incentive compensation. The amounts excluded in the presentation of these non-GAAP financial measures may vary from period to period; accordingly, our presentation of Adjusted Net Income and Adjusted EPS may not be indicative of future adjustments or results. For example, for the year ended December 31, 2018, we incurred Secondary Equity Offering expenses of $0.9 million. Similar expenses were not incurred in the year ended December 31, 2019. We included this as an adjustment in the reconciliation of Adjusted Net Income since these expenses were not representative of our day-to-day operations and we have included similar non-representative adjustments in prior periods.

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

Summary of Significant 2019 Events

In January 2019, we (a) reduced the pricing of our existing $875 million Revolving Loan Facility, (b) reduced the pricing and increased the approximately $1.3 billion principal amount outstanding under the term loan A facility to $1.6 billion, and (c) extended the maturity dates for our Revolving Loan Facility and our term loan A facility to 2024, subject to certain conditions.

In June 2019, the Office of Foreign Assets Control of the United States Department of the Treasury removed the authorization for group people-to-people educational travel by U.S. persons to Cuba. As a result, we have stopped sailings to Cuba effective June 5, 2019 and revised the affected itineraries. The estimated negative impact resulting from this regulatory change was approximately $0.45 to both diluted EPS and Adjusted EPS for the year ended December 31, 2019. We expect the negative impact to diluted EPS and Adjusted EPS to continue into 2020 as a result of the cessation of cruises to Cuba.

In October 2019, Norwegian Encore was delivered.

In December 2019, we redeemed $565.0 million principal amount of the outstanding 4.75% Senior Notes due 2021 and issued $565.0 million of 3.625% Senior Notes due 2024.

Throughout 2019, we repurchased approximately $349.9 million of NCLH’s outstanding ordinary shares under our previously authorized three-year, $1.0 billion share repurchase program. As of December 31, 2019, $248.8 million of authorized repurchases remained.

Executive Overview

Total revenue increased 6.7% to $6.5 billion for the year ended December 31, 2019 compared to $6.1 billion for the year ended December 31, 2018. Gross Yield increased 4.6%. Net Revenue for the year ended December 31, 2019 increased 5.1% to $4.9 billion from $4.7 billion in the same period in 2018 with an increase in Net Yield of 2.9% and an increase in Capacity Days of 2.1%.

For the year ended December 31, 2019, we had net income and diluted EPS of $930.2 million and $4.30, respectively. For the year ended December 31, 2018, we had net income and diluted EPS of $954.8 million and $4.25, respectively. Operating income decreased 3.4% to slightly below $1.2 billion for the year ended December 31, 2019 from slightly above $1.2 billion for the year ended December 31, 2018.

We had Adjusted Net Income and Adjusted EPS of $1.1 billion and $5.09, respectively, for the year ended December 31, 2019, including $170.8 million of adjustments primarily consisting of expenses related to non-cash share-based compensation, amortization of intangible assets, losses on the extinguishment and modification of debt and the redeployment of Norwegian Joy, compared to Adjusted Net Income and Adjusted EPS of $1.1 billion and $4.92, respectively, for the year ended December 31, 2018. A 2.0% improvement in Adjusted EBITDA was achieved for the same period. We refer you to our “Results of Operations” below for a calculation of Net Revenue, Net Yield, Adjusted Net Income, Adjusted EPS and Adjusted EBITDA.

In late January 2020, the COVID-19 coronavirus outbreak began impacting the Company’s financial performance and operations. The Company has experienced costs and lost revenue related to itinerary modifications, travel restrictions and advisories, the unavailability of ports and/or destinations, cancellations and redeployments. The COVID-19 coronavirus is also impacting consumer sentiment regarding cruise travel generally, and the full impact of this indirect effect cannot be quantified at this time. See “Epidemics and viral outbreaks could have an adverse effect on our business, financial condition and results of operations” in Part I Item 1A-Risk Factors for further information related to this risk.

Results of Operations

The discussion below compares the results of operations for the year ended December 31, 2019 to the year ended December 31, 2018. For a comparison of the Company’s results of operations for the fiscal years ended December 31, 2017 to the year ended December 31, 2018, see “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, which was filed with the U.S. Securities and Exchange Commission on February 27, 2019.

We reported total revenue, total cruise operating expense, operating income and net income as follows (in thousands, except per share data):

	Year Ended December 31,
	2019	2018
Total revenue	$6,462,376	$6,055,126
Total cruise operating expense	$3,663,261	$3,377,076
Operating income	$1,178,077	$1,219,061
Net income	$930,228	$954,843
EPS:
Basic	$4.33	$4.28
Diluted	$4.30	$4.25

The following table sets forth operating data as a percentage of total revenue:

	Year Ended December 31,
	2019	2018
Revenue
Passenger ticket	69.9%	70.4%
Onboard and other	30.1%	29.6%
Total revenue	100.0%	100.0%
Cruise operating expense
Commissions, transportation and other	17.4%	16.5%
Onboard and other	6.1%	5.8%
Payroll and related	14.3%	14.6%
Fuel	6.3%	6.5%
Food	3.4%	3.5%
Other	9.2%	8.9%
Total cruise operating expense	56.7%	55.8%
Other operating expense
Marketing, general and administrative	15.1%	14.8%
Depreciation and amortization	10.0%	9.3%
Total other operating expense	25.1%	24.1%
Operating income	18.2%	20.1%
Non-operating income (expense)
Interest expense, net	(4.2)%	(4.4)%
Other income (expense), net	0.1%	0.3%
Total non-operating income (expense)	(4.1)%	(4.1)%
Net income before income taxes	14.1%	16.0%
Income tax benefit (expense)	0.3%	(0.2)%
Net income	14.4%	15.8%

The following table sets forth selected statistical information:

	Year Ended December 31,
	2019	2018
Passengers carried	2,695,718	2,795,101
Passenger Cruise Days	20,637,949	20,276,568
Capacity Days	19,233,459	18,841,678
Occupancy Percentage	107.3%	107.6%

Net Revenue, Gross Yield and Net Yield were calculated as follows (in thousands, except Capacity Days and Yield data):

	Year Ended December 31,
		2019
		Constant
	2019	Currency	2018
Passenger ticket revenue	$4,517,393	$4,559,023	$4,259,815
Onboard and other revenue	1,944,983	1,944,983	1,795,311
Total revenue	6,462,376	6,504,006	6,055,126
Less:
Commissions, transportation and other expense	1,120,886	1,129,491	998,948
Onboard and other expense	394,673	394,673	348,656
Net Revenue	$4,946,817	$4,979,842	$4,707,522
Capacity Days	19,233,459	19,233,459	18,841,678
Gross Yield	$336.00	$338.16	$321.37
Net Yield	$257.20	$258.92	$249.85

Gross Cruise Cost, Net Cruise Cost, Net Cruise Cost Excluding Fuel and Adjusted Net Cruise Cost Excluding Fuel were calculated as follows (in thousands, except Capacity Days and per Capacity Day data):

	Year Ended December 31,
		2019
		Constant
	2019	Currency	2018
Total cruise operating expense	$3,663,261	$3,684,318	$3,377,076
Marketing, general and administrative expense	974,850	980,047	897,929
Gross Cruise Cost	4,638,111	4,664,365	4,275,005
Less:
Commissions, transportation and other expense	1,120,886	1,129,491	998,948
Onboard and other expense	394,673	394,673	348,656
Net Cruise Cost	3,122,552	3,140,201	2,927,401
Less: Fuel expense	409,602	409,602	392,685
Net Cruise Cost Excluding Fuel	2,712,950	2,730,599	2,534,716
Less Non-GAAP Adjustments:
Non-cash deferred compensation (1)	2,135	2,135	2,167
Non-cash share-based compensation (2)	95,055	95,055	115,983
Secondary Equity Offering expenses (3)	—	—	883
Severance payments and other fees (4)	6,514	6,514	—
Redeployment of Norwegian Joy (5)	7,051	7,051	—
Other (6)	—	—	(1,412)
Adjusted Net Cruise Cost Excluding Fuel	$2,602,195	$2,619,844	$2,417,095
Capacity Days	19,233,459	19,233,459	18,841,678
Gross Cruise Cost per Capacity Day	$241.15	$242.51	$226.89
Net Cruise Cost per Capacity Day	$162.35	$163.27	$155.37
Net Cruise Cost Excluding Fuel per Capacity Day	$141.05	$141.97	$134.53
Adjusted Net Cruise Cost Excluding Fuel per Capacity Day	$135.30	$136.21	$128.28
(1)	Non-cash deferred compensation expenses related to the crew pension plan and other crew expenses, which are included in payroll and related expense.
(2)	Non-cash share-based compensation expense related to equity awards, which are included in marketing, general and administrative expense and payroll and related expense.
(3)	Secondary Equity Offering expenses are included in marketing, general and administrative expense.
(4)	Severance payments related to restructuring costs are included in marketing, general and administrative expense.
(5)	Expenses related to the redeployment of Norwegian Joy from Asia to the U.S. and the closing of the Shanghai office, which are included in other cruise operating expense and marketing, general and administrative expense.
(6)	Other primarily related to expenses and reimbursements for certain legal costs included in marketing, general and administrative expense.

Adjusted Net Income and Adjusted EPS were calculated as follows (in thousands, except share and per share data):

	Year Ended December 31,
	2019	2018
Net income	$930,228	$954,843
Non-GAAP Adjustments:
Non-cash deferred compensation (1)	3,514	3,453
Non-cash share-based compensation (2)	95,055	115,983
Secondary Equity Offering expenses (3)	—	883
Severance payments and other fees (4)	6,514	—
Extinguishment and modification of debt (5)	16,676	6,346
Amortization of intangible assets (6)	18,414	24,890
Redeployment of Norwegian Joy (7)	30,629	—
Other (8)	—	(1,412)
Adjusted Net Income	$1,101,030	$1,104,986
Diluted weighted-average shares outstanding - Net income and Adjusted Net Income	216,475,076	224,419,205
Diluted earnings per share	$4.30	$4.25
Adjusted EPS	$5.09	$4.92
(1)	Non-cash deferred compensation expenses related to the crew pension plan and other crew expenses are included in payroll and related expense and other income (expense), net.
(2)	Non-cash share-based compensation expenses related to equity awards are included in marketing, general and administrative expense and payroll and related expense.
(3)	Secondary Equity Offering expenses are included in marketing, general and administrative expense.
(4)	Severance payments related to restructuring costs are included in marketing, general and administrative expense.
(5)	Losses on extinguishments and modifications of debt are included in interest expense, net.
(6)	Amortization of intangible assets related to the Acquisition of Prestige are included in depreciation and amortization expense.
(7)

Expenses related to the redeployment of Norwegian Joy from Asia to the U.S. and the closing of the Shanghai office, which are included in other cruise operating expense, marketing, general and administrative expense and depreciation and amortization expense.

(8)	Other primarily related to expenses and reimbursements for certain legal costs included in marketing, general and administrative expense.

EBITDA and Adjusted EBITDA were calculated as follows (in thousands):

	Year Ended December 31,
	2019	2018
Net income	$930,228	$954,843
Interest expense, net	272,867	270,404
Income tax (benefit) expense	(18,863)	14,467
Depreciation and amortization expense	646,188	561,060
EBITDA	1,830,420	1,800,774
Other (income) expense, net (1)	(6,155)	(20,653)
Non-GAAP Adjustments:
Non-cash deferred compensation (2)	2,135	2,167
Non-cash share-based compensation (3)	95,055	115,983
Secondary Equity Offering expenses (4)	—	883
Severance payments and other fees (5)	6,514	—
Redeployment of Norwegian Joy (6)	7,051	—
Other (7)	—	(1,412)
Adjusted EBITDA	$1,935,020	$1,897,742
(1)	Primarily consists of gains and losses, net for forward currency exchanges and proceeds from insurance and litigation settlements.
(2)	Non-cash deferred compensation expenses related to the crew pension plan and other crew expenses are included in payroll and related expense.
(3)	Non-cash share-based compensation expense related to equity awards are included in marketing, general and administrative expense and payroll and related expense.
(4)	Secondary Equity Offering expenses are included in marketing, general and administrative expense.
(5)	Severance payments related to restructuring costs are included in marketing, general and administrative expense.
(6)

Expenses related to the redeployment of Norwegian Joy from Asia to the U.S. and the closing of the Shanghai office, which are included in other cruise operating expense and marketing, general and administrative expense.

(7)	Other primarily related to expenses and reimbursement for certain legal costs included in marketing, general and administrative expense.

Year Ended December 31, 2019 (“2019”) Compared to Year Ended December 31, 2018 (“2018”)

Revenue

Total revenue increased 6.7% to $6.5 billion in 2019 compared to $6.1 billion in 2018 primarily due to an increase in Capacity Days and improved pricing. Gross Yield increased 4.6%. Net Revenue increased 5.1% to $4.9 billion in 2019, from $4.7 billion in 2018, due to an increase in Capacity Days of 2.1% and an increase in Net Yield of 2.9%.  The increase in Capacity Days was primarily due to a full year of Norwegian Bliss in 2019 and the introduction of Norwegian Encore to the fleet during the fourth quarter of 2019, partially offset by a reduction in Capacity Days while Norwegian Joy was undergoing revitalization and other repairs and maintenance for our fleet including scheduled Dry-docks. The increase in Gross Yield and Net Yield was primarily due to an increase in passenger ticket pricing and onboard spending.  On a Constant Currency basis, Net Yield increased 3.6%.

Expense

Total cruise operating expense increased 8.5% in 2019 compared to 2018, primarily due to the increase in Capacity Days, the redeployment of Norwegian Joy during the second quarter of 2019 and incremental direct costs related to air promotions. Gross Cruise Cost increased 8.5% in 2019 compared to 2018, due to an increase in total cruise operating expense and marketing, general and administrative expenses. Total other operating expense increased 11.1% in 2019 compared to 2018. Marketing, general and administrative expenses increased primarily due to higher advertising expenses. Depreciation and amortization expense increased primarily due to the additions of Norwegian Encore and Norwegian Bliss and ship improvement projects. Net Cruise Cost per Capacity Day increased 4.5% (5.1% on a Constant

Currency basis) due to an increase in marketing, general and administrative expenses, costs associated with the cessation of cruises to Cuba and other ship operating costs. Adjusted Net Cruise Cost Excluding Fuel per Capacity Day increased 5.5% (6.2% on a Constant Currency basis). We refer you to the “Results of Operations” above for a reconciliation of total cruise operating expense to Adjusted Net Cruise Cost Excluding Fuel.

Interest expense, net was $272.9 million in 2019 compared to $270.4 million in 2018. The increase in 2019 includes $16.7 million of losses on extinguishment of debt and debt modification costs. In 2019, interest expense also reflects lower outstanding debt balances and lower margins associated with recent refinancings, partially offset by newbuild financings and an increase in LIBOR. 2018 included losses on extinguishment of debt and debt modification costs of $6.3 million.

Other income (expense), net was income of $6.2 million in 2019 compared to income of $20.7 million in 2018. Other income in 2019 was primarily due to gains from insurance proceeds and a litigation settlement partially offset by losses on foreign currency exchange.  Other income in 2018 was primarily due to gains on foreign currency exchange.

Income tax benefit (expense) was a benefit of $18.9 million in 2019 compared to an expense of $14.5 million in 2018. During 2018, we implemented certain tax restructuring strategies that created our ability to utilize the net operating loss carryforwards of Prestige, for which we had previously provided a full valuation allowance. As a result, in 2019 we recorded a tax benefit of $35.7 million in connection with the reversal of substantially all of the valuation allowance.

Liquidity and Capital Resources

General

As of December 31, 2019, our liquidity was $1.1 billion consisting of $252.9 million in cash and cash equivalents and $875.0 million available under our Revolving Loan Facility. Our primary ongoing liquidity requirements are to finance working capital, capital expenditures and debt service.

As of December 31, 2019, we had a working capital deficit of $2.9 billion. This deficit included $2.0 billion of advance ticket sales, which represents the total revenue we collect in advance of sailing dates and accordingly are substantially more like deferred revenue balances rather than actual current cash liabilities. Our business model, along with our Revolving Loan Facility, allows us to operate with a working capital deficit and still meet our operating, investing and financing needs.

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

In January 2019, we (a) reduced the pricing of our existing $875.0 million Revolving Loan Facility, (b) reduced the pricing and increased the approximately $1.3 billion principal amount outstanding under the term loan A facility to $1.6 billion, and (c) extended the maturity dates for our Revolving Loan Facility and our term loan A facility to 2024, subject to certain conditions. We used the proceeds from the increase in our term loan A facility to prepay all of the then outstanding amounts under the term loan B facility. In addition, in December 2019, we redeemed $565.0 million principal amount of the then outstanding 4.75% Senior Notes due 2021 and issued $565.0 million of 3.625% Senior Notes due 2024. See Note 8, Long-Term Debt, to the Notes to the Consolidated Financial Statements included herein for additional information about these refinancing activities as well as our other debt agreements.

Sources and Uses of Cash

In this section, references to 2019 refer to the year ended December 31, 2019 and references to 2018 refer to the year ended December 31, 2018.

Net cash provided by operating activities was $1.8 billion in 2019 compared to $2.1 billion in 2018. The net cash provided by operating activities in 2019 included net income of $930.2 million, an increase in advance ticket sales of $347.4 million and timing differences in cash receipts and payments relating to various operating assets and liabilities. The change in net cash provided by operating activities in 2018 includes net income of $954.8 million as well as timing differences in cash receipts and payments relating to various operating assets and liabilities, including an increase in advance ticket sales of $262.6 million.

Net cash used in investing activities was $1.7 billion in 2019, primarily related to payments for the delivery of Norwegian Encore, ships under construction, ship improvement projects and shoreside projects. Net cash used in investing activities was $1.5 billion in 2018, primarily related to payments for the delivery of Norwegian Bliss, ship improvements, ships under construction and shoreside projects.

Net cash used in financing activities was $53.4 million in 2019, primarily due to the repurchase of $349.9 million of NCLH’s ordinary shares, net repayments of our Revolving Loan Facility and the net refinancing of term loans partially offset by the issuance of new debt. Net cash used in financing activities was $584.8 million in 2018, reflecting the net repayment of our Revolving Loan Facility, repayments on other loan facilities, the repurchase of NCLH’s ordinary shares and deferred financing fees and other, partially offset by the proceeds from borrowings on newbuild loan facilities.

For the Company’s cash flow activities for the fiscal year ended December 31, 2017, see “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, which was filed with the U.S. Securities and Exchange Commission on February 27, 2019.

Future Capital Commitments

Future capital commitments consist of contracted commitments, including ship construction contracts, and future expected capital expenditures necessary for operations as well as our ship refurbishment projects. As of December 31, 2019, anticipated capital expenditures were $1.4 billion, $1.2 billion and $2.6 billion for the years ending December 31, 2020, 2021 and 2022, respectively. We have export credit financing in place for the anticipated expenditures related to ship construction contracts of $0.5 billion, $0.2 billion and $1.3 billion for the years ending December 31, 2020, 2021 and 2022, respectively. These future expected capital expenditures will significantly increase our depreciation and amortization expense as we take delivery of the ships.

For the Norwegian Brand, Project Leonardo will introduce an additional six ships, each approximately 140,000 Gross Tons with approximately 3,300 Berths, with expected delivery dates from 2022 through 2027, subject to certain conditions. For the Regent brand, Seven Seas Splendor was delivered in January 2020. We have an order for one additional Explorer Class Ship to be delivered in 2023. Each of the Explorer Class Ships will be approximately 55,000 Gross Tons and 750 Berths. For the Oceania Cruises brand, we have orders for two Allura Class Ships to be delivered in 2022 and 2025. Each of the Allura Class Ships will be approximately 67,000 Gross Tons and 1,200 Berths.

The combined contract prices of the 10 ships on order for delivery as of December 31, 2019, including Seven Seas Splendor, which was delivered in January 2020, was approximately €7.4 billion, or $8.3 billion based on the euro/U.S. dollar exchange rate as of December 31, 2019. We have obtained export credit financing which is expected to fund approximately 80% of the contract price of each ship, subject to certain conditions. We do not anticipate any contractual breaches or cancellations to occur. However, if any such events were to occur, it could result in, among other things, the forfeiture of prior deposits or payments made by us and potential claims and impairment losses which may materially impact our business, financial condition and results of operations.

Capitalized interest for the years ended December 31, 2019 and 2018 was $32.9 million and $30.4 million, respectively, primarily associated with the construction of our newbuild ships.

Off-Balance Sheet Transactions

None.

Contractual Obligations

As of December 31, 2019, our contractual obligations with initial or remaining terms in excess of one year, including interest payments on long-term debt obligations, were as follows (in thousands):

		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years
Long-term debt (1)	$6,926,677	$746,358	$1,566,662	$2,834,787	$1,778,870
Operating leases (2)	287,995	47,796	63,988	63,493	112,718
Ship construction contracts (3)	5,588,490	556,784	1,874,516	2,327,887	829,303
Port facilities (4)	2,086,925	79,418	135,720	145,212	1,726,575
Interest (5)	1,008,378	218,243	361,982	244,247	183,906
Other (6)	1,362,172	311,047	456,938	395,599	198,588
Total (7)	$17,260,637	$1,959,646	$4,459,806	$6,011,225	$4,829,960
(1)

Long-term debt includes premiums aggregating $0.2 million and capital leases. Long-term debt excludes deferred financing fees which are a direct deduction from the carrying value of the related debt liability in the consolidated balance sheets.

(2)	Operating leases are primarily for offices, motor vehicles and office equipment.
(3)

Ship construction contracts are for our newbuild ships based on the euro/U.S. dollar exchange rate as of December 31, 2019. Export credit financing is in place from syndicates of banks. The amount does not include the two Project Leonardo ships and one Allura Class Ship which were still subject to financing and certain Italian government approvals as of December 31, 2019.

(4)	Port facilities are for our usage of certain port facilities.
(5)	Interest includes fixed and variable rates with LIBOR held constant as of December 31, 2019.
(6)	Other includes future commitments for service, maintenance and other business enhancement capital expenditure contracts.
(7)	Total excludes $0.7 million of unrecognized tax benefits as of December 31, 2019, because an estimate of the timing of future tax settlements cannot be reasonably determined.

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

Funding Sources

Certain of our debt agreements contain covenants that, among other things, require us to maintain a minimum level of liquidity, as well as limit our net funded debt-to-capital ratio, and maintain certain other ratios and restrict our ability to pay dividends. Substantially all of our ships and other property and equipment are pledged as collateral for certain of our debt. We believe we were in compliance with these covenants as of December 31, 2019.

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

Interest Rate Risk

As of December 31, 2019, we had interest rate swap and collar agreements to hedge our exposure to interest rate movements and to manage our interest expense. As of December 31, 2019, 78% of our debt was fixed and 22% was variable, which includes the effects of the interest rate swaps and collars. The notional amount of outstanding debt associated with the interest rate swaps and collars was $1.7 billion as of December 31, 2019. As of December 31, 2018, 72% of our debt was fixed and 28% was variable, which includes the effects of the interest rate swaps. The notional amount of outstanding debt associated with the interest rate swap agreements was $1.0 billion as of December 31, 2018. The change in our fixed rate percentage from December 31, 2018 to December 31, 2019 was primarily due to higher outstanding fixed rate debt and additional interest rate swaps and collars executed.

Based on our December 31, 2019 outstanding variable rate debt balance, and adding as variable debt the principle amount of debt associated with interest rate swap agreements that matured on January 2, 2020, a one percentage point increase in annual LIBOR interest rates would increase our annual interest expense by approximately $20.9 million excluding the effects of capitalization of interest.

Foreign Currency Exchange Rate Risk

As of December 31, 2019, we had foreign currency derivatives to hedge the exposure to volatility in foreign currency exchange rates related to our ship construction contracts denominated in euros. These derivatives hedge the foreign currency exchange rate risk on a portion of the payments on our ship construction contracts. The payments not hedged aggregate €3.0 billion, or $3.4 billion based on the euro/U.S. dollar exchange rate as of December 31, 2019. As of December 31, 2018, the payments not hedged aggregated €2.2 billion, or $2.5 billion, based on the euro/U.S. dollar exchange rate as of December 31, 2018. The change from December 31, 2018 to December 31, 2019 was due to the delivery of a ship in October 2019 and additional foreign exchange derivatives executed. We estimate that a 10% change in the euro as of December 31, 2019 would result in a $0.3 billion change in the U.S. dollar value of the foreign currency denominated remaining payments.

Fuel Price Risk

Our exposure to market risk for changes in fuel prices relates to the forecasted purchases of fuel on our ships. Fuel expense, as a percentage of our total cruise operating expense, was 11.2% for the year ended December 31, 2019 and 11.6% for the year ended December 31, 2018. We use fuel derivative agreements to mitigate the financial impact of fluctuations in fuel prices and as of December 31, 2019, we had hedged approximately 56%, 50% and 18% of our 2020, 2021 and 2022 projected metric tons of fuel purchases, respectively. As of December 31, 2018, we had hedged approximately 57%, 53% and 33% of our 2019, 2020 and 2021 projected metric tons of fuel purchases, respectively. The change in fuel price risk from December 31, 2018 to December 31, 2019 was due to additional fuel hedges executed.

We estimate that a 10% increase in our weighted-average fuel price would increase our anticipated 2020 fuel expense by $50.0 million. This increase would be partially offset by an increase in the fair value of our fuel swap agreements of $23.0 million. Fair value of our derivative contracts is derived using valuation models that utilize the income valuation approach. These valuation models take into account the contract terms such as maturity, as well as other inputs such as fuel types, fuel curves, creditworthiness of the counterparty and the Company, as well as other data points.

Item 8. Financial Statements and Supplementary Data

Our Consolidated Financial Statements and Quarterly Selected Financial Data are included beginning on page F-1 of this report.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures, as such term is defined in Exchange Act Rule 13a-15(e), as of December 31, 2019. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon management’s evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2019, to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that it is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO Framework”). Based on this evaluation under the COSO Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2019.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2019 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included on page F-1.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Except for information concerning executive officers (called for by Item 401(b) of Regulation S-K), which is included in Part I of this Annual Report and except as disclosed below with respect to our Code of Ethical Business Conduct, the information required under Item 10 is incorporated herein by reference to our definitive proxy statement to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2019 in connection with our 2020 Annual General Meeting of Shareholders.

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

Item 11. Executive Compensation

The information required under Item 11 is incorporated herein by reference to our definitive proxy statement to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2019 in connection with our 2020 Annual General Meeting of Shareholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required under Item 12 is incorporated herein by reference to our definitive proxy statement to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2019 in connection with our 2020 Annual General Meeting of Shareholders.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required under Item 13 is incorporated herein by reference to our definitive proxy statement to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2019 in connection with our 2020 Annual General Meeting of Shareholders.

Item 14. Principal Accounting Fees and Services

The information required under Item 14 is incorporated herein by reference to our definitive proxy statement to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2019 in connection with our 2020 Annual General Meeting of Shareholders.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(1) Financial Statements

Our Consolidated Financial Statements have been prepared in accordance with Item 8. Financial Statements and Supplementary Data and are included beginning on page F-1 of this report.

(2) Financial Statement Schedules

Schedule II: Valuation and Qualifying Accounts for the three years ended December 31, 2019 are included on page 68.

(3) Exhibits

The exhibits listed below are filed or incorporated by reference as part of this annual report on Form 10-K.

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibit

3.1

Memorandum of Association of Norwegian Cruise Line Holdings Ltd. (incorporated herein by reference to Exhibit 3.1 to amendment no. 5 to Norwegian Cruise Line Holdings Ltd.’s registration statement on Form S-1 filed on January 8, 2013 (File No. 333-175579))

3.2

Amended and Restated Bye-Laws of Norwegian Cruise Line Holdings Ltd., effective as of June 13, 2019 (incorporated herein by reference to Exhibit 3.2 to Norwegian Cruise Line Holdings Ltd.’s Form 8-K filed on June 14, 2019 (File No. 001-35784))

4.1

Indenture, dated as of December 16, 2019, between NCL Corporation Ltd. and U.S. Bank National Association, as trustee, with respect to $565.0 million aggregate principal amount of 3.625% senior unsecured notes due 2024 (incorporated herein by reference to Exhibit 4.1 to Norwegian Cruise Line Holdings Ltd.’s Form 8-K filed on December 16, 2019 (File No. 001-35784))

4.2

Form of Certificate of Ordinary Shares (incorporated herein by reference to Exhibit 4.7 to amendment no. 5 to Norwegian Cruise Line Holdings Ltd.’s registration statement on Form S-1 filed on January 8, 2013 (File No. 333-175579))

4.3**	Description of Securities of Norwegian Cruise Line Holdings Ltd.

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

10.2

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

10.3

Amendment No. 5, dated February 2, 2010, to Office Lease Agreement, dated December 1, 2006, as amended, by and between Hines Reit Airport Corporate Center LLC and NCL (Bahamas) Ltd. (incorporated herein by reference to Exhibit 10.45 to amendment no. 2 to NCL Corporation Ltd.’s registration statement on Form S-1 filed on January 31, 2011 (File No. 333-170141))

10.4

Amendment No. 6, dated April 1, 2012, and Amendment No. 7, dated June 19, 2012, to Office Lease Agreement, dated December 1, 2006, as amended, by and between Hines Reit Airport Corporate Center LLC and NCL (Bahamas) Ltd. (incorporated herein by reference to Exhibit 10.6 to NCL Corporation Ltd.’s report on Form 6-K filed on November 2, 2012 (File No. 333-128780))+

10.5

Amendment No. 8, dated January 28, 2015, to Office Lease Agreement, dated December 1, 2006, as amended, by and between SPUS7 Miami ACC, LP and NCL (Bahamas) Ltd. (incorporated herein by reference to Exhibit 10.3 to Norwegian Cruise Line Holdings Ltd.’s Form 10-Q filed on May 8, 2015 (File No. 001-35784))+

10.6

Amendment No. 9, dated June 30, 2015, to Office Lease Agreement, dated December 1, 2006, as amended, by and between SPUS7 Miami ACC, LP and NCL (Bahamas) Ltd. (incorporated herein by reference to Exhibit 10.2 to Norwegian Cruise Line Holdings Ltd.’s Form 10-Q filed on August 7, 2015 (File No. 001-35784))+

10.7

Amendment No. 10, dated March 31, 2016, to Office Lease Agreement, dated December 1, 2006, as amended, by and between SPUS7 Miami ACC, LP and NCL (Bahamas) Ltd. (incorporated herein by reference to Exhibit 10.5 to Norwegian Cruise Line Holdings Ltd.’s Form 10-Q filed on May 10, 2016 (File No. 001-35784))+

10.8

Amendment No. 11, dated February 8, 2017, to Office Lease Agreement, dated December 1, 2006, as amended, by and between SPUS7 Miami ACC, LP and NCL (Bahamas) Ltd. (incorporated herein by reference to Exhibit 10.1 to Norwegian Cruise Line Holdings Ltd.’s Form 10-Q filed on May 10, 2017 (File No. 001-35784))+

10.9

Amendment No. 12, dated August 24, 2017, to Office Lease Agreement, dated December 1, 2006, as amended, by and between SPUS7 Miami ACC, LP and NCL (Bahamas) Ltd. (incorporated herein by reference to Exhibit 10.3 to Norwegian Cruise Line Holdings Ltd.’s Form 10-Q filed on November 9, 2017 (File No. 001-35784))

10.10

Amendment No. 13, dated November 30, 2017, to Office Lease Agreement, dated December 1, 2006, as amended, by and between SPUS7 Miami ACC, LP and NCL (Bahamas) Ltd. (incorporated herein by reference to Exhibit 10.13 to Norwegian Cruise Line Holdings Ltd.’s Form 10-K filed on February 27, 2018 (File No. 001-35784))+

10.11

Amendment No. 14, dated January 16, 2018, to Office Lease Agreement, dated December 1, 2006, as amended, by and between SPUS7 Miami ACC, LP and NCL (Bahamas) Ltd. (incorporated herein by reference to Exhibit 10.14 to Norwegian Cruise Line Holdings Ltd.’s Form 10-K filed on February 27, 2018 (File No. 001-35784))

10.12

Amendment No. 15, dated March 1, 2018, to Office Lease Agreement, dated December 1, 2006, as amended, by and between SPUS7 Miami ACC, LP and NCL (Bahamas) Ltd. (incorporated herein by reference to Exhibit 10.1 to Norwegian Cruise Line Holdings Ltd.’s Form 10-Q filed on May 7, 2018 (File No. 001-35784))+

10.13**	Amendment No. 16, dated November 15, 2019, to Office Lease Agreement, dated December 1, 2006, as amended, by and between W-Crocker Lam Office Owner VIII, L.L.C. and NCL (Bahamas) Ltd.#

10.14

€529.8 million Breakaway One Credit Agreement, dated November 18, 2010, by and among Breakaway One, Ltd. and a syndicate of international banks and related Guarantee by NCL Corporation Ltd. (incorporated herein by reference to Exhibit 10.57 to amendment no. 4 to NCL Corporation Ltd.’s registration statement on Form S-1 filed on June 9, 2011 (File No. 333-170141))+

10.15

First Amendment, dated May 31, 2012, to €529.8 million Breakaway One Credit Agreement, dated November 18, 2010, as amended, by and among Breakaway One, Ltd. and a syndicate of international banks (incorporated herein by reference to Exhibit 10.13 to NCL Corporation Ltd.’s report on Form 6-K filed on November 2, 2012 (File No. 333-128780))+

10.16

Side Letter, dated April 25, 2019, to €529.8 million Breakaway One Credit Agreement, dated November 18, 2010, as amended, by and among Breakaway One, Ltd., NCL Corporation Ltd., NCL International, Ltd. and KfW IPEX Bank GmbH (incorporated herein by reference to Exhibit 10.2 to Norwegian Cruise Line Holdings Ltd.’s Form 10-Q filed on August 8, 2019 (File No. 001-35784))#

10.17

€529.8 million Breakaway Two Credit Agreement, dated as of November 18, 2010, by and among Breakaway Two, Ltd. and a syndicate of international banks and related Guarantee by NCL Corporation Ltd. (incorporated herein by reference to Exhibit 10.58 to amendment no. 4 to NCL Corporation Ltd.’s registration statement on Form S-1 filed on June 9, 2011 (File No. 333-170141))+

10.18

First Amendment, dated December 21, 2010, to €529.8 million Breakaway Two Credit Agreement, dated as of November 18, 2010, by and among Breakaway Two, Ltd. and a syndicate of international banks and a related Guarantee by NCL Corporation Ltd. (incorporated herein by reference to Exhibit 10.59 to amendment no. 2 to NCL Corporation Ltd.’s registration statement on Form S-1 filed on January 31, 2011 (File No. 333-170141))

10.19

Second Amendment, dated May 31, 2012, to €529.8 million Breakaway Two Credit Agreement, dated as of November 18, 2010, by and among Breakaway Two, Ltd. and a syndicate of international banks (incorporated herein by reference to Exhibit 10.14 to NCL Corporation Ltd.’s report on Form 6-K filed on November 2, 2012 (File No. 333-128780))+

10.20

Side Letter, dated August 7, 2019, to €529.8 million Breakaway Two Credit Agreement, dated November 18, 2010, as amended, by and among Breakaway Two, Ltd., NCL Corporation Ltd., NCL International, Ltd. and KfW IPEX-Bank GmbH (incorporated herein by reference to Exhibit 10.2 to Norwegian Cruise Line Holdings Ltd.’s Form 10-Q filed on November 8, 2019 (File No. 001-35784))#

10.21

€590.5 million Breakaway Three Credit Agreement, dated October 12, 2012, by and among Breakaway Three, Ltd. and various other lenders therein defined and a related Guaranty by NCL Corporation Ltd. (incorporated herein by reference to Exhibit 10.17 to NCL Corporation Ltd.’s report on Form 6-K/A filed on January 8, 2013 (File No. 333-128780))+

10.22

Supplemental Agreement, dated July 26, 2016, to €590.5 million Breakaway Four Credit Agreement, dated October 12, 2012, by and among Breakaway Four, Ltd., as borrower, NCL Corporation Ltd., as guarantor, NCL International, Ltd., as shareholder and KfW IPEX-Bank GmbH, as facility agent and lender (incorporated herein by reference to Exhibit 10.1 to Norwegian Cruise Line Holdings Ltd.’s Form 10-Q filed on November 9, 2016 (File No. 001-35784))+

10.23

Fourth Amended and Restated Credit Agreement, dated as of January 2, 2019, by and among NCL Corporation Ltd., as borrower, Voyager Vessel Company, LLC, as co-borrower, JPMorgan Chase Bank, N.A., as administrative agent and as collateral agent and a syndicate of other banks party thereto as joint bookrunners, arrangers, co-documentation agents and lenders (incorporated herein by reference to Exhibit 10.25 to Norwegian Cruise Line Holdings Ltd.’s Form 10-K filed on February 27, 2019 (File No. 001-35784))+

10.24	Supplemental Agreement, dated December 22, 2015, to €665.9 million Seahawk One Credit Agreement, dated July 14, 2014, by and among Seahawk One, Ltd. and various other lenders therein defined and a related guarantee by NCL Corporation Ltd. (incorporated herein by reference to Exhibit 10.33 to Norwegian Cruise Line Holdings Ltd.’s Form 10-K filed on February 29, 2016 (File No. 001-35784))+

10.25

Second Supplemental Agreement, dated August 15, 2019, to Seahawk Two Credit Agreement, dated July 14, 2014, by and among Seahawk Two, Ltd. and various other lenders therein defined and a related guarantee by NCL Corporation Ltd. (incorporated herein by reference to Exhibit 10.1 to Norwegian Cruise Line Holdings Ltd.’s Form 10-Q filed on November 8, 2019 (File No. 001-35784))#

10.26

Amendment and Restatement Agreement, dated October 31, 2014, but effective as of November 19, 2014, relating to the loan agreement originally dated July 18, 2008, among Riviera New Build, LLC, as borrower, the banks and financial institutions listed in Schedule 1 as lenders, Crédit Agricole Corporate and Investment Bank and Société Générale, as mandated lead arrangers and Crédit Agricole Corporate and Investment Bank as agent and SACE agent (incorporated herein by reference to Exhibit 10.72 to Norwegian Cruise Line Holdings Ltd.’s Form  10-K filed on February 27, 2015 (File No. 001-35784))+

10.27

Guarantee relating to the loan agreement dated July 18, 2008 in respect of the Oceania Riviera, dated October 31, 2014, but effective November 19, 2014, among NCL Corporation Ltd., as guarantor, the banks and financial institutions listed in Schedule 1 as lenders, Crédit Agricole Corporate and Investment Bank and Société Générale, as mandated lead arrangers and Crédit Agricole Corporate and Investment Bank as agent (incorporated herein by reference to Exhibit 10.73 to Norwegian Cruise Line Holdings Ltd.’s Form 10-K filed on February 27, 2015 (File No. 001-35784))+

10.28

Amendment and Restatement Agreement, dated October 31, 2014, but effective as of November 19, 2014, relating to the loan agreement originally dated July 18, 2008, among Marina New Build, LLC, as borrower, the banks and financial institutions listed in Schedule 1 as lenders, Crédit Agricole Corporate and Investment Bank and Société Générale, as mandated lead arrangers and Crédit Agricole Corporate and Investment Bank as agent and SACE agent (incorporated herein by reference to Exhibit 10.74 to Norwegian Cruise Line Holdings Ltd.’s Form 10-K filed on February 27, 2015 (File No. 001-35784))+

10.29

Guarantee relating to the loan agreement dated July 18, 2008 in respect of the Oceania Marina, dated October 31, 2014, but effective November 19, 2014, among NCL Corporation Ltd., as guarantor, the banks and financial institutions listed in Schedule 1 as lenders, Crédit Agricole Corporate and Investment Bank and Société Générale, as mandated lead arrangers and Crédit Agricole Corporate and Investment Bank as agent (incorporated herein by reference to Exhibit 10.75 to Norwegian Cruise Line Holdings Ltd.’s Form 10-K filed on February 27, 2015 (File No. 001-35784))+

10.30

Amendment and Restatement Agreement, dated October 31, 2014, but effective as of November 19, 2014, relating to the loan agreement originally dated July 31, 2013, among Explorer New Build, LLC, as borrower, the banks and financial institutions listed in Schedule 1 as lenders, Crédit Agricole Corporate and Investment Bank, Société Générale, HSBC Bank plc, KFW IPEX-Bank GmbH, as joint mandated lead arrangers and Crédit Agricole Corporate and Investment Bank as agent, SACE agent and security trustee (incorporated herein by reference to Exhibit 10.76 to Norwegian Cruise Line Holdings Ltd.’s Form 10-K filed on February 27, 2015 (File No. 001-35784))+

10.31

Guarantee relating to the loan agreement dated July 31, 2013 in respect of the Seven Seas Explorer, dated October 31, 2014, but effective November 19, 2014, among NCL Corporation Ltd., as guarantor and Crédit Agricole Corporate and Investment Bank as security trustee (incorporated herein by reference to Exhibit 10.77 to Norwegian Cruise Line Holdings Ltd.’s Form 10-K filed on February 27, 2015 (File No. 001-35784))

10.32

Explorer Class Newbuild Loan Agreement, dated March 30, 2016, among Explorer II New Build, LLC, as borrower, the banks and financial institutions listed in Schedule 1 as lenders, Crédit Agricole Corporate and Investment Bank, Société Générale, HSBC Bank plc, KFW IPEX-Bank GmbH, as joint mandated lead arrangers and Crédit Agricole Corporate and Investment Bank as agent and security trustee (incorporated herein by reference to Exhibit 10.6 to Norwegian Cruise Line Holdings Ltd.’s Form 10-Q filed on May 10, 2016 (File No. 001-35784))+

10.33

Guarantee relating to the Explorer Class Newbuild Loan Agreement, dated March 30, 2016, among NCL Corporation Ltd., as guarantor, and Crédit Agricole Corporate and Investment Bank as Security Trustee (incorporated herein by reference to Exhibit 10.7 to Norwegian Cruise Line Holdings Ltd.’s Form 10-Q filed on May 10, 2016 (File No. 001-35784))+

10.34

Amendment No. 1, dated November 21, 2017, to Leonardo One Loan Agreement, dated April 12, 2017, by and among Leonardo One, Ltd., as borrower, the banks and financial institutions listed in Schedule 1, as lenders, Crédit Agricole Corporate and Investment Bank, BNP Paribas Fortis S.A./N.V., HSBC Bank plc, KfW IPEX-Bank GmbH and Cassa Depositi e Prestiti S.p.A., as joint mandated lead arrangers and Crédit Agricole Corporate and Investment Bank as agent and SACE agent (incorporated herein by reference to Exhibit 10.35 to Norwegian Cruise Line Holdings Ltd.’s Form 10-K filed on February 27, 2018 (File No. 001-35784))+

10.35

Guarantee relating to the Leonardo One Loan Agreement, dated April 12, 2017, by and among NCL Corporation Ltd., as guarantor and Crédit Agricole Corporate and Investment Bank as security trustee (incorporated herein by reference to Exhibit 10.4 to Norwegian Cruise Line Holdings Ltd.’s Form 10-Q filed on May 10, 2017 (File No. 001-35784))+

10.36

Amendment No. 1, dated November 21, 2017, to Leonardo Two Loan Agreement, dated April 12, 2017, by and among Leonardo Two, Ltd., as borrower, the banks and financial institutions listed in Schedule 1, as lenders, Crédit Agricole Corporate and Investment Bank, BNP Paribas Fortis S.A./N.V., HSBC Bank plc, KfW IPEX-Bank GmbH and Cassa Depositi e Prestiti S.p.A., as joint mandated lead arrangers and Crédit Agricole Corporate and Investment Bank as agent and SACE agent (incorporated herein by reference to Exhibit 10.37 to Norwegian Cruise Line Holdings Ltd.’s Form 10-K filed on February 27, 2018 (File No. 001-35784))+

10.37

Guarantee relating to the Leonardo Two Loan Agreement, dated April 12, 2017, by and among NCL Corporation Ltd., as guarantor and Crédit Agricole Corporate and Investment Bank as security trustee (incorporated herein by reference to Exhibit 10.6 to Norwegian Cruise Line Holdings Ltd.’s Form 10-Q filed on May 10, 2017 (File No. 001-35784))+

10.38

Amendment No. 1, dated November 21, 2017, to Leonardo Three Loan Agreement, dated April 12, 2017, by and among Leonardo Three, Ltd., as borrower, the banks and financial institutions listed in Schedule 1, as lenders, BNP Paribas Fortis S.A./N.V., HSBC Bank plc, KfW IPEX-Bank GmbH and Cassa Depositi e Prestiti S.p.A., as joint mandated lead arrangers and BNP Paribas S.A. as agent and SACE agent (incorporated herein by reference to Exhibit 10.39 to Norwegian Cruise Line Holdings Ltd.’s Form 10-K filed on February 27, 2018 (File No. 001-35784))+

10.39

Guarantee relating to the Leonardo Three Loan Agreement, dated April 12, 2017, by and among NCL Corporation Ltd., as guarantor and BNP Paribas S.A. as security trustee (incorporated herein by reference to Exhibit 10.8 to Norwegian Cruise Line Holdings Ltd.’s Form 10-Q filed on May 10, 2017 (File No. 001-35784))+

10.40

Amendment No. 1, dated November 21, 2017, to Leonardo Four Loan Agreement, dated April 12, 2017, by and among Leonardo Four, Ltd., as borrower, the banks and financial institutions listed in Schedule 1, as lenders, BNP Paribas Fortis S.A./N.V., HSBC Bank plc, KfW IPEX-Bank GmbH and Cassa Depositi e Prestiti S.p.A., as joint mandated lead arrangers and BNP Paribas S.A. as agent and SACE agent (incorporated herein by reference to Exhibit 10.41 to Norwegian Cruise Line Holdings Ltd.’s Form 10-K filed on February 27, 2018 (File No. 001-35784))+

10.41

Guarantee relating to the Leonardo Four Loan Agreement, dated April 12, 2017, by and among NCL Corporation Ltd., as guarantor and BNP Paribas S.A. as security trustee (incorporated herein by reference to Exhibit 10.10 to Norwegian Cruise Line Holdings Ltd.’s Form 10-Q filed on May 10, 2017 (File No. 001-35784))+

10.42

Leonardo Five Loan Agreement, dated as of December 19, 2018, but effective as of January 8, 2019, among Leonardo Five, Ltd., as borrower, the banks and financial institutions listed in Schedule 1 as lenders, Crédit Agricole Corporate and Investment Bank, BNP Paribas Fortis S.A./N.V., HSBC Bank plc, KFW IPEX-Bank GmbH, Cassa Depositi E Prestiti S.P.A., Banco Santander, S.A. and Société Générale, as joint mandated lead arrangers, BNP Paribas as agent and HSBC Corporate Trustee Company (UK) Limited as security trustee (incorporated herein by reference to Exhibit 10.44 to Norwegian Cruise Line Holdings Ltd.’s Form 10-K filed on February 27, 2019 (File No. 001-35784))+

10.43

Guarantee relating to the Leonardo Five Loan Agreement, dated as of December 19, 2018, but effective as of January 8, 2019, among NCL Corporation Ltd., as guarantor, and HSBC Corporate Trustee Company (UK) Limited as security trustee (incorporated herein by reference to Exhibit 10.45 to Norwegian Cruise Line Holdings Ltd.’s Form 10-K filed on February 27, 2019 (File No. 001-35784))+

10.44

Leonardo Six Loan Agreement, dated as of December 19, 2018, but effective as of January 8, 2019, among Leonardo Six, Ltd., as borrower, the banks and financial institutions listed in Schedule 1 as lenders, Crédit Agricole Corporate and Investment Bank, BNP Paribas Fortis S.A./N.V., HSBC Bank plc, KFW IPEX-Bank GmbH, Cassa Depositi E Prestiti S.P.A., Banco Santander, S.A. and Société Générale, as joint mandated lead arrangers, BNP Paribas as agent and HSBC Corporate Trustee Company (UK) Limited as security trustee (incorporated herein by reference to Exhibit 10.46 to Norwegian Cruise Line Holdings Ltd.’s Form 10-K filed on February 27, 2019 (File No. 001-35784))+

10.45

Guarantee relating to the Leonardo Six Loan Agreement, dated as of December 19, 2018, but effective as of January 8, 2019, among NCL Corporation Ltd., as guarantor, and HSBC Corporate Trustee Company (UK) Limited as security trustee (incorporated herein by reference to Exhibit 10.47 to Norwegian Cruise Line Holdings Ltd.’s Form 10-K filed on February 27, 2019 (File No. 001-35784))+

10.46

O Class Plus One Loan Agreement, dated as of December 19, 2018, but effective as of January 8, 2019, among O Class Plus One, LLC, as borrower, the banks and financial institutions listed in Schedule 1 as lenders, Crédit Agricole Corporate and Investment Bank, BNP Paribas Fortis S.A./N.V., HSBC Bank plc, KFW IPEX-Bank GmbH, Cassa Depositi E Prestiti S.P.A., Banco Santander, S.A. and Société Générale, as joint mandated lead arrangers, BNP Paribas as agent and HSBC Corporate Trustee Company (UK) Limited as security trustee (incorporated herein by reference to Exhibit 10.48 to Norwegian Cruise Line Holdings Ltd.’s Form 10-K filed on February 27, 2019 (File No. 001-35784))+

10.47

Guarantee relating to the O Class Plus One Loan Agreement, dated as of December 19, 2018, but effective as of January 8, 2019, among NCL Corporation Ltd., as guarantor, and HSBC Corporate Trustee Company (UK) Limited as security trustee (incorporated herein by reference to Exhibit 10.49 to Norwegian Cruise Line Holdings Ltd.’s Form 10-K filed on February 27, 2019 (File No. 001-35784))+

10.48

O Class Plus Two Loan Agreement, dated as of December 19, 2018, but effective as of January 8, 2019, among O Class Plus Two, LLC, as borrower, the banks and financial institutions listed in Schedule 1 as lenders, Crédit Agricole Corporate and Investment Bank, BNP Paribas Fortis S.A./N.V., HSBC Bank plc, KFW IPEX-Bank GmbH, Cassa Depositi E Prestiti S.P.A., Banco Santander, S.A. and Société Générale, as joint mandated lead arrangers, BNP Paribas as agent and HSBC Corporate Trustee Company (UK) Limited as security trustee (incorporated herein by reference to Exhibit 10.50 to Norwegian Cruise Line Holdings Ltd.’s Form 10-K filed on February 27, 2019 (File No. 001-35784))+

10.49

Guarantee relating to the O Class Plus Two Loan Agreement, dated as of December 19, 2018, but effective as of January 8, 2019, among NCL Corporation Ltd., as guarantor, and HSBC Corporate Trustee Company (UK) Limited as security trustee (incorporated herein by reference to Exhibit 10.51 to Norwegian Cruise Line Holdings Ltd.’s Form 10-K filed on February 27, 2019 (File No. 001-35784))+

10.50

$230 million Credit Agreement, dated January 10, 2019, among NCL Corporation Ltd., as borrower, Nordea Bank ABP, New York Branch, as administrative agent and collateral agent and the other lenders party thereto as joint bookrunners, arrangers, co-documentation agents and lenders (incorporated herein by reference to Exhibit 10.52 to Norwegian Cruise Line Holdings Ltd.’s Form 10-K filed on February 27, 2019 (File No. 001-35784))+

10.51

Explorer III New Build Loan Agreement, dated as of December 19, 2018, but effective as of January 15, 2019, among Explorer III New Build, LLC, as borrower, the banks and financial institutions listed in Schedule 1 as lenders, Crédit Agricole Corporate and Investment Bank, BNP Paribas Fortis S.A./N.V., HSBC Bank plc, KFW IPEX-Bank GmbH, Cassa Depositi E Prestiti S.P.A., Banco Santander, S.A. and Société Générale, as joint mandated lead arrangers, BNP Paribas as agent and HSBC Corporate Trustee Company (UK) Limited as security trustee (incorporated herein by reference to Exhibit 10.53 to Norwegian Cruise Line Holdings Ltd.’s Form 10-K filed on February 27, 2019 (File No. 001-35784))+

10.52

Guarantee relating to the Explorer III New Build Loan Agreement, dated as of December 19, 2018, but effective as of January 15, 2019, among NCL Corporation Ltd., as guarantor, and HSBC Corporate Trustee Company (UK) Limited as security trustee (incorporated herein by reference to Exhibit 10.54 to Norwegian Cruise Line Holdings Ltd.’s Form 10-K filed on February 27, 2019 (File No. 001-35784))+

10.53

$260 million Credit Agreement, dated May 15, 2019, among NCL Corporation Ltd., as borrower, Bank of America, N.A., as administrative agent and collateral agent and the other lenders party thereto as joint bookrunners, arrangers, co-documentation agents and lenders (incorporated herein by reference to Exhibit 10.1 to Norwegian Cruise Line Holdings Ltd.’s Form 10-Q filed on August 8, 2019 (File No. 001-35784))#

10.54

Amended and Restated Regent Trademark License Agreement, dated February 21, 2011, by and between Regent Hospitality Worldwide, LLC and Seven Seas Cruises, S. DE R.L. (incorporated herein by reference to Exhibit 10.17 to Prestige Cruises International, Inc.’s Amendment No. 1 to Form S-1 filed on March 24, 2014 (File No. 333-193479))

10.55

Employment Agreement by and between NCL (Bahamas) Ltd. and Andrew Stuart, entered into on September 16, 2016 (incorporated herein by reference to Exhibit 10.2 to Norwegian Cruise Line Holdings Ltd.’s Form 8-K filed on September 19, 2016 (File No. 001-35784))*

10.56

Employment Agreement by and between NCL (Bahamas) Ltd. and T. Robin Lindsay, entered into on October 18, 2015 (incorporated herein by reference to Exhibit 10.2 to Norwegian Cruise Line Holdings Ltd.’s Form 10-Q filed on May 10, 2017 (File No. 001-35784))*

10.57

Employment Agreement by and between Prestige Cruise Services, LLC and Jason Montague, entered into on September 16, 2016 (incorporated herein by reference to Exhibit 10.3 to Norwegian Cruise Line Holdings Ltd.’s Form 8-K filed on September 19, 2016 (File No. 001-35784))*

10.58

Amended and Restated Executive Employment Agreement by and between Oceania Cruises, Inc. and Frank J. Del Rio, entered into on June 5, 2014 (incorporated herein by reference to Exhibit 10.1 to Seven Seas Cruises S. DE R.L.’s Form 8-K filed on June 10, 2014 (File No. 333-178244))*

10.59

Letter Regarding Frank Del Rio’s Executive Employment Agreement, dated September 2, 2014 (incorporated herein by reference to Exhibit 10.89 to Norwegian Cruise Line Holdings Ltd.’s Form 10-K filed on February 27, 2015 (File No. 001-35784))*

10.60

Letter Regarding Amendment to Frank J. Del Rio’s Executive Employment Agreement, dated August 4, 2015 (incorporated herein by reference to Exhibit 10.1 to Norwegian Cruise Line Holdings Ltd.’s Form 10-Q filed on November 4, 2015 (File No. 001-35784))*

10.61

Letter Regarding Amendment to Frank J. Del Rio’s Executive Employment Agreement, dated August 1, 2017 (incorporated herein by reference to Exhibit 10.1 to Norwegian Cruise Line Holdings Ltd.’s Form 10-Q filed on November 9, 2017 (File No. 001-35784))*

10.62

Employment Agreement by and between NCL (Bahamas) Ltd. and Mark Kempa, entered into on September 10, 2018 (incorporated herein by reference to Exhibit 10.1 to Norwegian Cruise Line Holdings Ltd.’s Form 8-K filed on September 11, 2018 (File No. 001-35784))*

10.63

Employment Agreement by and between Prestige Cruise Services, LLC and Robert J. Binder, entered into on September 16, 2016 (incorporated herein by reference to Exhibit 10.1 to Norwegian Cruise Line Holdings Ltd.’s Form 8-K filed on September 19, 2016 (File No. 001-35784))*

10.64**	Amendment to Employment Agreement by and between Prestige Cruise Services, LLC and Robert J. Binder, entered into on May 7, 2019*

10.65

Form of Indemnification Agreement by and between Norwegian Cruise Line Holdings Ltd. and each of its directors, executive officers and certain other officers (incorporated herein by reference to Exhibit 10.89 to amendment no. 5 to Norwegian Cruise Line Holdings Ltd.’s registration statement on Form S-1 filed on January 8, 2013 (File No. 333-175579))

10.66

Norwegian Cruise Line Holdings Ltd. Amended and Restated 2013 Performance Incentive Plan (incorporated herein by reference to Exhibit 10.1 to Norwegian Cruise Line Holdings Ltd.’s Form 8-K filed on May 24, 2016 (File No. 001-35784))*

10.67

Form of Notice of Grant of Option and Terms and Conditions of Option (incorporated herein by reference to Exhibit 10.1 to Norwegian Cruise Line Holdings Ltd.’s Form 10-Q filed on May 8, 2013 (File No. 001-35784))*

10.68	Form of Director Restricted Share Award Agreement (incorporated herein by reference to Exhibit 10.2 to Norwegian Cruise Line Holdings Ltd.’s Form 10-Q filed on July 30, 2013 (File No. 001-35784))*

10.69

Norwegian Cruise Line Holdings Ltd. Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 10.3 to Norwegian Cruise Line Holdings Ltd.’s Form 10-Q filed on July 31, 2014 (File No. 001-35784))*

10.70**	Directors’ Compensation Policy (effective January 1, 2020)*

10.71

Form of Director Restricted Share Unit Award Agreement (incorporated herein by reference to Exhibit 10.62 to Norwegian Cruise Line Holdings Ltd.’s Form 10-K filed on February 29, 2016 (File No. 001-35784))*

10.72

Form of Norwegian Cruise Line Holdings Ltd. Time and Performance-based Restricted Share Unit Award Agreement (incorporated herein by reference to Exhibit 10.2 to Norwegian Cruise Line Holdings Ltd.’s Form 10-Q filed on November 4, 2015 (File No. 001-35784))*

10.73

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

10.75

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

10.77**	Form of Norwegian Cruise Line Holdings Ltd. Time-based Restricted Share Unit Award Agreement (2020)*

10.78**	Form of Norwegian Cruise Line Holdings Ltd. Performance-based Restricted Share Unit Award Agreement (2020)*

21.1**	List of Subsidiaries of Norwegian Cruise Line Holdings Ltd.

23.1**	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm

24.1**	Power of Attorney (included on Signatures page of this Annual Report on Form 10-K)

31.1**	Certification of the Annual Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the President and Chief Executive Officer

31.2**	Certification of the Annual Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Executive Vice President and Chief Financial Officer

32.1***	Certification of the Annual Report Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer and Chief Financial Officer

101**	The following materials from Norwegian Cruise Line Holdings Ltd.’s Annual Report on Form 10‑K formatted in Inline XBRL:

(i) the Consolidated Statements of Operations of NCLH for the years ended December 31, 2019, 2018 and 2017;

(ii) the Consolidated Statements of Comprehensive Income of NCLH for the years ended December 31, 2019, 2018 and 2017;

(iii) the Consolidated Balance Sheets of NCLH as of December 31, 2019 and 2018;

(iv) the Consolidated Statements of Cash Flows of NCLH for the years ended December 31, 2019, 2018 and 2017;

(v) the Consolidated Statements of Changes in Shareholders’ Equity of NCLH for the years ended December 31, 2019, 2018 and 2017;

(vi) the Notes to the Consolidated Financial Statements; and

(vii) Schedule II Valuation and Qualifying Accounts.

104**

The cover page from Norwegian Cruise Line Holdings Ltd.’s Annual Report on Form 10-K for the year ended December 31, 2019, formatted in Inline XBRL and included in the interactive data files submitted as Exhibit 101.

+     Confidential treatment has been granted with respect to certain portions of this exhibit. Omitted portions have been filed separately with the SEC.

#     Certain portions of this document that constitute confidential information have been redacted in accordance with Regulation S-K Item 601(b)(10).

*     Management contract or compensatory plan.

**   Filed herewith.

*** Furnished herewith.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in Miami, Florida, on February 27, 2020.

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

Signature	Title	Date

/s/ Frank J. Del Rio	Director, President and Chief Executive Officer	February 27, 2020
Frank J. Del Rio	(Principal Executive Officer)

/s/ Mark A. Kempa	Executive Vice President and Chief Financial Officer	February 27, 2020
Mark A. Kempa	(Principal Financial Officer)

/s/ Faye L. Ashby	Senior Vice President and Chief Accounting Officer	February 27, 2020
Faye L. Ashby	(Principal Accounting Officer)

/s/ Adam M. Aron	Director	February 27, 2020
Adam M. Aron

/s/ John Chidsey	Director	February 27, 2020
John Chidsey

/s/ Chad A. Leat	Director	February 27, 2020
Chad A. Leat

/s/ Steve Martinez	Director	February 27, 2020
Steve Martinez

/s/ David M. Abrams	Director	February 27, 2020
David M. Abrams

/s/ Stella David	Director	February 27, 2020
Stella David

/s/ Russell W. Galbut	Director	February 27, 2020
Russell W. Galbut

/s/ Pamela Thomas-Graham	Director	February 27, 2020
Pamela Thomas-Graham

/s/ Mary E. Landry	Director	February 27, 2020
Mary E. Landry

Norwegian Cruise Line Holdings Ltd.

Schedule II Valuation and Qualifying Accounts (in thousands)

		Additions
		Charged to
	Balance	costs and	Charged to		Balance
Description	12/31/16	expenses	other accounts	Deductions (a)	12/31/17

Valuation allowance on deferred tax assets	$64,573	$—	$—	$(22,419)	$42,154

		Charged to
	Balance	costs and	Charged to		Balance
Description	12/31/17	expenses	other accounts	Deductions (a)	12/31/18

Valuation allowance on deferred tax assets	$42,154	$—	$276	$(506)	$41,924

		Charged to
	Balance	costs and	Charged to		Balance
Description	12/31/18	expenses	other accounts	Deductions (a)	12/31/19

Valuation allowance on deferred tax assets	$41,924	$—	$—	$(36,077)	$5,847
(a)	Amount relates to (i) utilization of deferred tax assets, (ii) revaluation of deferred tax assets from their functional currency to U.S. dollars and (iii) reversal of valuation allowances.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Norwegian Cruise Line Holdings Ltd.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Norwegian Cruise Line Holdings Ltd. and its subsidiaries (the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of operations, of comprehensive income, of changes in shareholders’ equity and of cash flows for each of the three years in the period ended December 31, 2019, including the related notes and financial statement schedule listed in the index appearing under Item 15(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Change in Accounting Principle

As discussed in Note 5 to the consolidated financial statements, the Company changed the manner in which it accounts for leases in 2019.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (i) relate to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Ship Accounting - Improvement Costs

As described in Notes 2 and 7 to the consolidated financial statements, the Company capitalized approximately $458.9 million of costs associated with ship improvements during 2019. As disclosed by management, ship improvement costs which add value to the ship are capitalized and depreciated over the shorter of the improvements’ estimated useful lives or the remaining useful life of the ship. The useful lives of ship improvements are estimated based on the economic lives of the new components. In addition, to determine the useful lives of the ship or ship components, management considers the impact of the historical useful lives of similar assets, manufacturer recommended lives and anticipated changes in technological conditions.

The principal considerations for our determination that performing procedures relating to ship accounting - improvement costs is a critical audit matter are there was significant judgment by management in determining whether costs associated with ship improvements add value to the Company’s ships and in estimating the useful lives assigned. This in turn led to a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating audit evidence relating to whether capitalization and useful lives assigned were appropriate.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to capitalization of ship improvements, including controls over the estimation of whether improvements add value to the ship and the useful lives assigned. These procedures also included, among others, testing the accuracy, existence/occurrence and valuation of capitalized ship improvement costs and evaluating whether costs capitalized add value to the ship. Evaluating the reasonableness of the useful lives assigned involved considering historical data and past experience with similar ship improvements. Professionals with specialized skill and knowledge were used to assist in the evaluation of the reasonableness of the assigned useful lives.

Goodwill Impairment Assessment - Oceania Cruises Reporting Unit

As described in Note 2 to the consolidated financial statements, the Company’s goodwill balance for the Oceania Cruises reporting unit was $523.0 million as of December 31, 2019. Management reviews goodwill for impairment on an annual basis or earlier if there is an event or change in circumstances that would indicate that the carrying value of these assets may not be fully recoverable. For the 2019 annual goodwill impairment evaluation, management conducted a quantitative assessment comparing the fair value of the Oceania Cruises reporting unit to its carrying value, including goodwill. This assessment consists of a combined approach using discounted future cash flows and market multiples to determine the fair value of the reporting units. The market approach considers revenue and EBITDA multiples from an appropriate peer group. The discounted cash flow valuation reflects management’s principal assumptions related to (i) forecasted future operating results and growth rates, (ii) forecasted capital expenditures for fleet growth and ship improvements, and (iii) a weighted average cost of capital of market participants, adjusted for an optimal capital structure. Management believes that the combined approach is the most representative method to assess fair value as it utilizes expectations of long-term growth as well as current market conditions.

The principal considerations for our determination that performing procedures relating to the goodwill impairment assessment of the Oceania Cruises reporting unit is a critical audit matter are there was significant judgment by management when developing the fair value of the reporting unit. This in turn led to a high degree of auditor judgment, subjectivity and effort in performing procedures and in evaluating audit evidence relating to management’s future cash flow projections and selected market multiples and the significant assumptions, including revenue and EBITDA multiples from an appropriate peer group, forecasted future operating results and growth rates, forecasted capital expenditures for fleet growth and ship improvements, and the weighted average cost of capital of market participants. In addition, the audit effort involved the use of professionals with specialized skill and knowledge to assist in performing these procedures and evaluating the audit evidence obtained from these procedures.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s goodwill impairment assessment for Oceania Cruises, including controls over the valuation of the Company’s reporting unit. These procedures also included, among others, testing management’s process for developing the fair value estimate of the Oceania Cruises reporting unit; evaluating the appropriateness of the discounted future cash flow and market multiples approaches; testing the completeness, accuracy and relevance of underlying data used in the approaches; and evaluating the reasonableness of the significant assumptions used by management, including revenue and EBITDA multiples from an appropriate peer group, forecasted future operating results and growth rates, capital expenditures for fleet growth and ship improvements, and the weighted average cost of capital of market participants. Evaluating management’s assumptions related to revenue and EBITDA multiples from an appropriate peer group, forecasted future operating results and growth rates, capital expenditures for fleet growth and ship improvements, and the weighted average cost of capital of market participants involved evaluating whether the assumptions used by management were reasonable considering (i) the current and past performance of the reporting unit, (ii) the consistency with external market and industry data, and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in the evaluation of the Company’s discounted future cash flow and market multiples approaches and certain significant assumptions, including the weighted average cost of capital of market participants.

/s/ PricewaterhouseCoopers LLP

Miami, Florida

February 27, 2020

We have served as the Company’s auditor since at least 1988. We have not been able to determine the specific year we began serving as auditor of the Company.

Norwegian Cruise Line Holdings Ltd.

Consolidated Statements of Operations

(in thousands, except share and per share data)

	Year Ended December 31,
	2019	2018	2017
Revenue
Passenger ticket	$4,517,393	$4,259,815	$3,750,030
Onboard and other	1,944,983	1,795,311	1,646,145
Total revenue	6,462,376	6,055,126	5,396,175
Cruise operating expense
Commissions, transportation and other	1,120,886	998,948	894,406
Onboard and other	394,673	348,656	319,293
Payroll and related	924,157	881,606	803,632
Fuel	409,602	392,685	361,032
Food	222,602	216,031	198,357
Other	591,341	539,150	486,924
Total cruise operating expense	3,663,261	3,377,076	3,063,644
Other operating expense
Marketing, general and administrative	974,850	897,929	773,755
Depreciation and amortization	646,188	561,060	509,957
Total other operating expense	1,621,038	1,458,989	1,283,712
Operating income	1,178,077	1,219,061	1,048,819
Non-operating income (expense)
Interest expense, net	(272,867)	(270,404)	(267,804)
Other income (expense), net	6,155	20,653	(10,401)
Total non-operating income (expense)	(266,712)	(249,751)	(278,205)
Net income before income taxes	911,365	969,310	770,614
Income tax benefit (expense)	18,863	(14,467)	(10,742)
Net income	$930,228	$954,843	$759,872
Weighted-average shares outstanding
Basic	214,929,977	223,001,739	228,040,825
Diluted	216,475,076	224,419,205	229,418,326
Earnings per share
Basic	$4.33	$4.28	$3.33
Diluted	$4.30	$4.25	$3.31

The accompanying notes are an integral part of these consolidated financial statements.

Norwegian Cruise Line Holdings Ltd.

Consolidated Statements of Comprehensive Income

(in thousands)

	Year Ended December 31,
	2019	2018	2017
Net income	$930,228	$954,843	$759,872
Other comprehensive income (loss):
Shipboard Retirement Plan	(1,930)	2,697	(40)
Cash flow hedges:
Net unrealized gain (loss)	(123,015)	(161,214)	304,684
Amount realized and reclassified into earnings	(8,898)	(30,096)	36,795
Total other comprehensive income (loss)	(133,843)	(188,613)	341,439
Total comprehensive income	$796,385	$766,230	$1,101,311

The accompanying notes are an integral part of these consolidated financial statements.

Norwegian Cruise Line Holdings Ltd.

Consolidated Balance Sheets

(in thousands, except share data)

	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$252,876	$163,851
Accounts receivable, net	75,109	55,249
Inventories	95,427	90,202
Prepaid expenses and other assets	306,733	241,011
Total current assets	730,145	550,313
Property and equipment, net	13,135,337	12,119,253
Goodwill	1,388,931	1,388,931
Tradenames	817,525	817,525
Other long-term assets	612,661	329,948
Total assets	$16,684,599	$15,205,970
Liabilities and shareholders’ equity
Current liabilities:
Current portion of long-term debt	$746,358	$681,218
Accounts payable	100,777	159,564
Accrued expenses and other liabilities	782,275	716,499
Advance ticket sales	1,954,980	1,593,219
Total current liabilities	3,584,390	3,150,500
Long-term debt	6,055,335	5,810,873
Other long-term liabilities	529,295	281,596
Total liabilities	10,169,020	9,242,969
Commitments and contingencies (Note 13)
Shareholders’ equity:
Ordinary shares, $0.001 par value; 490,000,000 shares authorized; 237,533,270 shares issued and 213,082,411 shares outstanding at December 31, 2019 and 235,484,613 shares issued and 217,650,644 shares outstanding at December 31, 2018	237	235
Additional paid-in capital	4,235,690	4,129,639
Accumulated other comprehensive income (loss)	(295,490)	(161,647)
Retained earnings	3,829,068	2,898,840
Treasury shares (24,450,859 and 17,833,969 ordinary shares at December 31, 2019 and December 31, 2018, respectively, at cost)	(1,253,926)	(904,066)
Total shareholders’ equity	6,515,579	5,963,001
Total liabilities and shareholders’ equity	$16,684,599	$15,205,970

The accompanying notes are an integral part of these consolidated financial statements.

Norwegian Cruise Line Holdings Ltd.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2019	2018	2017
Cash flows from operating activities
Net income	$930,228	$954,843	$759,872
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	647,102	566,972	521,484
Deferred income taxes, net	(26,134)	1,508	9,153
Loss on extinguishment of debt	13,397	6,346	22,211
Provision for bad debts and inventory obsolescence	3,884	5,570	2,431
Gain on involuntary conversion of assets	(4,152)	—	—
Share-based compensation expense	95,055	115,983	87,039
Net foreign currency adjustments	(1,934)	(5,537)	—
Changes in operating assets and liabilities:
Accounts receivable, net	(14,104)	(15,886)	15,050
Inventories	(6,155)	(9,052)	(17,129)
Prepaid expenses and other assets	(74,295)	(29,519)	(22,714)
Accounts payable	(58,635)	106,387	14,047
Accrued expenses and other liabilities	(29,028)	114,953	55,791
Advance ticket sales	347,376	262,603	154,012
Net cash provided by operating activities	1,822,605	2,075,171	1,601,247
Cash flows from investing activities
Additions to property and equipment, net	(1,637,170)	(1,566,796)	(1,372,214)
Cash received on settlement of derivatives	289	64,796	2,346
Cash paid on settlement of derivatives	(47,085)	(1,719)	(35,694)
Other	3,774	1,011	664
Net cash used in investing activities	(1,680,192)	(1,502,708)	(1,404,898)
Cash flows from financing activities
Repayments of long-term debt	(3,806,732)	(1,716,244)	(1,916,885)
Proceeds from long-term debt	4,122,297	1,904,865	1,816,390
Proceeds from employee related plans	31,937	28,819	30,032
Net share settlement of restricted share units	(20,939)	(13,855)	(6,342)
Purchases of treasury shares	(349,860)	(664,811)	—
Early redemption premium	(6,829)	(5,154)	(15,506)
Deferred financing fees	(23,262)	(118,422)	(56,195)
Net cash used in financing activities	(53,388)	(584,802)	(148,506)
Net increase (decrease) in cash and cash equivalents	89,025	(12,339)	47,843
Cash and cash equivalents at beginning of period	163,851	176,190	128,347
Cash and cash equivalents at end of period	$252,876	$163,851	$176,190

The accompanying notes are an integral part of these consolidated financial statements.

Norwegian Cruise Line Holdings Ltd.

Consolidated Statements of Changes in Shareholders’ Equity

(in thousands)

			Accumulated
		Additional	Other			Total
	Ordinary	Paid-in	Comprehensive	Retained	Treasury	Shareholders’
	Shares	Capital	Income (Loss)	Earnings	Shares	Equity
Balance, December 31, 2016	$232	$3,890,119	$(314,473)	$1,201,103	$(239,255)	$4,537,726
Share-based compensation	—	87,039	—	—	—	87,039
Issuance of shares under employee related plans	1	30,031	—	—	—	30,032
Net share settlement of restricted share units	—	(6,342)	—	—	—	(6,342)
Cumulative change in accounting policy	—	(2,153)	—	2,153	—	—
Other comprehensive income, net	—	—	341,439	—	—	341,439
Net income	—	—	—	759,872	—	759,872
Balance, December 31, 2017	233	3,998,694	26,966	1,963,128	(239,255)	5,749,766
Share-based compensation	—	115,983		—	—	115,983
Issuance of shares under employee related plans	2	28,817	—	—	—	28,819
Treasury shares	—	—	—	—	(664,811)	(664,811)
Net share settlement of restricted share units	—	(13,855)	—	—	—	(13,855)
Cumulative change in accounting policy	—	—	(12)	(19,131)	—	(19,143)
Other comprehensive income, net	—	—	(188,601)	—	—	(188,601)
Net income	—	—	—	954,843	—	954,843
Balance, December 31, 2018	235	4,129,639	(161,647)	2,898,840	(904,066)	5,963,001
Share-based compensation	—	95,055	—	—	—	95,055
Issuance of shares under employee related plans	2	31,935	—	—	—	31,937
Treasury shares	—	—	—	—	(349,860)	(349,860)
Net share settlement of restricted share units	—	(20,939)	—	—	—	(20,939)
Other comprehensive loss, net	—	—	(133,843)	—	—	(133,843)
Net income	—	—	—	930,228	—	930,228
Balance, December 31, 2019	$237	$4,235,690	$(295,490)	$3,829,068	$(1,253,926)	$6,515,579

The accompanying notes are an integral part of these consolidated financial statements.

Norwegian Cruise Line Holdings Ltd.

Notes to the Consolidated Financial Statements

1.	Description of Business and Organization

We are a leading global cruise company which operates the Norwegian Cruise Line, Oceania Cruises and Regent Seven Seas Cruises brands. As of December 31, 2019, we had 27 ships with approximately 58,400 Berths and had orders for 10 additional ships to be delivered through 2027, subject to certain conditions.

Seven Seas Splendor was delivered in January 2020. We refer you to Note 18 – “Subsequent Events” for additional information. We have one additional Explorer Class Ship on order for delivery in the fall of 2023. We have two Allura Class Ships on order for delivery in the winter of 2022 and spring of 2025. Project Leonardo will introduce an additional six ships with expected delivery dates through 2027. The addition of these 10 ships to our fleet will increase our total Berths to approximately 82,000.

Norwegian commenced operations from Miami in 1966. In February 2011, NCLH, a Bermuda limited company, was formed with the issuance to the Sponsors of, in aggregate, 10,000 ordinary shares, with a par value of $0.001 per share. In January 2013, NCLH completed its IPO and the ordinary shares of NCLC, all of which were owned by the Sponsors, were exchanged for the ordinary shares of NCLH, and NCLH became the owner of 100% of the ordinary shares and parent company of NCLC (the “Corporate Reorganization”). At the same time, NCLH contributed $460.0 million to NCLC and the historical financial statements of NCLC became those of NCLH. The Corporate Reorganization was affected solely for the purpose of reorganizing our corporate structure. As a result of the Secondary Equity Offerings, as of December 2018, the Sponsors no longer owned the ordinary shares they held in NCLH.

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

Accounts Receivable, Net

Accounts receivable are shown net of an allowance for doubtful accounts of $10.6 million and $9.6 million as of December 31, 2019 and 2018, respectively.

Inventories

Inventories mainly consist of provisions, supplies and fuel and are carried at the lower of cost or net realizable value using the first-in, first-out method of accounting.

Advertising Costs

Advertising costs are expensed as incurred except for those that result in tangible assets, including brochures, which are treated as prepaid expenses and charged to expense as consumed. Advertising costs of $5.9 million and $0.8 million as of December 31, 2019 and 2018, respectively, are included in prepaid expenses and other assets. Expenses related to advertising costs totaled $400.6 million, $327.3 million and $289.1 million for the years ended December 31, 2019, 2018 and 2017, respectively.

Earnings Per Share

Basic earnings per share is computed by dividing net income by the basic weighted-average number of shares outstanding during each period. Diluted earnings per share is computed by dividing net income by diluted weighted-average shares outstanding.

A reconciliation between basic and diluted earnings per share was as follows (in thousands, except share and per share data):

	Year Ended December 31,
	2019	2018	2017
Net income	$930,228	$954,843	$759,872
Basic weighted-average shares outstanding	214,929,977	223,001,739	228,040,825
Dilutive effect of share awards	1,545,099	1,417,466	1,377,501
Diluted weighted-average shares outstanding	216,475,076	224,419,205	229,418,326
Basic earnings per share	$4.33	$4.28	$3.33
Diluted earnings per share	$4.30	$4.25	$3.31

For the years ended December 31, 2019, 2018 and 2017, a total of 4.0 million, 4.7 million and 5.6 million shares, respectively, have been excluded from diluted weighted-average shares outstanding because the effect of including them would have been anti-dilutive.

Property and Equipment, Net

Property and equipment are recorded at cost. Ship improvement costs that we believe add value to our ships are capitalized to the ship and depreciated over the shorter of the improvements’ estimated useful lives or the remaining useful life of the ship while costs of repairs and maintenance, including Dry-dock costs, are charged to expense as incurred. During ship construction, certain interest is capitalized as a cost of the ship. Gains or losses on the sale of property and equipment are recorded as a component of operating income (expense) in our consolidated statements of operations. The useful lives of ship improvements are estimated based on the economic lives of the new components. In addition, to determine the useful lives of the ship or ship components, we consider the impact of the historical useful lives of similar assets, manufacturer recommended lives and anticipated changes in technological conditions.

Depreciation is computed on a straight-line basis over the estimated useful lives of the assets, after a 15% reduction for the estimated residual values of ships as follows:

Useful Life
Ships	30 years
Computer hardware and software	3‑10 years
Other property and equipment	3‑40 years
Leasehold improvements	Shorter of lease term or asset life
Ship improvements	Shorter of asset life or life of the ship

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

In order to make this evaluation, we consider the following circumstances as well as others:

●	Changes in general macroeconomic conditions such as a deterioration in general economic conditions; limitations on accessing capital; fluctuations in foreign exchange rates; or other developments in equity and credit markets;
●	Changes in industry and market conditions such as a deterioration in the environment in which an entity operates; an increased competitive environment; a decline in market-dependent multiples or metrics (in both absolute terms and relative to peers); a change in the market for an entity’s products or services; or a regulatory or political development;
●	Changes in cost factors that have a negative effect on earnings and cash flows;
●	Decline in overall financial performance (for both actual and expected performance);
●	Entity and reporting unit specific events such as changes in management, key personnel, strategy, or customers; litigation; or a change in the composition or carrying amount of net assets; and
●	Decline in share price (in both absolute terms and relative to peers).

We also may conduct a quantitative assessment comparing the fair value of each reporting unit to its carrying value, including goodwill. This is called the Step I Test which consists of a combined approach using discounted future cash flows and market multiples to determine the fair value of the reporting units. The market approach considers revenue and EBITDA multiples from an appropriate peer group. Our discounted cash flow valuation reflects our principal assumptions of 1) forecasted future operating results and growth rates, 2) forecasted capital expenditures for fleet growth and ship improvements and 3) a weighted average cost of capital of market participants, adjusted for an optimal capital structure.

We believe that the combined approach is the most representative method to assess fair value as it utilizes expectations of long-term growth as well as current market conditions. For the tradenames, we may also use a quantitative assessment, which utilizes the relief from royalty method and includes the same forecasts and discount rates from the discounted cash flow valuation in the goodwill assessment along with a tradename royalty rate assumption.

We have concluded that our business has three reporting units. Each brand, Oceania Cruises, Regent Seven Seas and Norwegian, constitutes a business for which discrete financial information is available and management regularly reviews the operating results and, therefore, each brand is considered an operating segment.

As of December 31, 2019, there was $523.0 million, $462.1 million and $403.8 million of goodwill for the Oceania Cruises, Regent Seven Seas and Norwegian reporting units, respectively. For our 2019 annual goodwill and tradename impairment evaluation, we elected to perform quantitative tests for the Oceania Cruises, Regent Seven Seas and Norwegian reporting units. Based on the results of the tests, we determined there was no impairment of goodwill or tradenames because the fair values exceeded the carrying values.

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

Disaggregation of Revenue

Revenue and cash flows are affected by economic factors in various geographical regions.

Revenues by destination consisted of the following (in thousands):

	Year Ended December 31,
	2019	2018	2017
North America	$3,807,576	$3,543,282	$3,285,903
Europe	1,666,751	1,462,698	1,347,381
Asia-Pacific	500,842	721,404	394,631
Other	487,207	327,742	368,260
Total revenue	$6,462,376	$6,055,126	$5,396,175

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

Although we sell cruises on an international basis, our passenger ticket revenue is primarily attributed to U.S.-sourced guests who make reservations in the U.S. Revenue attributable to U.S.-sourced guests was 81%, 77% and 77% for the years ended December 31, 2019, 2018 and 2017, respectively. No other individual country’s revenues exceeded 10% in any of our last three years.

Substantially all of our long-lived assets are located outside of the U.S. and consist primarily of our ships. We had 19 ships with Bahamas registry with a carrying value of $10.2 billion as of December 31, 2019 and 18 ships with Bahamas registry with a carrying value of $9.1 billion as of December 31, 2018. We had seven ships with Marshall Island registry with a carrying value of $1.9 billion as of December 31, 2019 and 2018. We also had one ship with U.S. registry with a carrying value of $0.3 billion as of December 31, 2019 and 2018.

Debt Issuance Costs

Debt issuance costs related to a recognized debt liability are presented in the consolidated balance sheets as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. For line of credit arrangements and for those debt facilities not fully drawn we defer and present debt issuance costs as an asset. These deferred issuance costs are amortized over the life of the loan. The amortization of deferred financing fees is included in depreciation and amortization expense in the consolidated statements of cash flows; however, for purposes of the consolidated statements of operations it is included in interest expense, net.

Foreign Currency

The majority of our transactions are settled in U.S. dollars. Gains or losses resulting from transactions denominated in other currencies are recognized in other income (expense), net at each balance sheet date. We recognized a loss of $7.0 million, a gain of $19.8 million and a loss of $14.2 million for the years ended December 31, 2019, 2018 and 2017, respectively.

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

Share-Based Compensation

We recognize expense for our share-based compensation awards using a fair-value-based method. Share-based compensation expense is recognized over the requisite service period for awards that are based on a service period and not contingent upon any future performance. We refer you to Note 11— “Employee Benefits and Share-Based Compensation.”

Recently Issued Accounting Guidance

In January 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2017-04, Intangibles—Goodwill and Other (Topic 350) — Simplifying the Test for Goodwill Impairment, which simplifies the test for goodwill impairment by eliminating Step 2 from the goodwill impairment test. Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. The guidance is effective for annual or any interim goodwill impairment tests in years beginning after December 15, 2019, with early adoption permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company has not early adopted this guidance. The Company will evaluate, upon adoption of this guidance, the impact of this guidance on the Company’s consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which will require an entity to present the net amount expected to be collected for certain financial assets, including trade receivables. Under this update, on initial recognition and at each reporting period, an entity will be required to recognize an allowance that reflects the entity’s current estimate of credit losses expected to be incurred over the life of the financial instrument. The update will be applied prospectively with a cumulative-effect adjustment to retained earnings. This update will be effective for the Company for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years. The adoption of this standard will not have a material impact on the Company’s consolidated financial statements.

3.	Revenue and Expense from Contracts with Customers

Nature of Goods and Services

We offer our guests a multitude of cruise fare options when booking a cruise. Our cruise ticket prices generally include cruise fare and a wide variety of onboard activities and amenities, meals, entertainment and port fees and taxes. In some instances, cruise ticket prices include round-trip airfare to and from the port of embarkation, complimentary beverages, unlimited shore excursions, free internet, pre-cruise hotel packages, and on some of the exotic itineraries, pre- or post-land packages. Prices vary depending on the particular cruise itinerary, stateroom category selected and the time of year that the voyage takes place. Passenger ticket revenue also includes full ship charters as well as port fees and taxes.

During the voyage, we generate onboard and other revenue for additional products and services which are not included in the cruise fare, including casino operations, certain food and beverage, gift shop purchases, spa services, photo services, Wi-Fi services and other similar items. Food and beverage, casino operations, photo services and shore excursions are generally managed directly by us while retail shops, spa services, art auctions and internet services may be managed through contracts with third-party concessionaires. These contracts generally entitle us to a percentage of the gross sales derived from these concessions, which is recognized on a net basis. While some onboard goods and services may be prepaid prior to the voyage, we utilize point-of-sale systems for discrete purchases made onboard. Certain of our product offerings are bundled and we allocate the value of the bundled goods and services between passenger ticket revenue and onboard and other revenue based upon the relative standalone selling prices of those goods and services.

Timing of Satisfaction of Performance Obligations and Significant Payment Terms

The payment terms and cancellation policies vary by brand, stateroom category, length of voyage, and country of purchase. A deposit for a future booking is required at or soon after the time of booking. Final payment is generally due between 120 days and 180 days before the voyage. Deposits on advance ticket sales are deferred when received and include amounts that are refundable. Deferred amounts are subsequently recognized as revenue ratably during the voyage sailing days as services are rendered over time on the ship. Deposits are generally cancellable and refundable prior to sailing, but may be subject to penalties, depending on the timing of cancellation. The inception of substantive cancellation penalties generally coincides with the dates that final payment is due, and penalties generally increase as the voyage sail date approaches. Cancellation fees are recognized in passenger ticket revenue in the month of the cancellation.

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

Contract Balances

Receivables from customers are included within accounts receivables, net. As of December 31, 2019 and December 31, 2018, our receivables from customers were $15.3 million and $17.3 million, respectively.

Contract liabilities represent the Company’s obligation to transfer goods and services to a customer. A customer deposit held for a future cruise is generally considered a contract liability only when final payment is both due and paid by the customer and is usually recognized in earnings within 180 days of becoming a contract. Other deposits held and included within advance ticket sales or other long-term liabilities are not considered contract liabilities as they are largely cancelable and refundable. Our contract liabilities are included within advance ticket sales. As of December 31, 2019 and December 31, 2018, our contract liabilities were $1.4 billion and $1.2 billion, respectively. Of the amounts included within contract liabilities, approximately 55% were refundable in accordance with our cancellation policies. Approximately $1.2 billion of the December 31, 2018 contract liability balance has been recognized in revenue for the year ended December 31, 2019.

Our revenue is seasonal and based on the demand for cruises. Historically, the seasonality of the North American cruise industry generally results in the greatest demand for cruises during the Northern Hemisphere’s summer months. This predictable seasonality in demand has resulted in fluctuations by quarter in our revenue and results of operations. The seasonality of our results is increased due to ships being taken out of service for regularly scheduled Dry-docks, which we typically schedule during non-peak demand periods. This seasonality will result in higher contract liability balances as a result of an increased number of reservations preceding these peak demand periods. The addition of new ships also increases the contract liability balances prior to a new ship’s delivery, as staterooms are made available for reservation prior to the inaugural cruise. Norwegian Encore, with approximately 4,000 Berths, was delivered on October 30, 2019 and added 7% capacity to our fleet.

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

Contract Costs

Management expects that incremental commissions and credit card fees paid as a result of obtaining ticket contracts are recoverable; therefore, we recognize these amounts as assets when they are paid prior to the voyage. Costs of air tickets, port taxes and other fees that fulfill future performance obligations are also considered recoverable and are recorded as assets. Costs incurred to obtain customers were $143.5 million and $116.3 million as of December 31, 2019 and 2018, respectively. Costs to fulfill contracts with customers were $49.7 million and $32.5 million as of December 31, 2019 and 2018, respectively. Both costs to obtain and fulfill contracts with customers are recognized within prepaid expenses and other assets. Incremental commissions, credit card fees, air ticket costs, and port taxes and fees are recognized ratably over the voyage sailing dates, concurrent with associated revenue, and are primarily in commissions, transportation and other expense.

4.	Goodwill and Intangible Assets

Goodwill and tradenames are not subject to amortization. As of December 31, 2019 and 2018, the carrying values were $1.4 billion for goodwill and $0.8 billion for tradenames.

The gross carrying amounts of intangible assets included within other long-term assets, the related accumulated amortization, the net carrying amounts and the weighted-average amortization periods of the Company’s intangible assets are listed in the following tables (in thousands, except amortization period):

	December 31, 2019
				Weighted-
				Average
	Gross Carrying	Accumulated	Net Carrying	Amortization
	Amount	Amortization	Amount	Period (Years)
Customer relationships	$120,000	$(110,169)	$9,831	6.0
License	750	(331)	419	10.0
Total intangible assets subject to amortization	$120,750	$(110,500)	$10,250

	December 31, 2018
				Weighted-
				Average
	Gross Carrying	Accumulated	Net Carrying	Amortization
	Amount	Amortization	Amount	Period (Years)
Customer relationships	$120,000	$(91,756)	$28,244	6.0
Licenses	3,368	(2,874)	494	5.6
Total intangible assets subject to amortization	$123,368	$(94,630)	$28,738

The aggregate amortization expense is as follows (in thousands):

	Year Ended December 31,
	2019	2018	2017
Amortization expense	$18,488	$26,163	$31,232

The following table sets forth the Company’s estimated aggregate amortization expense for each of the five years below (in thousands):

Amortization
Year ended December 31,	Expense
2020	$9,906
2021	75
2022	75
2023	75
2024	75

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

We have also adopted the practical expedient which allows us, by class of asset, to not separate lease and non-lease components when we are the lessor in the underlying transaction, the transactions would otherwise be accounted for under ASC 606–Revenue Recognition and the non-lease components are the predominant components of the agreements. We have applied this practical expedient to transactions with cruise passengers and concession service providers related to the use of our ships. We refer you to Note 3 – “Revenue and Expense from Contracts with Customers.”

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

The components of lease expense and revenue were as follows (in thousands):

Year Ended
December 31, 2019
Operating lease expense	$31,596
Variable lease expense	14,284
Short-term lease expense	50,832
Finance lease cost:
Amortization of right-of-use assets	1,765
Interest on lease liabilities	1,239
Operating lease revenue	446
Sublease income	1,615

Lease balances were as follows (in thousands):

	Balance Sheet location	December 31, 2019
Operating leases
Right-of-use assets	Other long-term assets	$236,604
Current operating lease liabilities	Accrued expenses and other liabilities	39,126
Non-current operating lease liabilities	Other long-term liabilities	207,243

Finance leases
Right-of-use assets	Property and equipment, net	13,873
Current finance lease liabilities	Current portion of long-term debt	6,419
Non-current finance lease liabilities	Long-term debt	8,812

Supplemental cash flow information related to leases was as follows (in thousands):

Year Ended
December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$75,539
Operating cash outflows from finance leases	1,051
Financing cash outflows from finance leases	2,826

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	24,834
Finance leases	705

As of December 31, 2019, maturities of lease liabilities, weighted-average remaining lease terms and discount rates for our leases were as follows (in thousands, except lease terms and discount rates):

	Operating	Finance
	leases	leases
2020	$47,796	$6,141
2021	32,144	4,912
2022	31,844	3,957
2023	31,740	730
2024	31,753	677
Thereafter	112,718	629
Total	287,995	17,046
Less: Present value discount	(41,626)	(1,815)
Present value of lease liabilities	$246,369	$15,231
Weighted average remaining lease term (years)	8.30	3.65
Weighted average discount rate	3.76%	7.47%

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

Leases That Have Not Yet Commenced

We have multiple agreements that have been executed where the lease term has not commenced as of December 31, 2019. These are primarily related to our rights to use certain port facilities currently under construction. Although we may have provided design input, construction management services, or advances related to these assets, we have determined that we do not control these assets during the period of construction. These port facilities are expected to open for use during 2020 and include undiscounted minimum annual guarantees of approximately $1.1 billion of passenger fees.

6.	Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) was as follows (in thousands):

	Year Ended December 31, 2019
				Change
	Accumulated	Change		Related to
	Other	Related to		Shipboard
	Comprehensive	Cash Flow		Retirement
	Income (Loss)	Hedges		Plan
Accumulated other comprehensive income (loss) at beginning of period	$(161,647)	$(157,449)		$(4,198)
Current period other comprehensive loss before reclassifications	(125,323)	(123,015)		(2,308)
Amounts reclassified into earnings	(8,520)	(8,898)	(1)	378	(2)
Accumulated other comprehensive income (loss) at end of period	$(295,490)	$(289,362)	(3)	$(6,128)

	Year Ended December 31, 2018
				Change
	Accumulated	Change		Related to
	Other	Related to		Shipboard
	Comprehensive	Cash Flow		Retirement
	Income (Loss)	Hedges		Plan
Accumulated other comprehensive income (loss) at beginning of period	$26,966	$33,861		$(6,895)
Current period other comprehensive income (loss) before reclassifications	(158,943)	(161,214)		2,271
Amounts reclassified into earnings	(29,670)	(30,096)	(1)	426	(2)
Accumulated other comprehensive income (loss) at end of period	$(161,647)	$(157,449)		$(4,198)

	Year Ended December 31, 2017
				Change
	Accumulated	Change		Related to
	Other	Related to		Shipboard
	Comprehensive	Cash Flow		Retirement
	Income (Loss)	Hedges		Plan
Accumulated other comprehensive income (loss) at beginning of period	$(314,473)	$(307,618)		$(6,855)
Current period other comprehensive income (loss) before reclassifications	304,226	304,684		(458)
Amounts reclassified into earnings	37,213	36,795	(1)	418	(4)
Accumulated other comprehensive income (loss) at end of period	$26,966	$33,861		$(6,895)
(1)	We refer you to Note 10— “Fair Value Measurements and Derivatives” in these notes to consolidated financial statements for the affected line items in the consolidated statements of operations.
(2)	Amortization of prior-service cost and actuarial loss reclassified to other income (expense), net.
(3)	Includes $16.5 million of loss expected to be reclassified into earnings in the next 12 months.
(4)	Amortization of prior-service cost and actuarial loss reclassified to payroll and related expense.

7.	Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	December 31,
	2019	2018
Ships	$14,154,578	$13,032,555
Ships improvements	1,865,272	1,407,989
Ships under construction	387,749	491,632
Land and land improvements	38,375	34,936
Other	672,975	558,052
	17,118,949	15,525,164
Less: accumulated depreciation	(3,983,612)	(3,405,911)
Property and equipment, net	$13,135,337	$12,119,253

The increase in ships was primarily due to the addition of Norwegian Encore. The Company capitalized approximately $458.9 million of costs associated with ship improvements. Depreciation expense for the years ended December 31, 2019, 2018 and 2017 was $627.7 million, $534.9 million and $478.7 million, respectively. Repairs and maintenance expenses including Dry-dock expenses were $199.7 million, $199.5 million and $157.2 million for the years ended December 31, 2019, 2018 and 2017, respectively, and were recorded within other cruise operating expense.

Ships under construction include progress payments to the shipyard, planning and design fees and other associated costs. Capitalized interest costs which were primarily associated with the construction or revitalization of ships amounted to $32.9 million, $30.4 million and $29.0 million for the years ended December 31, 2019, 2018 and 2017, respectively.

8.	Long-Term Debt

Long-term debt consisted of the following:

	Interest Rate			Balance
	December 31,		Maturities	December 31,
	2019	2018	Through	2019	2018
				(in thousands)

$875.0 million senior secured revolving credit facility	—	3.96%	2024	$—	$130,000
$75.0 million revolving credit line	2.75%	—	2020	75,000	—
Term Loan A	3.06%	4.01%	2024	1,565,512	1,256,167
$375.0 million Term Loan B (1)	—	4.26%	2021	—	368,982
$700.0 million 4.750% senior unsecured notes	—	4.75%	2021	—	561,021
$565.0 million 3.625% senior unsecured notes	3.63%	—	2024	558,781	—
€662.9 million Norwegian Epic term loan (2)	—	4.58%	2022	—	259,394
$260 million Norwegian Jewel term loan	2.54%	—	2022	221,860	—
$230 million Pride of America term loan	2.81%	—	2021	229,621	—
€529.8 million Breakaway one loan (2)	2.84%	4.09%	2025	305,969	360,680
€529.8 million Breakaway two loan (2)	4.10%	4.50%	2026	370,531	426,503
€590.5 million Breakaway three loan (2)	2.98%	2.98%	2027	478,665	537,223
€729.9 million Breakaway four loan (2)	2.98%	2.98%	2029	630,088	694,536
€710.8 million Seahawk 1 term loan (2)	3.92%	3.92%	2030	692,150	756,061
€748.7 million Seahawk 2 term loan (2)	3.92%	3.92%	2031	856,188	187,612
Leonardo newbuild one loan	2.68%	2.68%	2034	48,009	48,009
Leonardo newbuild two loan	2.77%	2.77%	2035	48,009	48,009
Leonardo newbuild three loan	1.22%	1.22%	2036	42,700	43,667
Leonardo newbuild four loan	1.31%	1.31%	2037	42,700	43,667
Sirena loan	—	2.75%	2019	—	13,856
Explorer newbuild loan	3.43%	3.43%	2028	242,449	268,970
Marina newbuild loan (3)	2.75%	3.07%	2023	156,319	201,007
Riviera newbuild loan (4)	2.48%	3.32%	2024	202,233	247,203
Finance lease and license obligations	Various	Various	2028	34,909	39,524
Total debt				6,801,693	6,492,091
Less: current portion of long-term debt				(746,358)	(681,218)
Total long-term debt				$6,055,335	$5,810,873
(1)	Includes original issue discount of $0.7 million as of December 31, 2018.
(2)	Currently U.S. dollar-denominated.
(3)	Includes premium of $0.1 million as of December 31, 2019 and 2018.
(4)	Includes premium of $0.1 million and $0.2 million as of December 31, 2019 and 2018, respectively.

On December 16, 2019, NCLC issued $565.0 million aggregate principle amount of 3.625% senior unsecured notes due December 2024 (the “Notes”) in a private offering (the “Offering”) at par. NCLC used the net proceeds from the Offering, after deducting the initial purchasers’ discount and estimated fees and expenses, together with cash on hand, to redeem $565.0 million principal amount of outstanding 4.75% Senior Notes due 2021 at a price equal to 100% of the principal amount being redeemed and paid the premium of $6.7 million. The redemption also resulted in a write-off of $2.7 million of deferred fees.

NCLC will pay interest on the Notes at 3.625% per annum, semiannually on June 15 and December 15 of each year, commencing on June 15, 2020, to holders of record at the close of business on the immediately preceding June 1 and December 1, respectively. NCLC may redeem the Notes, in whole or part, at any time prior to December 15, 2021, at a price equal to 100% of the principal amount of the Notes redeemed plus accrued and unpaid interest to, but not including, the redemption date and a “make-whole premium.” NCLC may redeem the Notes, in whole or in part, on or after December 15, 2021, at the redemption prices set forth in the indenture governing the Notes. At any time (which may be more than once) on or prior to December 15, 2021, NCLC may choose to redeem up to 40% of the aggregate principal amount of the Notes at a redemption price equal to 103.625% of the face amount thereof with an amount equal to the net proceeds of one or more equity offerings, so long as at least 60% of the aggregate principal amount of the Notes issued remains outstanding following such redemption. The indenture governing the Notes contains covenants that limit NCLC’s ability to, among other things: (i) create liens on certain assets to secure debt; (ii) enter into sale leaseback transactions; and (iii) consolidate, merge, sell or otherwise dispose of all or substantially all of its assets. The indenture governing the Notes also provides for events of default, which, if any of them occurs, would permit or require the principal, premium (if any), interest and other monetary obligations on all of the then-outstanding Notes to become due and payable immediately.

On October 30, 2019, we took delivery of Norwegian Encore. We had export financing in place for 80% of the contract price. The associated $882.9 million term loan bears interest at a fixed rate of 3.92% with a maturity date of October 30, 2031. Principal and interest payments are payable semiannually.

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

The applicable margin under the new term loan A facility and new Revolving Loan Facility is determined by reference to a total leverage ratio, with an applicable margin of between 1.75% and 1.00% with respect to Eurocurrency loans and between 0.75% and 0.00% with respect to base rate loans. The margin as of December 31, 2019 for borrowings under the new term loan A facility and new Revolving Loan Facility was 1.25% with respect to Eurocurrency borrowings. In addition to paying interest on outstanding principal under the borrowings, we are obligated to pay a quarterly commitment fee at a rate determined by reference to a total net leverage ratio, with a maximum commitment fee of 0.30%.

Interest expense, net for the year ended December 31, 2019 was $272.9 million which included $27.5 million of amortization of deferred financing fees and a $16.7 million loss on extinguishment and modification of debt. Interest expense, net for the year ended December 31, 2018 was $270.4 million which included $31.4 million of amortization of deferred financing fees and a $6.3 million loss on extinguishment of debt. Interest expense, net for the year ended

December 31, 2017 was $267.8 million which included $32.5 million of amortization of deferred financing fees and a $23.9 million loss on extinguishment and modification of debt.

Certain of our debt agreements contain covenants that, among other things, require us to maintain a minimum level of liquidity, as well as limit our net funded debt-to-capital ratio, and maintain certain other ratios and restrict our ability to pay dividends. Substantially all of our ships and other property and equipment are pledged as collateral for certain of our debt. We believe we were in compliance with our covenants as of December 31, 2019.

The following are scheduled principal repayments on long-term debt including finance lease obligations as of December 31, 2019 for each of the next five years (in thousands):

Year	Amount
2020	$746,358
2021	899,206
2022	667,456
2023	574,492
2024	2,260,295
Thereafter	1,778,870
Total	$6,926,677

We had an accrued interest liability of $33.3 million and $37.2 million as of December 31, 2019 and 2018, respectively.

9.	Related Party Disclosures

Transactions with Genting HK and Apollo

In December 2018, as part of a public equity offering of NCLH’s ordinary shares owned by Apollo and Genting HK, NCLH repurchased 1,683,168 of its ordinary shares sold in the offering for approximately $85.0 million pursuant to its Repurchase Program.

In March 2018, as part of a public equity offering of NCLH’s ordinary shares owned by Apollo and Genting HK, NCLH repurchased 4,722,312 of its ordinary shares sold in the offering for approximately $263.5 million pursuant to its then existing share repurchase program.

10.	Fair Value Measurements and Derivatives

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

As of December 31, 2019, we had fuel swaps, which are used to mitigate the financial impact of volatility of fuel prices pertaining to approximately 1.1 million metric tons of our projected fuel purchases, maturing through December 31, 2022.

As of December 31, 2019, we had foreign currency forward contracts, matured foreign currency options and matured foreign currency collars which are used to mitigate the financial impact of volatility in foreign currency exchange rates related to our ship construction contracts denominated in euros. The notional amount of our foreign currency forward contracts was €1.8 billion, or $2.0 billion based on the euro/U.S. dollar exchange rate as of December 31, 2019.

As of December 31, 2019, we had interest rate swaps and collars, which are used to hedge our exposure to interest rate movements and manage our interest expense. The notional amount of our outstanding debt associated with the interest rate swaps and collars was $1.7 billion as of December 31, 2019.

The derivatives measured at fair value and the respective location in the consolidated balance sheets includes the following (in thousands):

		Assets		Liabilities
		December 31,	December 31,	December 31,	December 31,
	Balance Sheet Location	2019	2018	2019	2018
Derivative Contracts Designated as Hedging Instruments

Fuel contracts
	Prepaid expenses and other assets	$—	$2,583	$—	$1
	Other long-term assets	277	197	—	29
	Accrued expenses and other liabilities	2,300	1,173	18,257	19,547
	Other long-term liabilities	683	933	17,763	51,184
Foreign currency contracts
	Prepaid expenses and other assets	—	5,285	—	1,497
	Other long-term assets	—	3,514	—	—
	Accrued expenses and other liabilities	—	112	33,475	5,145
	Other long-term liabilities	169	2,874	118,500	40,476
Interest rate contracts
	Prepaid expenses and other assets	—	519	—	—
	Other long-term assets	—	27	—	—
	Accrued expenses and other liabilities	—	—	2,178	—
	Other long-term liabilities	—	—	1,861	—
Total derivatives designated as hedging instruments		$3,429	$17,217	$192,034	$117,879

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

The gross and net amounts recognized within assets and liabilities include the following (in thousands):

		Gross		Gross
	Gross	Amounts	Total Net	Amounts
December 31, 2019	Amounts	Offset	Amounts	Not Offset	Net Amounts
Assets	$277	$—	$277	$—	$277
Liabilities	192,034	(3,152)	188,882	(149,863)	39,019

		Gross		Gross
	Gross	Amounts	Total Net	Amounts
December 31, 2018	Amounts	Offset	Amounts	Not Offset	Net Amounts
Assets	$12,125	$(1,527)	$10,598	$(6,872)	$3,726
Liabilities	116,352	(5,092)	111,260	(35,718)	75,542

The effects of cash flow hedge accounting on accumulated other comprehensive income (loss) include the following (in thousands):

				Location of Gain
				(Loss) Reclassified
				from Accumulated	Amount of Gain (Loss) Reclassified
	Amount of Gain (Loss)			Other Comprehensive	from Accumulated Other
	Recognized in Other			Income (Loss) into	Comprehensive
Derivatives	Comprehensive Income			Income	Income (Loss) into Income
	Year Ended December 31,				Year Ended December 31,
	2019	2018	2017		2019	2018	2017
Fuel contracts	$46,154	$(52,949)	$50,263	Fuel	$14,093	$34,410	$(29,721)
Foreign currency contracts	(163,197)	(108,911)	254,070	Depreciation and amortization	(3,062)	(3,463)	(4,077)
Interest rate contracts	(5,972)	646	351	Interest expense, net	(2,133)	(851)	(2,997)
Total gain (loss) recognized in other comprehensive income	$(123,015)	$(161,214)	$304,684		$8,898	$30,096	$(36,795)

The effects of cash flow hedge accounting on the consolidated statements of operations include the following (in thousands):

	Year Ended December 31, 2019			Year Ended December 31, 2018
		Depreciation			Depreciation
		and	Interest		and	Interest
	Fuel	Amortization	Expense, net	Fuel	Amortization	Expense, net
Total amounts of income and expense line items presented in the consolidated statements of operations in which the effects of cash flow hedges are recorded	$409,602	$646,188	$272,867	$392,685	$561,060	$270,404

Amount of gain (loss) reclassified from accumulated other comprehensive income (loss) into income
Fuel contracts	14,093	—	—	34,410	—	—
Foreign currency contracts	—	(3,062)	—	—	(3,463)	—
Interest rate contracts	—	—	(2,133)	—	—	(851)

The effects of cash flow hedge accounting on the consolidated statements of operations include the following (in thousands):

	Year Ended December 31, 2017
		Depreciation
		and	Interest
	Fuel	Amortization	Expense, net
Total amounts of income and expense line items presented in the consolidated statements of operations in which the effects of cash flow hedges are recorded	$361,032	$509,957	$267,804

Amount of gain (loss) reclassified from accumulated other comprehensive income (loss) into income
Fuel contracts	(29,721)	—	—
Foreign currency contracts	—	(4,077)	—
Interest rate contracts	—	—	(2,997)

Other

The carrying amounts reported in the consolidated balance sheets of all other financial assets and liabilities approximate fair value.

Long-Term Debt

As of December 31, 2019 and 2018, the fair value of our long-term debt, including the current portion, was $6,957.8 million and $6,601.9 million, respectively, which was $31.3 million higher and $8.4 million lower, respectively, than the carrying values. The difference between the fair value and carrying value of our long-term debt is due to our fixed and variable rate debt obligations carrying interest rates that are above or below market rates at the measurement dates. Market risk associated with our long-term variable rate debt is the potential increase in interest expense from an increase in interest rates. The fair value of our long-term debt was calculated based on estimated rates for the same or similar instruments with similar terms and remaining maturities, which represent Level 2 inputs in the fair value hierarchy.

Non-Recurring Measurements of Non-Financial Assets

Goodwill and other indefinite-lived assets, principally tradenames, are reviewed for impairment on an annual basis or earlier if there is an event or change in circumstances that would indicate that the carrying value of these assets may not be fully recoverable.

We believe our estimates and judgments with respect to our long-lived assets, principally ships, and goodwill and other indefinite-lived intangible assets are reasonable. Nonetheless, if there was a material change in assumptions used in the determination of such fair values or if there is a material change in the conditions or circumstances that influence such assets, we could be required to record an impairment charge. We estimate fair value based on the best information available utilizing estimates, judgments and projections as necessary. As of December 31, 2019, our annual review supports the carrying value of these assets.

11.	Employee Benefits and Share-Based Compensation

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

Share Option Awards

There were no time-based share option awards granted for the years ended December 31, 2019, 2018 and 2017 or performance-based share option awards granted for the year ended December 31, 2019. The performance-based options awarded to our President and Chief Executive Officer in August 2015 were subject to performance conditions such that the number of awards that ultimately vested depended on the adjusted earnings per share (“Adjusted EPS”) and adjusted return on invested capital (“Adjusted ROIC”) achieved by the Company during the performance period compared to targets established at the award date. Although the terms of the performance-based awards provide the compensation committee with the discretion to make certain adjustments to the performance calculation, it was determined that a mutual understanding of the key terms and conditions of the awards had been ascertained. In 2018, the grant date was therefore established for performance-based awards granted in prior years. The fair value of each performance-based option award is estimated on the date of grant using the Black-Scholes option-pricing model. The estimated fair value of the share options is amortized over the requisite service period using the straight-line method. The assumptions used within the option-pricing model for the performance-based awards are as follows:

	2018	2017
Dividend yield	—%	—%
Expected share price volatility	31.50% - 32.20%	25.97%
Risk-free interest rate	2.48% - 2.58%	1.81%
Expected term	3.72 - 4.22 years	4.20 years

Expected volatility was determined based on the historical share prices in our industry. The risk-free rate was based on U.S. Treasury zero coupon issues with a remaining term equal to the expected option term at grant date. The expected term was calculated under the simplified method.

The following table sets forth a summary of option activity under NCLH’s Restated 2013 Plan for the period presented:

							Weighted-
	Number of Share Option Awards			Weighted-Average Exercise Price			Average	Aggregate
	Time-	Performance-	Market-	Time-	Performance-	Market-	Contractual	Intrinsic
	Based	Based	Based	Based	Based	Based	Term	Value
	Awards	Awards	Awards	Awards	Awards	Awards	(years)	(in thousands)
Outstanding as of January 1, 2019	5,686,793	410,499	208,333	$50.65	$45.67	$59.43	6.22	$13,946
Exercised	(636,073)	(138,759)	—	40.30	19.00	—
Forfeited and cancelled	(132,166)	(156,251)	—	56.13	59.43	—
Outstanding as of December 31, 2019	4,918,554	115,489	208,333	$51.84	$59.11	$59.43	5.42	$33,413
Vested and expected to vest as of December 31, 2019	4,918,554	115,489	—	$51.84	$59.11	$—	5.41	$33,413
Exercisable as of December 31, 2019	4,917,721	115,489	—	$51.84	$59.11	$—	5.41	$33,411

The weighted-average grant-date fair value of performance-based options granted (or where a grant date had not been previously established, the fair value recognized) during the years ended December 31, 2018 and 2017 was $15.20 and $8.55, respectively. The total intrinsic value of share options exercised during 2019, 2018 and 2017 was $13.3 million, $16.7 million and $18.9 million, respectively, and total cash received by the Company from exercises was $28.3 million, $25.8 million and $27.4 million, respectively. As of December 31, 2019, there was no unrecognized compensation cost, related to options granted under our share-based incentive plans.

Restricted Ordinary Share Awards

The following is a summary of NCLH’s restricted ordinary share activity for the period presented:

	Number of
	Time-	Weighted-
	Based	Average Grant
	Awards	Date Fair Value
Non-vested as of January 1, 2019	429	$58.41
Vested	(429)	58.41
Non-vested as of December 31, 2019	—	$—

Restricted Share Unit (“RSU”) Awards

On March 1, 2019, NCLH granted to certain employees 1.9 million time-based RSU awards which vest equally over three years. Also on March 1, 2019, NCLH granted to certain members of our management team 0.5 million performance-based RSU awards, which vest upon the achievement of certain pre-established performance targets and which amount assumes the maximum level of achievement.

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

The following table sets forth a summary of RSU activity for the period presented:

	Number of	Weighted-	Number of		Weighted-	Number of	Weighted-
	Time-Based	Average Grant	Performance-		Average Grant	Market-	Average Grant
	Awards	Date Fair Value	Based Awards		Date Fair Value	Based Awards	Date Fair Value
Non-vested as of January 1, 2019	2,973,032	$53.98	825,614		$56.58	50,000	$59.43
Granted	1,929,495	55.00	462,282	(1)	55.27	—	—
Vested	(1,430,291)	53.02	(121,000)		56.27	—	—
Forfeited or expired	(226,611)	55.04	(37,500)		56.27	—	—
Non-vested as of December 31, 2019	3,245,625	$54.94	1,129,396		$56.09	50,000	$59.43
Non-vested and expected to vest as of December 31, 2019	3,245,625	$54.94	483,976		$56.61	—	$—
(1)	Number of performance-based restricted share units included assumes maximum achievement of performance targets.

As of December 31, 2019, there was total unrecognized compensation costs related to non-vested time-based, non-vested performance-based and market-based RSUs of $106.5 million, $9.2 million and $0, respectively. The costs are expected to be recognized over a weighted-average period of 1.8 years, 1.1 years and 0 years, respectively, for the time-based, performance-based and market-based RSUs. Taxes paid pursuant to net share settlements in 2019, 2018 and 2017 were $20.9 million, $13.9 million and $6.3 million, respectively.

Employee Stock Purchase Plan (“ESPP”)

In April 2014, NCLH’s shareholders approved the ESPP. The purpose of the ESPP is to provide eligible employees with an opportunity to purchase NCLH’s ordinary shares at a favorable price and upon favorable terms in consideration of the participating employees’ continued services. A maximum of 2,000,000 of NCLH’s ordinary shares may be purchased under the ESPP. To be eligible to participate in an offering period, on the grant date of that period, an individual must be customarily employed by the Company or a participating subsidiary for more than twenty hours per week and for more than five months per calendar year. Participation in the ESPP is also subject to certain limitations. The ESPP is considered to be compensatory based on: a) the 15% purchase price discount and b) the look-back purchase price feature. Since the plan is compensatory, compensation expense must be recorded in the consolidated statements of operations on a straight-line basis over the six-month withholding period. As of December 31, 2019 and 2018, we had a liability for payroll withholdings received of $2.1 million and $1.9 million, respectively.

The compensation expense recognized for share-based compensation for the periods presented include the following (in thousands):

	Year Ended December 31,
Classification of expense	2019	2018	2017
Payroll and related (1)	$17,597	$15,629	$9,455
Marketing, general and administrative (2)	77,458	100,354	77,584
Total share-based compensation expense	$95,055	$115,983	$87,039
(1)	Amounts relate to equity granted to certain of our shipboard officers.
(2)	Amounts relate to equity granted to certain of our corporate employees.

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

Our matching contributions are reduced by amounts forfeited by those employees who leave the 401(k) Plan prior to vesting fully in the matching contributions. Forfeited contributions of $0.2 million, $0.3 million and $0.3 million were utilized in the years ended December 31, 2019, 2018 and 2017, respectively.

We recorded total expenses related to the above 401(k) Plan of $9.1 million, $9.3 million and $7.3 million for the years ended December 31, 2019, 2018 and 2017, respectively.

Effective January 2009, we implemented the Shipboard Retirement Plan which computes benefits based on years of service, subject to eligibility requirements. The Shipboard Retirement Plan is unfunded with no plan assets. The current portion of the projected benefit obligation of $0.9 million and $1.0 million was included in accrued expenses and other liabilities as of December 31, 2019 and 2018, respectively, and $27.8 million and $23.3 million was included in other long-term liabilities in our consolidated balance sheets as of December 31, 2019 and 2018, respectively.

The amounts related to the Shipboard Retirement Plan were as follows (in thousands):

	As of or for the Year Ended December 31,
	2019	2018	2017
Pension expense:
Service cost	$2,135	$2,167	$1,987
Interest cost	1,001	857	887
Amortization of prior service cost	378	378	378
Amortization of actuarial loss	—	51	40
Total pension expense	$3,514	$3,453	$3,292
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$24,318	$24,587	$22,605
Service cost	2,135	2,167	1,987
Interest cost	1,001	857	887
Actuarial gain (loss)	2,308	(2,271)	458
Direct benefit payments	(1,067)	(1,022)	(1,350)
Projected benefit obligation at end of year	$28,695	$24,318	$24,587
Amounts recognized in the consolidated balance sheets:
Projected benefit obligation	$28,695	$24,318	$24,587

	For the Year Ended December 31,
	2019	2018	2017
Amounts recognized in accumulated other comprehensive income (loss):
Prior service cost	$(3,781)	$(4,159)	$(4,537)
Accumulated actuarial loss	(3,413)	(1,105)	(3,426)
Accumulated other comprehensive income (loss)	$(7,194)	$(5,264)	$(7,963)

The discount rates used in the net periodic benefit cost calculation for the years ended December 31, 2019, 2018 and 2017 were 4.2%, 3.6% and 4.0%, respectively, and the actuarial loss is amortized over 18.91 years. The discount rate is used to measure and recognize obligations, including adjustments to other comprehensive income (loss), and to determine expense during the periods. It is determined by using bond indices which reflect yields on a broad maturity and industry universe of high-quality corporate bonds.

The pension benefits expected to be paid in each of the next five years and in aggregate for the five years thereafter are as follows (in thousands):

Year	Amount
2020	$922
2021	949
2022	1,045
2023	1,208
2024	1,340
Next five years	10,585

12.	Income Taxes

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

The components of net income before income taxes consist of the following (in thousands):

	Year Ended December 31,
	2019	2018	2017
Bermuda	$—	$—	$—
Foreign - Other	911,365	969,310	770,614
Net income before income taxes	$911,365	$969,310	$770,614

The components of the provision for income taxes consisted of the following benefit (expense) (in thousands):

	Year Ended December 31,
	2019	2018	2017
Current:
Bermuda	$—	$—	$—
United States	(975)	(7,409)	1,828
Foreign - Other	(6,294)	(5,371)	(4,617)
Total current:	(7,269)	(12,780)	(2,789)
Deferred:
Bermuda	—	—	—
United States	25,785	(1,912)	(8,439)
Foreign - Other	347	225	486
Total deferred:	26,132	(1,687)	(7,953)
Income tax benefit (expense)	$18,863	$(14,467)	$(10,742)

Our reconciliation of income tax expense computed by applying our Bermuda statutory rate and reported income tax benefit (expense) was as follows (in thousands):

	Year Ended December 31,
	2019	2018	2017
Tax at Bermuda statutory rate	$—	$—	$—
Foreign income taxes at different rates	(18,630)	(17,540)	(28,188)
Tax contingencies	(206)	(5)	11,184
Return to provision adjustments	2,014	2,961	(1,397)
Benefit (expense) from change in tax rate	(14)	117	7,659
Valuation allowance	35,699	—	—
Income tax benefit (expense)	$18,863	$(14,467)	$(10,742)

Deferred tax assets and liabilities were as follows (in thousands):

	As of December 31,
	2019	2018
Deferred tax assets:
Loss carryforwards	$54,342	$63,201
Other	3,573	2,535
Valuation allowance	(5,847)	(41,924)
Total net deferred assets	52,068	23,812
Deferred tax liabilities:
Property and equipment	(39,571)	(37,448)
Total deferred tax liabilities	(39,571)	(37,448)
Net deferred tax asset (liability)	$12,497	$(13,636)

We have U.S. net operating loss carryforwards of $238.8 million and $278.3 million for the years ended December 31, 2019 and 2018, respectively, which begin to expire in 2031, a portion of which relate to Prestige discussed further below. We have state net operating loss carryforwards of $3.4 million and $4.8 million for the years ended December 31, 2019 and 2018, respectively, which expire between 2025 through 2035.

Included above are deferred tax assets associated with our operations in Norway for which we have provided a full valuation allowance. We have Norway net operating loss carryforwards of $13.3 million and $13.9 million for the years ended December 31, 2019 and 2018, respectively, which can be carried forward indefinitely.

Included above are deferred tax assets associated with our branch operations in the U.K. for which we have provided a full valuation allowance. We have U.K. net operating loss carryforwards of $5.5 million and $7.5 million for the years ended December 31, 2019 and 2018, respectively, which can be carried forward indefinitely.

Included above are deferred tax assets associated with Prestige. We have U.S. net operating loss carryforwards of $145.0 million and $177.5 million for the years ended December 31, 2019 and 2018, respectively, which begin to expire in 2031. Utilization of the Prestige net operating loss carryforwards may be subject to a substantial annual limitation due to ownership change limitations that have occurred previously and/or that could occur in the future, as provided by Section 382 of the Internal Revenue Code of 1986 (“Section 382”). Ownership changes may limit the amount of net operating loss carryforwards that can be utilized to offset future taxable income and tax, respectively. In general, an ownership change, as defined by Section 382, results from transactions increasing the ownership of certain shareholders or public groups in the stock of a corporation by more than 50 percentage points over a three-year period. If we have experienced an ownership change, utilization of Prestige’s net operating loss carryforwards would be subject to an annual limitation under Section 382. Any limitation may result in expiration of a portion of the net operating loss carryforwards before utilization. Subsequent ownership changes could further impact the limitation in future years. We implemented certain tax restructuring strategies that created our ability to utilize the net operating loss carryforwards of Prestige, for which we had previously provided a full valuation allowance. In March 2019, we completed a Section 382 study that determined the amount of the Prestige net operations loss carryforwards that can be utilized against future taxable income resulting in a tax benefit of $35.7 million in connection with the reversal of substantially all of the Prestige valuation allowance.

In December 2017, the Tax Cuts and Jobs Act (the “Act”) was enacted. Among other provisions, the Act reduces the U.S. federal corporate tax rate from 35% to 21%. Also in December 2017, the SEC staff issued SAB No. 118, which addresses the recognition of provisional amounts when a company does not have the necessary information available, prepared or analyzed (including computations) in reasonable detail to complete its accounting for the effect of the changes in the Act. The measurement period ends when a company has obtained, prepared and analyzed the information necessary to finalize its accounting, but cannot extend beyond one year. The Company completed the accounting for the tax effects of enactment of the Act. There is no material change to the $7.4 million reduction of the value of net deferred tax liabilities (which represents future tax expenses) recorded in 2017 as a discrete tax benefit resulting from the federal corporate income tax rate reduction. Other aspects of the Act were either not applicable or did not have a material impact on the Company’s consolidated financial statements.

The following is a tabular reconciliation of the total amounts of unrecognized tax benefits (in thousands):

	As of December 31,
	2019	2018
Unrecognized tax benefits, beginning of the year	$532	$532
Gross increases in tax positions from prior periods	200	—
Unrecognized tax benefits, end of year	$732	$532

If the $0.7 million of unrecognized tax benefits at December 31, 2019 were recognized, our effective tax rate would be minimally affected. We believe that there will not be a significant increase or decrease to the tax positions within 12 months of the reporting date. We recognize interest and penalties related to unrecognized tax benefits in income tax benefit (expense).

We file income tax returns in the U.S. federal jurisdiction, various U.S. state jurisdictions and foreign jurisdictions. We are generally no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by authorities for years prior to 2016, except for years in which NOLs generated prior to 2016 are utilized.

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

13.	Commitments and Contingencies

Ship Construction Contracts

For the Norwegian Brand, Project Leonardo will introduce an additional six ships, each approximately 140,000 Gross Tons with approximately 3,300 Berths, with expected delivery dates from 2022 through 2027, subject to certain conditions. The effectiveness of the contracts to construct two of the ships, expected to be delivered in 2026 and 2027, is contingent upon certain Italian government approvals. For the Regent brand, we have an Explorer Class Ship, Seven Seas Splendor, with approximately 55,000 Gross Tons and 750 Berths, which was delivered in January 2020. We refer you to Note 18 – “Subsequent Events” for additional information. We have one additional order for an Explorer Class Ship to be delivered in 2023. For the Oceania Cruises brand, we have orders for two Allura Class Ships to be delivered in 2022 and 2025, one of which is contingent upon certain Italian government approvals. Each of the Allura Class Ships will be approximately 67,000 Gross Tons and 1,200 Berths.

The combined contract prices of the 10 ships on order for delivery, including Seven Seas Splendor, which was delivered in January 2020, was approximately €7.4 billion, or $8.3 billion based on the euro/U.S. dollar exchange rate as of December 31, 2019.

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

As of December 31, 2019, minimum annual payments for non-cancelable ship construction contracts with initial or remaining terms in excess of one year were as follows (in thousands):

Year	Amount
2020	$556,784
2021	279,254
2022	1,595,262
2023	1,439,097
2024	888,790
Thereafter	829,303
Total minimum annual payments	$5,588,490

Port Facility Commitments

As of December 31, 2019, future commitments to pay for usage of certain port facilities were as follows (in thousands):

Year	Amount
2020	$79,418
2021	67,671
2022	68,049
2023	70,100
2024	75,112
Thereafter	1,726,575
Total port facility future commitments	$2,086,925

Other Commitments

The FMC requires evidence of financial responsibility for those offering transportation on passenger ships operating out of U.S. ports to indemnify passengers in the event of non-performance of the transportation. Accordingly, each of our three brands are required to maintain a $32.0 million third-party performance guarantee in respect of liabilities for non-performance of transportation and other obligations to passengers. The guarantee requirements are subject to additional consumer price index-based adjustments. Also, our brands have a legal requirement to maintain security guarantees based on cruise business originated from the U.K., and we are required to establish financial responsibility by certain jurisdictions to meet liability in the event of non-performance of our obligations to passengers from those jurisdictions. As of December 31, 2019, approximately British Pound Sterling 41.5 million was in place as security guarantees as well as a consumer protection policy covering up to €110.0 million.

From time to time, various other regulatory and legislative changes have been or may in the future be proposed that may have an effect on our operations in the U.S. and the cruise industry in general.

Litigation

Helms-Burton Act

On August 27, 2019, two lawsuits were filed against Norwegian Cruise Line Holdings Ltd. in the United States District Court for the Southern District of Florida under Title III of the Cuban Liberty and Solidarity (Libertad) Act of 1996, also known as the Helms-Burton Act. The complaint filed by Havana Docks Corporation alleges it holds an interest in the Havana Cruise Port Terminal and the complaint filed by Javier Garcia-Bengochea alleges that he holds an interest in the Port of Santiago, Cuba, both of which were expropriated by the Cuban Government. The complaints further allege that the Company “trafficked” in those properties by embarking and disembarking passengers at these facilities. The plaintiffs seek all available statutory remedies, including the value of the expropriated property, plus interest, treble damages, attorneys’ fees and costs. On January 7, 2020, the United States District Court for the Southern District of Florida dismissed the claim by Havana Docks Corporation. We believe that the plaintiff plans to appeal the order. Although we believe we have meritorious defenses to the claims and intend to vigorously defend these matters, as of December 31, 2019, we are unable to reasonably estimate any potential contingent loss from these matters due to a lack of legal precedence.

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

14.	Other Income (Expense), Net

Other income (expense), net was income of $6.2 million, income of $20.7 million, and expense of $10.4 million for the years ended December 31, 2019, 2018 and 2017, respectively. In 2019, the income was primarily due to gains from insurance proceeds and a litigation settlement partially offset by losses on foreign currency exchange. In 2018, the income was primarily due to foreign currency exchange gains. In 2017, the expense was primarily related to foreign currency exchange losses.

15.	Concentration Risk

We contract with a single vendor to provide many of our hotel and restaurant services including both food and labor costs. We incurred expenses of $153.6 million, $153.7 million and $152.3 million for the years ended December 31, 2019, 2018 and 2017, respectively, which are recorded in payroll and related in our consolidated statements of operations.

16.	Supplemental Cash Flow Information

For the year ended December 31, 2019, we had non-cash investing activities related to property and equipment of $8.2 million. For the year ended December 31, 2019, we paid income taxes of $13.4 million and interest and related fees, net of capitalized interest, of $291.2 million.

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

For the year ended December 31, 2017, we had non-cash investing activities in connection with property and equipment of $20.0 million and non-cash investing activities related to capital leases of $13.3 million. For the year ended December 31, 2017, we paid income taxes of $11.7 million and interest and related fees, net of capitalized interest, of $284.9 million.

17.	Quarterly Selected Financial Data (Unaudited) (in thousands, except per share data)

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
	2019	2018	2019	2018	2019	2018	2019	2018
Total revenue	$1,403,630	$1,293,403	$1,664,277	$1,522,174	$1,913,851	$1,858,356	$1,480,618	$1,381,193
Operating income	$158,296	$167,053	$308,681	$292,152	$511,724	$550,276	$199,376	$209,580
Net income	$118,157	$103,155	$240,190	$226,676	$450,584	$470,378	$121,297	$154,634
Earnings per share:
Basic	$0.54	$0.45	$1.11	$1.02	$2.10	$2.12	$0.57	$0.70
Diluted	$0.54	$0.45	$1.11	$1.01	$2.09	$2.11	$0.56	$0.70

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

18.	Subsequent Events

In January 2020, we took delivery of Seven Seas Splendor. We had export financing in place for 80% of the contract price. The associated $426.0 million term loan bears interest at a fixed rate of 3.01% with a maturity date of January 30, 2032. Principal and interest payments are payable semiannually.

In late January 2020, the COVID-19 coronavirus outbreak began impacting the Company’s financial performance and operations. The Company has begun to experience costs and lost revenue related to itinerary modifications, travel restrictions and advisories, the unavailability of ports and/or destinations, cancellations and redeployments. The COVID-19 coronavirus is also impacting consumer sentiment regarding cruise travel generally. Due to the unknown duration and extent of the outbreak, the full effect on our financial performance cannot be quantified at this time.