Form 10-Q
period 2020-09-30
Norwegian Cruise Line Holdings Ltd.
filed 2020-11-09
CIK 1513761

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

There were 275,636,032 ordinary shares outstanding as of October 31, 2020.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Norwegian Cruise Line Holdings Ltd.

Consolidated Statements of Operations

(Unaudited)

(in thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Revenue
Passenger ticket	$4,667	$1,373,779	$859,293	$3,526,456
Onboard and other	1,851	540,072	411,036	1,455,302
Total revenue	6,518	1,913,851	1,270,329	4,981,758
Cruise operating expense
Commissions, transportation and other	4,038	330,893	371,007	857,848
Onboard and other	4,728	122,971	82,889	309,447
Payroll and related	65,571	235,833	441,462	688,325
Fuel	48,224	98,943	222,240	297,727
Food	3,426	56,913	59,639	166,305
Other	64,170	145,211	308,832	456,187
Total cruise operating expense	190,157	990,764	1,486,069	2,775,839
Other operating expense
Marketing, general and administrative	156,656	255,148	558,781	744,991
Depreciation and amortization	177,488	156,215	554,937	482,227
Impairment loss	—	—	1,607,797	—
Total other operating expense	334,144	411,363	2,721,515	1,227,218
Operating income (loss)	(517,783)	511,724	(2,937,255)	978,701
Non-operating income (expense)
Interest expense, net	(139,664)	(60,188)	(323,108)	(199,660)
Other income (expense), net	(23,680)	10,251	(32,275)	13,433
Total non-operating income (expense)	(163,344)	(49,937)	(355,383)	(186,227)
Net income (loss) before income taxes	(681,127)	461,787	(3,292,638)	792,474
Income tax benefit (expense)	3,761	(11,203)	19,057	16,457
Net income (loss)	$(677,366)	$450,584	$(3,273,581)	$808,931
Weighted-average shares outstanding
Basic	271,435,350	214,207,716	241,578,995	215,614,098
Diluted	271,435,350	215,499,462	241,578,995	217,050,055
Earnings (loss) per share
Basic	$(2.50)	$2.10	$(13.55)	$3.75
Diluted	$(2.50)	$2.09	$(13.55)	$3.73

The accompanying notes are an integral part of these consolidated financial statements.

Norwegian Cruise Line Holdings Ltd.

Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Net income (loss)	$(677,366)	$450,584	$(3,273,581)	$808,931
Other comprehensive income (loss):
Shipboard Retirement Plan	101	95	305	284
Cash flow hedges:
Net unrealized gain (loss)	87,710	(209,511)	(163,672)	(211,548)
Amount realized and reclassified into earnings	36,072	(448)	86,853	(16,722)
Total other comprehensive income (loss)	123,883	(209,864)	(76,514)	(227,986)
Total comprehensive income (loss)	$(553,483)	$240,720	$(3,350,095)	$580,945

The accompanying notes are an integral part of these consolidated financial statements.

Norwegian Cruise Line Holdings Ltd.

Consolidated Balance Sheets

(Unaudited)

(in thousands, except share data)

	September 30,	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$2,356,211	$252,876
Accounts receivable, net	78,496	75,109
Inventories	81,259	95,427
Prepaid expenses and other assets	136,533	306,733
Total current assets	2,652,499	730,145
Property and equipment, net	13,453,433	13,135,337
Goodwill	98,134	1,388,931
Trade names	500,525	817,525
Other long-term assets	697,446	612,661
Total assets	$17,402,037	$16,684,599
Liabilities and shareholders’ equity
Current liabilities:
Current portion of long-term debt	$472,359	$746,358
Accounts payable	116,464	100,777
Accrued expenses and other liabilities	629,811	782,275
Advance ticket sales	1,115,632	1,954,980
Total current liabilities	2,334,266	3,584,390
Long-term debt	10,465,095	6,055,335
Other long-term liabilities	514,910	529,295
Total liabilities	13,314,271	10,169,020
Commitments and contingencies (Note 11)
Shareholders’ equity:
Ordinary shares, $0.001 par value; 490,000,000 shares authorized; 300,070,311 shares issued and 275,619,452 shares outstanding at September 30, 2020 and 237,533,270 shares issued and 213,082,411 shares outstanding at December 31, 2019	300	237
Additional paid-in capital	5,155,986	4,235,690
Accumulated other comprehensive income (loss)	(372,004)	(295,490)
Retained earnings	557,410	3,829,068
Treasury shares (24,450,859 at September 30, 2020 and December 31, 2019, at cost)	(1,253,926)	(1,253,926)
Total shareholders’ equity	4,087,766	6,515,579
Total liabilities and shareholders’ equity	$17,402,037	$16,684,599

The accompanying notes are an integral part of these consolidated financial statements.

Norwegian Cruise Line Holdings Ltd.

Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Nine Months Ended
	September 30,
	2020	2019
Cash flows from operating activities
Net income (loss)	$(3,273,581)	$808,931
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization expense	565,208	482,497
Impairment loss	1,607,797	—
Deferred income taxes, net	(17,852)	(25,731)
Loss on derivatives	12,195	—
Loss on extinguishment of debt	10,480	3,988
Provision for bad debts and inventory obsolescence	16,293	2,852
Gain on involuntary conversion of assets	(1,340)	(2,800)
Share-based compensation expense	81,009	82,070
Net foreign currency adjustments	3,746	(4,326)
Changes in operating assets and liabilities:
Accounts receivable, net	(12,103)	(12,741)
Inventories	12,757	(4,681)
Prepaid expenses and other assets	79,915	(31,926)
Accounts payable	11,536	(86,525)
Accrued expenses and other liabilities	(180,126)	(27,504)
Advance ticket sales	(834,560)	262,938
Net cash provided by (used in) operating activities	(1,918,626)	1,447,042
Cash flows from investing activities
Additions to property and equipment, net	(873,142)	(615,985)
Cash received on settlement of derivatives	—	289
Cash paid on settlement of derivatives	(31,520)	(556)
Other	3,047	5,039
Net cash used in investing activities	(901,615)	(611,213)
Cash flows from financing activities
Repayments of long-term debt	(888,800)	(2,882,354)
Proceeds from long-term debt	5,225,090	2,652,000
Common share issuance proceeds, net	719,094	—
Proceeds from employee related plans	5,557	18,203
Net share settlement of restricted share units	(15,334)	(20,935)
Purchases of treasury shares	—	(349,860)
Early redemption premium	(1,376)	(117)
Deferred financing fees	(117,388)	(9,359)
Net cash provided by (used in) financing activities	4,926,843	(592,422)
Effect of exchange rates on cash and cash equivalents	(3,267)	—
Net increase in cash and cash equivalents	2,103,335	243,407
Cash and cash equivalents at beginning of period	252,876	163,851
Cash and cash equivalents at end of period	$2,356,211	$407,258

The accompanying notes are an integral part of these consolidated financial statements.

Norwegian Cruise Line Holdings Ltd.

Consolidated Statements of Changes in Shareholders’ Equity

(Unaudited)

(in thousands)

	Three Months Ended September 30, 2020
			Accumulated
		Additional	Other			Total
	Ordinary	Paid-in	Comprehensive	Retained	Treasury	Shareholders’
	Shares	Capital	Income (Loss)	Earnings	Shares	Equity
Balance, June 30, 2020	$281	$4,851,781	$(495,887)	$1,234,776	$(1,253,926)	$4,337,025
Share-based compensation	—	25,862	—	—	—	25,862
Issuance of shares under employee related plans	—	1,457	—	—	—	1,457
Common share issuance proceeds, net	19	276,902	—	—	—	276,921
Net share settlement of restricted share units	—	(16)	—	—	—	(16)
Other comprehensive income, net	—	—	123,883	—	—	123,883
Net loss	—	—	—	(677,366)	—	(677,366)
Balance, September 30, 2020	$300	$5,155,986	$(372,004)	$557,410	$(1,253,926)	$4,087,766

	Nine Months Ended September 30, 2020
			Accumulated
		Additional	Other			Total
	Ordinary	Paid-in	Comprehensive	Retained	Treasury	Shareholders’
	Shares	Capital	Income (Loss)	Earnings	Shares	Equity
Balance, December 31, 2019	$237	$4,235,690	$(295,490)	$3,829,068	$(1,253,926)	$6,515,579
Share-based compensation	—	81,009	—	—	—	81,009
Issuance of shares under employee related plans	2	5,555	—	—	—	5,557
Common share issuance proceeds, net	61	717,826	—	—	—	717,887
Net share settlement of restricted share units	—	(15,334)	—	—	—	(15,334)
Beneficial conversion feature	—	131,240	—	—	—	131,240
Cumulative change in accounting policy	—	—	—	1,923	—	1,923
Other comprehensive loss, net	—	—	(76,514)	—	—	(76,514)
Net loss	—	—	—	(3,273,581)	—	(3,273,581)
Balance, September 30, 2020	$300	$5,155,986	$(372,004)	$557,410	$(1,253,926)	$4,087,766

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

1.   Description of Business and Organization

We are a leading global cruise company which operates the Norwegian Cruise Line, Oceania Cruises and Regent Seven Seas Cruises brands. As of September 30, 2020, we had 28 ships with approximately 59,150 Berths and had orders for nine additional ships to be delivered through 2027. Due to the novel coronavirus (“COVID-19”), we have temporarily suspended global cruise voyages through December 31, 2020. We refer you to Note 2 – “Summary of Significant Accounting Policies” for further information.

We have one Explorer Class Ship on order for delivery in 2023. We have two Allura Class Ships on order for delivery in 2023 and 2025. Project Leonardo will introduce an additional six ships with expected delivery dates from 2022 through 2027. These additions to our fleet will increase our total Berths to approximately 83,000, which includes additional Berths we plan to add to our Project Leonardo ships, subject to certain conditions. The impacts of COVID-19 on the shipyards where our ships are under construction (or will be constructed) have resulted in some delays in expected ship deliveries, and the impacts of COVID-19 could result in additional delays in ship deliveries in the future, which may be prolonged.

2.   Summary of Significant Accounting Policies

Liquidity and Management’s Plan

Due to the continued spread of COVID-19, growing travel restrictions and limited access to ports around the world, in March 2020, the Company implemented a voluntary suspension of all cruise voyages across its three brands, which has subsequently been extended through December 31, 2020. Additionally, Regent has suspended its 2021 World Cruise along with voyages departing through April 2021 on one ship and voyages in Australia through February 2021, Oceania Cruises has cancelled its World Cruise through May 18, 2021 and voyages in Australia through February 2021, and Norwegian has cancelled all voyages aboard three of its ships through March 30, 2021. On March 14, 2020, concurrent with our and the broader cruise industry’s original suspension, the U.S. Centers for Disease Control and Prevention (“CDC”) issued a No Sail Order through April 13, 2020, which was subsequently extended through October 31, 2020. On October 30, 2020, the CDC issued a Framework for Conditional Sailing Order (the “Conditional Order”) that introduces a phased approach for the resumption of passenger cruises. These phases include:

●	the establishment of laboratory testing of crew onboard cruise ships in U.S. waters;
●	simulated voyages designed to test a cruise ship operator’s ability to mitigate COVID-19 on cruise ships;

●	a certification process; and
●	a return to passenger voyages in a manner that mitigates the risk of COVID-19 introduction, transmission or spread among passenger and crew onboard ships and ashore to communities.

The Conditional Order replaces the CDC’s No Sail Order that expired on October 31, 2020 and will remain in effect until the earlier of a) the expiration of the Secretary of Health and Human Services’ declaration that COVID-19 constitutes a public health emergency, b) the CDC Director rescinds or modifies the Conditional Order based on specific public health or other considerations, or c) November 1, 2021.

While the Conditional Order is an important step on the path to the safer and healthier resumption of cruising in the U.S., many uncertainties remain as to the specifics and timing of implementation, administration and costs of the requirements of the Conditional Order, some of which may be significant. Additionally, pursuant to the Conditional Order, the CDC may issue additional requirements through technical instructions or orders as needed and the phases described above may be subject to change based on public health considerations, including the trajectory of the pandemic and the ability of cruise ship operators to successfully employ measures that mitigate the risk of COVID-19. The duration of any voluntary suspensions we have implemented and the resumption of operations both inside and outside of the United States will be dependent, in part, on our ability to comply with the Conditional Order, the severity and duration of the COVID-19 pandemic, the lifting of various travel restrictions and travel bans issued by various countries and communities around the world, as well as the availability of ports.

We continue to expect a gradual phased relaunch of our ships after the voyage suspension period, with our ships initially operating at reduced occupancy levels. The timing for bringing our ships back to service and percentage of fleet in service will depend on a number of factors including, but not limited to, the duration and extent of the COVID-19 pandemic, including further resurgences of COVID-19, our ability to comply with the Conditional Order, port availability, travel restrictions and advisories and our ability to re-staff our ships and implement new health and safety protocols. Significant events affecting travel, including COVID-19, typically have an impact on demand for cruise vacations, with the full extent of the impact generally determined by the length of time the event influences travel decisions. We believe the ongoing effects of COVID-19 on our operations and global bookings have had, and will continue to have, a significant impact on our financial results and liquidity, and such negative impact may continue well beyond the containment of the pandemic. Due to the unknown duration and extent of the COVID-19 pandemic, travel restrictions and advisories, uncertainties around our ability to comply with the Conditional Order, the potential unavailability of ports and/or destinations, unknown cancellations and timing of redeployments and a general impact on consumer sentiment regarding cruise travel, we cannot predict when our full fleet will be back in service at historical occupancy levels and, accordingly, the full effect on our financial performance and financial condition cannot be quantified at this time; however, we will report a net loss for the year ending December 31, 2020.

Since March 2020, we have taken several actions to bolster our financial condition while our global cruise voyages are suspended. In March 2020, NCLC borrowed the full amount of $1.55 billion under its $875 million Revolving Loan Facility and its then existing $675 million Epic Credit Facility, dated as of March 5, 2020. We have taken additional measures to improve our liquidity by refinancing existing debt amortization, including under our agreements with export credit agencies and related governments, and by extending the maturities and refinancing amortization under other agreements, which has resulted in approximately $1.6 billion of payment deferrals. See Note 8 – “Long-Term Debt” for further information. Through September 30, 2020, the Company received additional financing through various debt financings and equity offerings in May and July 2020 totaling $3.9 billion in gross proceeds. See Note 8 – “Long-Term Debt” for further information on the debt financings. The equity offerings resulted in 60,984,848 shares being issued in exchange for gross proceeds of $747.5 million. The Company has also undertaken several proactive cost reduction and cash conservation measures to mitigate the financial and operational impacts of COVID-19, through the reduction of capital expenditures and operating expenses, including food, fuel, insurance, port charges and reduced crew manning of vessels during the suspension, resulting in lower crew payroll expense.

In accordance with Accounting Standards Update (“ASU”) No. 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, the Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the consolidated financial statements are issued. The quantitative liquidity analysis reflects management’s principal assumptions related to (i) the Company’s ability to operate and redeployment of the fleet not currently in service, (ii) forecasted cash collections for future voyages and (iii) forecasted liquidity requirements for ongoing operations. Based on the actions the Company has taken as described above and our resulting current resources, the Company has alleviated the substantial doubt previously disclosed and has sufficient liquidity to satisfy our obligations over the next twelve months and maintain minimum levels of liquidity as required by certain of our debt agreements.

Basis of Presentation

The accompanying consolidated financial statements are unaudited and, in our opinion, contain all normal recurring adjustments necessary for a fair statement of the results for the periods presented.

Our operations are seasonal and results for interim periods are not necessarily indicative of the results for the entire fiscal year. Historically, demand for cruises has been strongest during the Northern Hemisphere’s summer months; however, our cruise voyages were completely suspended during the summer months of 2020 due to the COVID-19 pandemic. The interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2019, which are included in our most recent Annual Report on Form 10-K filed with the SEC, as updated by our Current Report on Form 8-K filed on July 8, 2020.

Reclassifications

Certain amounts in prior periods have been reclassified to conform to the current period presentation.

Earnings (Loss) Per Share

A reconciliation between basic and diluted earnings (loss) per share was as follows (in thousands, except share and per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Net income (loss)	$(677,366)	$450,584	$(3,273,581)	$808,931
Basic weighted-average shares outstanding	271,435,350	214,207,716	241,578,995	215,614,098
Dilutive effect of share awards	—	1,291,746	—	1,435,957
Diluted weighted-average shares outstanding	271,435,350	215,499,462	241,578,995	217,050,055
Basic earnings (loss) per share	$(2.50)	$2.10	$(13.55)	$3.75
Diluted earnings (loss) per share	$(2.50)	$2.09	$(13.55)	$3.73

For the three months ended September 30, 2020 and 2019, a total of 124.0 million and 3.5 million shares, respectively, and for the nine months ended September 30, 2020 and 2019, a total of 63.4 million and 4.2 million shares, respectively, have been excluded from diluted weighted-average shares outstanding because the effect of including them would have been anti-dilutive.

Foreign Currency

The majority of our transactions are settled in U.S. dollars. We remeasure assets and liabilities denominated in foreign currencies at exchange rates in effect at the balance sheet date. Gains or losses resulting from transactions denominated in other currencies are recognized in our consolidated statements of operations within other income, net. We recognized a loss of $12.3 million and a gain of $9.9 million for the three months ended September 30, 2020 and 2019, respectively, and a loss of $2.6 million and a gain of $5.6 million for the nine months ended September 30, 2020 and 2019, respectively, related to transactions denominated in other currencies.

Depreciation and Amortization Expense

The amortization of deferred financing fees is included in depreciation and amortization expense in the consolidated statements of cash flows; however, for purposes of the consolidated statements of operations they are included in interest expense, net.

Recently Issued Accounting Guidance

In August 2020, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40) Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”),- which reduces the number of accounting models for convertible debt instruments and enhances transparency in disclosures. One model which is being eliminated is the bifurcation of embedded conversion features that are not accounted for separately as derivatives. A convertible debt instrument previously accounted for under this model will be accounted for as a single liability measured at its amortized cost. Adoption of the provisions of ASU 2020-06 are required for fiscal years beginning after December 15, 2021; however, early adoption is permitted. We will early adopt this guidance on January 1, 2021 on a modified retrospective basis. As a result of the adoption, the beneficial conversion feature on the Private Exchangeable Notes (as defined and discussed in Note 8 – “Long-Term Debt”) which is included in additional paid-in-capital will be reclassified to long-term debt. Any related interest which has been recognized will be adjusted through retained earnings. Additional disclosures will be added as necessary.

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”), which provided guidance to alleviate the burden in accounting for reference rate reform by allowing certain expedients and exceptions in applying GAAP to contracts, hedging relationships and other transactions impacted by reference rate reform. The provisions apply only to those transactions that reference LIBOR or another reference rate expected to be discontinued due to reference rate reform. Adoption of the provisions of ASU 2020-04 are optional and are effective from March 12, 2020 through December 31, 2022. We are currently evaluating the impact of ASU 2020-04 on our consolidated financial statements.

3.   Revenue Recognition

Disaggregation of Revenue

Revenue and cash flows are affected by economic factors in various geographical regions. Revenues by destination were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
North America	$1,967	$930,151	$956,389	$2,881,606
Europe	2,195	831,814	25,231	1,374,001
Asia-Pacific	362	128,415	151,283	418,421
South America	471	430	76,777	94,498
Other	1,523	23,041	60,649	213,232
Total revenue	$6,518	$1,913,851	$1,270,329	$4,981,758

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

Contract Balances

Receivables from customers are included within accounts receivable, net. As of September 30, 2020 and December 31, 2019, our receivables from customers were $4.1 million and $15.3 million, respectively.

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

Our contract liabilities are included within advance ticket sales. As of September 30, 2020 and December 31, 2019, our contract liabilities were $33.4 million and $1.4 billion, respectively. Of the amounts included within contract liabilities as of September 30, 2020, approximately 20% were refundable in accordance with our cancellation policies. For the nine months ended September 30, 2020, $0.9 billion of revenue recognized was included in the contract liability balance at the beginning of the period.

For cruise vacations that had been cancelled by us due to COVID-19, approximately $15.5 million and $160.4 million in costs to obtain these contracts, consisting of protected commissions, including those paid to employees, and credit card fees, were recognized in earnings during the three and nine months ended September 30, 2020, respectively.

4.   Intangible Assets

We evaluate goodwill and trade names for impairment annually or more frequently when an event occurs or circumstances change that indicates the carrying value of a reporting unit may not be recoverable. In March 2020, the Company announced a voluntary suspension of all cruise voyages for its three brands, which has subsequently been extended through December 31, 2020. Due to the temporary suspension of operations and decline in our stock price, we performed interim goodwill and trade name impairment tests as of March 31, 2020. We refer you to Note 9 – “Fair Value Measurements and Derivatives” for information on our valuation assumptions.

The changes in the carrying amount of goodwill for each reporting unit for the nine months ended September 30, 2020 are as follows (in thousands):

	Reporting Unit
	Norwegian		Regent
	Cruise	Oceania	Seven Seas	Total
	Line	Cruises	Cruises	Goodwill
Balance, December 31, 2019	$403,805	$523,026	$462,100	$1,388,931
Impairment loss	(403,805)	(523,026)	(363,966)	(1,290,797)
Balance, September 30, 2020	$—	$—	$98,134	$98,134

We also impaired our trade names for Oceania Cruises and Regent Seven Seas Cruises by $170.0 million and $147.0 million, respectively. Following these impairments, the carrying value of our trade names was $500.5 million.

The carrying amounts of intangible assets subject to amortization are included within other long-term assets. The gross carrying amounts of intangible assets, the related accumulated amortization, the net carrying amounts and the weighted-average amortization periods of the Company’s intangible assets are listed in the following tables (in thousands, except amortization period):

	September 30, 2020
				Weighted-
				Average
	Gross Carrying	Accumulated	Net Carrying	Amortization
	Amount	Amortization	Amount	Period (Years)
Customer relationships	$120,000	$(118,490)	$1,510	6.0
License	750	(387)	363	10.0
Total intangible assets subject to amortization	$120,750	$(118,877)	$1,873

	December 31, 2019
				Weighted-
				Average
	Gross Carrying	Accumulated	Net Carrying	Amortization
	Amount	Amortization	Amount	Period (Years)
Customer relationships	$120,000	$(110,169)	$9,831	6.0
Licenses	750	(331)	419	10.0
Total intangible assets subject to amortization	$120,750	$(110,500)	$10,250

The aggregate amortization expense for intangible assets is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Amortization expense	$2,792	$4,622	$8,377	$13,866

The following table sets forth the Company’s estimated aggregate amortization expense for each of the five years below (in thousands):

Amortization
Year Ended December 31,	Expense
2021	$75
2022	75
2023	75
2024	75
2025	44

5.   Leases

In April 2020, the FASB issued interpretive guidance relating to the accounting for lease concessions provided as a result of COVID-19. In this guidance, entities can elect not to apply lease modification accounting with respect to such lease concessions and instead, treat the concession as if it was a part of the existing contract. The Company has elected to not evaluate leases under the lease modification accounting framework for concessions that result from effects of the COVID-19 pandemic. In relation to our rights to use port facilities, we have elected the approach consistent with resolving a contingency, which allows us to remeasure the lease liability and recognize the amount of change in the lease liability as an adjustment to the carrying amount of the associated right-of-use asset. As of September 30, 2020, our port facilities were remeasured with a downward adjustment of $9.4 million to both other long-term assets and accrued expenses and other liabilities. As the full amount of the concession will not be determinable until the force majeure period under the related arrangements have ended, further remeasurements will be required. During the contingency period, we are recognizing lease expense for these port facilities as incurred.

Lease balances were as follows (in thousands):

	Balance Sheet location	September 30, 2020	December 31, 2019
Operating leases
Right-of-use assets	Other long-term assets	$217,072	$236,604
Current operating lease liabilities	Accrued expenses and other liabilities	23,574	39,126
Non-current operating lease liabilities	Other long-term liabilities	187,135	207,243

Finance leases
Right-of-use assets	Property and equipment, net	12,412	13,873
Current finance lease liabilities	Current portion of long-term debt	4,951	6,419
Non-current finance lease liabilities	Long-term debt	5,949	8,812

6.   Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) for the nine months ended September 30, 2020 was as follows (in thousands):

	Nine Months Ended September 30, 2020
				Change
	Accumulated	Change		Related to
	Other	Related to		Shipboard
	Comprehensive	Cash Flow		Retirement
	Income (Loss)	Hedges		Plan
Accumulated other comprehensive income (loss) at beginning of period	$(295,490)	$(289,362)		$(6,128)
Current period other comprehensive loss before reclassifications	(163,672)	(163,672)		—
Amounts reclassified into earnings	87,158	86,853	(1)	305	(2)
Accumulated other comprehensive income (loss) at end of period	$(372,004)	$(366,181)	(3)	$(5,823)

Accumulated other comprehensive income (loss) for the nine months ended September 30, 2019 was as follows (in thousands):

	Nine Months Ended September 30, 2019
				Change
	Accumulated	Change		Related to
	Other	Related to		Shipboard
	Comprehensive	Cash Flow		Retirement
	Income (Loss)	Hedges		Plan
Accumulated other comprehensive income (loss) at beginning of period	$(161,647)	$(157,449)		$(4,198)
Current period other comprehensive loss before reclassifications	(211,548)	(211,548)		—
Amounts reclassified into earnings	(16,438)	(16,722)	(1)	284	(2)
Accumulated other comprehensive income (loss) at end of period	$(389,633)	$(385,719)		$(3,914)
(1)	We refer you to Note 9 – “Fair Value Measurements and Derivatives” for the affected line items in the consolidated statements of operations.
(2)	Amortization of prior-service cost and actuarial loss reclassified to other income, net.
(3)	Includes $75.0 million of loss expected to be reclassified into earnings in the next 12 months.

7.   Property and Equipment, net

Property and equipment, net increased $318.1 million for the nine months ended September 30, 2020 primarily due to the delivery of Seven Seas Splendor in January 2020 and ship improvement projects slightly offset by a $25.5 million impairment of projects that will not be completed, which has been recognized in depreciation and amortization expense for the nine months ended September 30, 2020.

8.   Long-Term Debt

Credit Facilities

In March 2020, NCLC had borrowed the full amount of $875 million under its existing Revolving Loan Facility maturing on January 2, 2024. As of September 30, 2020 borrowings under the Revolving Loan Facility bear interest at LIBOR plus a margin of 1.75%.

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

In July 2020, NCLC entered into a EUR 31.2 million loan facility for newbuild related payments. The facility bears interest at a rate of 2.5% per annum. As of September 30, 2020, EUR 21.6 million was drawn under this facility, which matures on April 30, 2021.

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

After the end of the Deferral Period, the Deferred Loans will amortize in an aggregate principal amount equal to 25% per annum of the Deferred Loans, in semiannual installments. Consistent with our amendments to our Hermes-backed credit facilities described above, the Supplemental Agreements provide financial covenant relief and additional restrictions on restricted payments and certain other covenants were added.

The above modifications resulted in aggregate modification costs of $17.3 million and a loss on extinguishment of debt of $5.0 million, which are recognized in interest expense, net for the nine months ended September 30, 2020.

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

NCLC used a portion of the proceeds from the 2026 Senior Secured Notes to repay the $675 million plus accrued and unpaid interest outstanding under the Epic Credit Facility, which was secured by the Norwegian Epic. Following the termination of the Epic Credit Facility, the vessel owned and operated by Norwegian Epic, Ltd. was released as collateral, thereby enabling the 2026 Senior Secured Notes and certain of the related guarantees to be secured by a first-priority security interest in, among other things and subject to certain agreed security principles, the Norwegian Epic. The repayment and termination of the Epic Credit Facility resulted in a loss on extinguishment of $5.5 million, which was recognized in interest expense, net for the three and nine months ended September 30, 2020.

The indentures governing the 2024 Senior Secured Notes and 2026 Senior Secured Notes include requirements that, among other things and subject to a number of qualifications and exceptions, restrict the ability of NCLC and its restricted subsidiaries, as applicable, to (i) incur or guarantee additional indebtedness; (ii) pay dividends or distributions on, or redeem or repurchase, equity interests and make other restricted payments; (iii) make investments; (iv) consummate certain asset sales; (v) engage in certain transactions with affiliates; (vi) grant or assume certain liens; and (vii) consolidate, merge or transfer all or substantially all of their assets.

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

Also in May 2020, NCLH and NCLC entered into an investment agreement with an affiliate of L Catterton (the “Private Investor”), pursuant to which NCLC agreed to sell and issue to the Private Investor (the “Private Exchangeable Notes Transaction”) up to $400 million in aggregate principal amount of exchangeable senior notes due June 1, 2026 (the “Private Exchangeable Notes”). The Private Exchangeable Notes Transaction closed on May 28, 2020. The Private Exchangeable Notes accrue interest at a rate of 7.0% per annum for the first year post-issuance (which will accrete to the principal amount), 4.5% per annum interest (which will accrete to the principal amount) plus 3.0% per annum cash interest for the following four years and 7.5% per annum in cash interest for the final year prior to maturity. The Private Investor has certain registration rights in respect of NCLH’s ordinary shares underlying the Private Exchangeable Notes and is subject to certain customary transfer, voting and standstill restrictions.

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

The net carrying amounts of the liability components of our exchangeable notes consist of the following (in thousands):

September 30,
2020
Principal amount	$1,712,500
Less: Unamortized debt discount, including deferred financing fees	(180,065)
Net carrying value	$1,532,435

The remaining period over which the unamortized debt discount will be recognized as non-cash interest expense is 3.6 years, 4.8 years and 5.7 years for the 2024 Exchangeable Notes, 2025 Exchangeable Notes and Private Exchangeable Notes, respectively.

The following table presents the interest expense recognized related to the exchangeable notes (in thousands):

	Three Months	Nine Months
	Ended September 30, 2020	Ended September 30, 2020
Interest expense, including amortization of debt discounts and coupon interest	$29,520	$42,049

The effective interest rate is 7.07%, 5.97% and 15.54% for the 2024 Exchangeable Notes, 2025 Exchangeable Notes and the Private Exchangeable Notes, respectively.

As of September 30, 2020, the if-converted value above par was $210.8 million on available shares of 62.7 million and $165.6 million on available shares of 33.1 million for the 2024 Exchangeable Notes and the Private Exchangeable Notes, respectively.

Debt Repayments

The following are scheduled principal repayments on our long-term debt including finance lease obligations as of September 30, 2020 for each of the following periods (in thousands):

Year	Amount
Remainder of 2020	$3,506
2021	793,831
2022	1,142,083
2023	767,986
2024	4,870,768
Thereafter	3,708,196
Total	$11,286,370

Debt Covenants

At September 30, 2020, we were in compliance with all of our debt covenants. As part of the Hermes debt holiday and the Supplemental Agreements, we have obtained lender consents to waive compliance with financial covenants for the Deferral Period. If we do not continue to remain in compliance with our covenants, we would have to seek additional amendments to our covenants. However, no assurances can be made that such amendments would be approved by our lenders. Generally, if an event of default under any debt agreement occurs, then pursuant to cross default and/or cross acceleration clauses, substantially all of our outstanding debt and derivative contract payables could become due, and all debt and derivative contracts could be terminated, which could have a material adverse impact to our operations and liquidity.

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

As of September 30, 2020, we had fuel swaps which are used to mitigate the financial impact of volatility of fuel prices pertaining to approximately 895 thousand metric tons of our projected fuel purchases, maturing through December 31, 2023. Beginning in July 2020, our fuel swaps designated as hedges for heavy fuel oil failed the effectiveness tests required for recognition within accumulated other comprehensive income (loss). As a result, the change in fair value related to these fuel swaps have been recognized in other income (expense), net for the three months ended September 30, 2020.

As of September 30, 2020, we had fuel swaps which were not designated as cash flow hedges. Due to a decrease in forecasted fuel consumption resulting from voyage cancellations due to COVID-19, we released into earnings fuel hedges of approximately 111 thousand metric tons of fuel as these forecasted transactions were no longer probable of occurring. The agreements mature through September 30, 2021.

As of September 30, 2020, we had foreign currency forward contracts, matured foreign currency options and matured foreign currency collars which are used to mitigate the financial impact of volatility in foreign currency exchange rates related to our ship construction contracts denominated in euros. The notional amount of our foreign currency forward contracts was €1.9 billion, or $2.2 billion based on the euro/U.S. dollar exchange rate as of September 30, 2020.

As of September 30, 2020, we had interest rate swaps and collars, which are used to hedge our exposure to interest rate movements and manage our interest expense. The notional amount of our outstanding debt associated with the interest rate swaps and collars was $0.7 billion as of September 30, 2020.

The derivatives measured at fair value and the respective location in the consolidated balance sheets include the following (in thousands):

		Assets		Liabilities
		September 30,	December 31,	September 30,	December 31,
	Balance Sheet Location	2020	2019	2020	2019
Derivative Contracts Designated as Hedging Instruments

Fuel contracts
	Other long-term assets	$—	$277	$—	$—
	Accrued expenses and other liabilities	—	2,300	55,937	18,257
	Other long-term liabilities	—	683	64,509	17,763
Foreign currency contracts
	Prepaid expenses and other assets	1,522	—	—	—
	Other long-term assets	24,799	—	—	—
	Accrued expenses and other liabilities	—	—	17,868	33,475
	Other long-term liabilities	2,088	169	102,522	118,500
Interest rate contracts
	Accrued expenses and other liabilities	—	—	8,188	2,178
	Other long-term liabilities	—	—	1,233	1,861
Total derivatives designated as hedging instruments		$28,409	$3,429	$250,257	$192,034

Derivative Contracts Not Designated as Hedging Instruments

Fuel contracts	Accrued expenses and other liabilities	$10	$—	$16,265	$—
	Other long-term liabilities	—	—	12	—

Total derivatives not designated as hedging instruments		$10	$—	$16,277	$—
Total derivatives		$28,419	$3,429	$266,534	$192,034

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

The following table discloses the gross and net amounts recognized within assets and liabilities (in thousands):

		Gross		Gross
	Gross	Amounts	Total Net	Amounts
September 30, 2020	Amounts	Offset	Amounts	Not Offset	Net Amounts
Assets	$26,321	$—	$26,321	$(26,321)	$—
Liabilities	266,534	(2,098)	264,436	(111,114)	153,322

		Gross		Gross
	Gross	Amounts	Total Net	Amounts
December 31, 2019	Amounts	Offset	Amounts	Not Offset	Net Amounts
Assets	$277	$—	$277	$—	$277
Liabilities	192,034	(3,152)	188,882	(149,863)	39,019

The effects of cash flow hedge accounting on accumulated other comprehensive income (loss) were as follows (in thousands):

			Location of Gain
			(Loss) Reclassified
			from Accumulated	Amount of Gain (Loss) Reclassified
	Amount of Gain (Loss)		Other Comprehensive	from Accumulated Other
	Recognized in Other		Income (Loss) into	Comprehensive
Derivatives	Comprehensive Income		Income	Income (Loss) into Income
	Three Months	Three Months		Three Months	Three Months
	Ended	Ended		Ended	Ended
	September 30, 2020	September 30, 2019		September 30, 2020	September 30, 2019
Fuel contracts	$(10,958)	$(65,726)	Fuel	$(15,091)	$1,657
Fuel contracts	—	—	Other income (expense), net	(17,434)	—
Foreign currency contracts	98,539	(142,627)	Depreciation and amortization	(1,267)	(703)
Interest rate contracts	129	(1,158)	Interest expense, net	(2,280)	(506)
Total gain (loss) recognized in other comprehensive income	$87,710	$(209,511)		$(36,072)	$448

			Location of Gain
			(Loss) Reclassified
			from Accumulated	Amount of Gain (Loss) Reclassified
	Amount of Gain (Loss)		Other Comprehensive	from Accumulated Other
	Recognized in Other		Income (Loss) into	Comprehensive
Derivatives	Comprehensive Income		Income	Income (Loss) into Income
	Nine Months	Nine Months		Nine Months	Nine Months
	Ended	Ended		Ended	Ended
	September 30, 2020	September 30, 2019		September 30, 2020	September 30, 2019
Fuel contracts	$(181,666)	$14,205	Fuel	$(35,186)	$19,060
Fuel contracts	—	—	Other income (expense), net	(43,718)	—
Foreign currency contracts	28,346	(218,724)	Depreciation and amortization	(3,662)	(2,108)
Interest rate contracts	(10,352)	(7,029)	Interest expense, net	(4,287)	(230)
Total gain (loss) recognized in other comprehensive income	$(163,672)	$(211,548)		$(86,853)	$16,722

The effects of cash flow hedge accounting on the consolidated statements of operations include the following (in thousands):

	Three Months Ended September 30, 2020				Three Months Ended September 30, 2019
		Depreciation				Depreciation
		and	Interest	Other Income		and	Interest
	Fuel	Amortization	Expense, net	(Expense), net	Fuel	Amortization	Expense, net
Total amounts of income and expense line items presented in the consolidated statements of operations in which the effects of cash flow hedges are recorded	$48,224	$177,488	$139,664	$(23,680)	$98,943	$156,215	$60,188

Amount of gain (loss) reclassified from accumulated other comprehensive income (loss) into income
Fuel contracts	(15,091)	—	—	—	1,657	—	—
Foreign currency contracts	—	(1,267)	—	—	—	(703)	—
Interest rate contracts	—	—	(2,280)	—	—	—	(506)

Amount of loss reclassified from accumulated other comprehensive income (loss) into income as a result that a forecasted transaction is no longer probable of occurring
Fuel contracts	—	—	—	(17,434)	—	—	—

Amount of gain recognized in income as a result of failing effectiveness tests
Fuel contracts	—	—	—	5,507	—	—	—

	Nine Months Ended September 30, 2020				Nine Months Ended September 30, 2019
		Depreciation				Depreciation
		and	Interest	Other Income		and	Interest
	Fuel	Amortization	Expense, net	(Expense), net	Fuel	Amortization	Expense, net
Total amounts of income and expense line items presented in the consolidated statements of operations in which the effects of cash flow hedges are recorded	$222,240	$554,937	$323,108	$(32,275)	$297,727	$482,227	$199,660

Amount of gain (loss) reclassified from accumulated other comprehensive income (loss) into income
Fuel contracts	(35,186)	—	—	—	19,060	—	—
Foreign currency contracts	—	(3,662)	—	—	—	(2,108)	—
Interest rate contracts	—	—	(4,287)	—	—	—	(230)

Amount of loss reclassified from accumulated other comprehensive income (loss) into income as a result that a forecasted transaction is no longer probable of occurring
Fuel contracts	—	—	—	(43,718)	—	—	—

Amount of gain recognized in income as a result of failing effectiveness tests
Fuel contracts	—	—	—	5,507	—	—	—

The effects of derivatives not designated as hedging instruments on the consolidated statements of operations include the following (in thousands):

		Amount of Gain (Loss) Recognized in Income
		Three Months Ended		Nine Months Ended
		September 30,		September 30,
	Location of Gain (Loss)	2020	2019	2020	2019
Derivatives not designated as hedging instruments
Fuel contracts	Other income (expense), net	$(17)	$—	$3,629	$—

Long-Term Debt

As of September 30, 2020 and December 31, 2019, the fair value of our long-term debt, including the current portion, was $12,022.1 million and $6,957.8 million, respectively, which was $869.5 million higher and $31.3 million higher, respectively, than the carrying values, excluding deferred financing costs. The difference between the fair value and carrying value of our long-term debt is due to our fixed and variable rate debt obligations carrying interest rates that are above or below market rates at the measurement dates as well as the beneficial conversion feature recognized on the Private Exchangeable Notes. The fair value of our long-term revolving and term loan facilities was calculated based on estimated rates for the same or similar instruments with similar terms and remaining maturities. The fair value of our exchangeable notes considers observable risk-free rates; credit spreads of the same or similar instruments; and share prices, tenors, and historical and implied volatilities which are sourced from observable market data. The inputs are considered to be Level 2 in the fair value hierarchy. Market risk associated with our long-term variable rate debt is the potential increase in interest expense from an increase in interest rates or from an increase in share values.

Goodwill and Trade Names

Goodwill and trade names are nonfinancial instruments that are measured at fair value on a non-recurring basis. In January 2017, the FASB issued ASU No. 2017-04, Intangibles—Goodwill and Other (Topic 350) — Simplifying the Test for Goodwill Impairment, which simplifies the test for goodwill impairment by eliminating Step 2 from the goodwill impairment test. Step 2 measured a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. The guidance was adopted with an effective date of January 1, 2020, and therefore, our interim goodwill impairment tests as of March 31, 2020 were performed using only a Step 1 test.

The Step 1 Test used discounted future cash flows and other market data to determine the fair value of the reporting units at March 31, 2020, which are all considered Level 3 inputs. Our discounted cash flow valuation reflected our principal assumptions of 1) forecasted future operating results and growth rates, which have been prepared under multiple scenarios and are probability weighted, 2) forecasted capital expenditures for fleet growth and ship improvements and 3) a weighted average cost of capital of market participants. Historically, our Step 1 Test consisted of a combined approach using discounted future cash flows and market multiples to determine the fair value of the reporting units. However, for the March 31, 2020 Step 1 Test, the market multiples were used solely as a corroboratory approach given the impact of COVID-19 on the current year’s results, as of the valuation date, as well as prospective results including the lack of any guidance provided, which were not available for our peers. We believe that this approach is the most representative method to assess fair value as it utilizes expectations of long-term growth as well as current market conditions. For the trade names, we used the relief from royalty method, which uses the same forecasts and discount rates from the discounted cash flow valuation in the goodwill assessment along with a trade name royalty rate assumption. We believe that we made reasonable estimates and judgments. However, a change in our estimated future operating cash flows may result in a decline in fair value in future periods, which may result in a need to recognize additional impairment charges.

Other

The carrying amounts reported in the consolidated balance sheets of all other financial assets and liabilities approximate fair value.

10.   Employee Benefits and Compensation Plans

Share Option Awards

The following is a summary of option activity under NCLH’s Amended and Restated 2013 Performance Incentive Plan for the nine months ended September 30, 2020:

							Weighted-
	Number of Share Option Awards			Weighted-Average Exercise Price			Average	Aggregate
	Time-	Performance-	Market-	Time-	Performance-	Market-	Contractual	Intrinsic
	Based	Based	Based	Based	Based	Based	Term	Value
	Awards	Awards	Awards	Awards	Awards	Awards	(years)	(in thousands)
Outstanding as of January 1, 2020	4,918,554	115,489	208,333	$51.84	$59.11	$59.43	5.42	$33,413
Exercised	(48,221)	(906)	—	44.38	19.00	—
Forfeited and cancelled	(272,709)	—	—	51.22	—	—
Outstanding as of September 30, 2020	4,597,624	114,583	208,333	51.95	59.43	59.43	4.68	—

Restricted Share Unit Awards

On July 27, 2020, NCLH granted 2.5 million time-based restricted share unit awards to our employees, which vest on July 27, 2022. Additionally, on July 27, 2020, NCLH granted 0.3 million performance-based restricted share units to certain members of our management team, which vest upon the achievement of certain non-financial performance hurdles and generally require continued employment through July 27, 2022.

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

The following is a summary of restricted share unit activity for the nine months ended September 30, 2020:

	Number of	Weighted-	Number of		Weighted-	Number of	Weighted-
	Time-Based	Average Grant	Performance-		Average Grant	Market-	Average Grant
	Awards	Date Fair Value	Based Awards		Date Fair Value	Based Awards	Date Fair Value
Non-vested as of January 1, 2020	3,245,625	$54.94	1,129,396		$56.09	50,000	$59.43
Granted	5,034,103	24.13	945,598	(1)	27.75	—	—
Vested	(1,600,357)	54.20	(181,682)		56.33	—	—
Forfeited or expired	(304,685)	44.07	(63,026)		47.45	—	—
Non-vested as of September 30, 2020	6,374,686	31.31	1,830,286		41.72	50,000	59.43
(1)	Number of performance-based restricted share units included assumes maximum achievement of performance targets.

The compensation expense recognized for share-based compensation for the periods presented include the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Payroll and related expense	$5,483	$4,489	$15,214	$12,974
Marketing, general and administrative expense	20,379	20,931	65,795	69,096
Total share-based compensation expense	$25,862	$25,420	$81,009	$82,070

11.   Commitments and Contingencies

Ship Construction Contracts

Project Leonardo will introduce an additional six ships, each ranging from approximately 140,000 to 156,300 Gross Tons with approximately 3,300 to 3,550 Berths, with expected delivery dates from 2022 through 2027. For the Regent brand, we have an order for one Explorer Class Ship to be delivered in 2023, which will be approximately 55,000 Gross Tons and 750 Berths. For the Oceania Cruises brand, we have orders for two Allura Class Ships to be delivered in 2023 and 2025. Each of the Allura Class Ships will be approximately 67,000 Gross Tons and 1,200 Berths. The impacts of COVID-19 on the shipyards where our ships are under construction (or will be constructed) have resulted in some delays in expected ship deliveries, and the impacts of COVID-19 could result in additional delays in ship deliveries in the future, which may be prolonged.

The combined contract prices of the nine ships on order for delivery as of September 30, 2020 was approximately €7.1 billion, or $8.3 billion based on the euro/U.S. dollar exchange rate as of September 30, 2020. We have obtained export credit financing which is expected to fund approximately 80% of the contract price of each ship, subject to certain conditions. We do not anticipate any contractual breaches or cancellations to occur. However, if any such events were to occur, it could result in, among other things, the forfeiture of prior deposits or payments made by us and potential claims and impairment losses which may materially impact our business, financial condition and results of operations.

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

In addition, in March 2020 the Florida Attorney General announced an investigation related to the Company’s marketing during the COVID-19 pandemic. Following the announcement of the investigation by the Florida Attorney General, we received notifications from other attorneys general and governmental agencies that they are conducting similar investigations. The Company is cooperating with these ongoing investigations, the outcomes of which cannot be predicted at this time.

Helms-Burton Act

On August 27, 2019, two lawsuits were filed against Norwegian Cruise Line Holdings Ltd. in the United States District Court for the Southern District of Florida under Title III of the Cuban Liberty and Solidarity (Libertad) Act of 1996, also known as the Helms-Burton Act. The complaint filed by Havana Docks Corporation alleges it holds an interest in the Havana Cruise Port Terminal and the complaint filed by Javier Garcia-Bengochea alleges that he holds an interest in the Port of Santiago, Cuba, both of which were expropriated by the Cuban Government. The complaints further allege that the Company “trafficked” in those properties by embarking and disembarking passengers at these facilities. The plaintiffs seek all available statutory remedies, including the value of the expropriated property, plus interest, treble damages, attorneys’ fees and costs. On January 7, 2020, the United States District Court for the Southern District of

Florida dismissed the claim by Havana Docks Corporation. On April 14, 2020, the district court granted Havana Docks Corporation’s motion to reconsider and vacated its order dismissing the claim, allowing Havana Docks Corporation to file an amended complaint on April 16, 2020. On April 24, 2020, we filed a motion seeking permission to appeal the district court’s order which was subsequently denied. On September 1, 2020, the Court entered an order staying all case deadlines and administratively closed the Garcia-Bengochea matter pending the outcome of the appeal in a related case brought by the same plaintiff. We believe we have meritorious defenses to the claims and intend to vigorously defend these matters. As of September 30, 2020, we are unable to reasonably estimate any potential contingent loss from these matters due to a lack of legal precedence.

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

Other Contingencies

The Company also has agreements with its credit card processors that govern approximately $1.0 billion at September 30, 2020 in advance ticket sales that have been received by the Company relating to future voyages. These agreements allow the credit card processors to require under certain circumstances, including the existence of a material adverse change, excessive chargebacks and other triggering events, that the Company maintain a reserve which could be satisfied by posting collateral. Currently, we have had approximately $40 million of advanced ticket deposits withheld to satisfy these requirements and have provided a reserve consisting of $70 million of cash. We have also discussed providing second priority liens on certain ships with a collective equity value of approximately $700 million based on appraisals as of December 31, 2019. Until these discussions are finalized, a significant portion of incoming advance ticket deposits are being withheld and will be released upon satisfactory perfection of the liens. These discussions are ongoing, and any cash reserve or collateral requested could be increased or decreased. If we do not meet an agreed upon minimum liquidity in the future, we may be required to pledge additional collateral and/or post cash reserves or take other actions that may reduce our liquidity.

12.   Other Income (Expense), Net

For the three and nine months ended September 30, 2020, other income (expense), net consisted of an expense of $23.7 million and $32.3 million, respectively, primarily due to losses from foreign currency exchange and losses on fuel hedges released into earnings as a result of the forecasted transactions no longer being probable. For the three months ended September 30, 2019, other income (expense), net was income of $10.3 million primarily due to foreign currency exchange gains. For the nine months ended September 30, 2019, other income (expense), net was income of $13.4 million primarily due to gains from insurance proceeds and a litigation settlement and foreign currency exchange gains.

13.   Income Tax Benefit (Expense)

For the three and nine months ended September 30, 2020, we had an income tax benefit of $3.8 million and $19.1 million, respectively. For the three and nine months ended September 30, 2019, we had income tax expense of $11.2 million and an income tax benefit of $16.5 million, respectively.

For the three months ended September 30, 2020, the tax benefit is due to operating losses. For the nine months ended September 30, 2020, the tax benefit is due to operating losses and the reversal of a valuation allowance. During 2018, we implemented certain tax restructuring strategies that created our ability to utilize the net operating loss carryforwards of Prestige, for which we had previously provided a full valuation allowance. As a result, we recorded a tax benefit of $35.7 million in connection with the reversal of substantially all of the valuation allowance in March 2019.

14.   Supplemental Cash Flow Information

For the nine months ended September 30, 2020 and 2019, we had non-cash investing activities consisting of changes in accruals related to property and equipment of $(29.1) million and $17.4 million, respectively. Additionally, during the nine months ended September 30, 2020, we received seller financing related to the acquisition of property and equipment resulting in both non-cash investing and financing activities of $11.9 million.

15. Related Party Disclosures

NCLC, as issuer, NCLH, as guarantor, and U.S. Bank National Association, as trustee are all parties to an indenture, dated May 28, 2020 (the “Indenture”) related to the Private Exchangeable Notes, which are currently held by the Private Investor. The terms of the Indenture are more fully described under Note 8 — “Long-Term Debt”. Based on the initial exchange rate, the Private Investor beneficially owned over 10% of NCLH’s outstanding ordinary shares as of September 30, 2020. The initial exchange rate in the Private Exchangeable Notes may be adjusted in the event of certain make-whole fundamental changes or tax redemption events (each, as described in the Indenture), but the maximum number of NCLH ordinary shares issuable upon an exchange in the event of such an adjustment would not exceed 46,577,947. The Private Exchangeable Notes also contain certain anti-dilution provisions that could subject the exchange rate to additional adjustment if certain events occur.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Concerning Forward-Looking Statements

Some of the statements, estimates or projections contained in this report are “forward-looking statements” within the meaning of the U.S. federal securities laws intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical facts contained, or incorporated by reference, in this report, including, without limitation, those regarding our business strategy, financial position, results of operations, plans, prospects, actions taken or strategies being considered with respect to our liquidity position, valuation and appraisals of our assets and objectives of management for future operations (including those regarding expected fleet additions, our voluntary suspension, our ability to weather the impacts of the COVID-19 pandemic, our expectations regarding the resumption of cruise voyages and the timing for such resumption of cruise voyages, the implementation of and effectiveness of our health and safety protocols, operational position, demand for voyages, financing opportunities and extensions, and future cost mitigation and cash conservation efforts and efforts to reduce operating expenses and capital expenditures) are forward-looking statements. Many, but not all, of these statements can be found by looking for words like “expect,” “anticipate,” “goal,” “project,” “plan,” “believe,” “seek,” “will,” “may,” “forecast,” “estimate,” “intend,” “future” and similar words. Forward-looking statements do not guarantee future performance and may involve risks, uncertainties and other factors which could cause our actual results, performance or achievements to differ materially from the future results, performance or achievements expressed or implied in those forward-looking statements. Examples of these risks, uncertainties and other factors include, but are not limited to the impact of:

●	the spread of epidemics, pandemics and viral outbreaks and specifically, the COVID-19 pandemic, including its effect on the ability or desire of people to travel (including on cruises), which are expected to continue to adversely impact our results, operations, outlook, plans, goals, growth, reputation, cash flows, liquidity, demand for voyages and share price;
●	our ability to comply with the CDC’s Framework for Conditional Sailing Order and to otherwise develop enhanced health and safety protocols to adapt to the current pandemic environment’s unique challenges once operations resume and to otherwise safely resume our operations when conditions allow;
●	coordination and cooperation with the CDC, the federal government and global public health authorities to take precautions to protect the health, safety and security of guests, crew and the communities visited and the implementation of any such precautions;
●	our ability to work with lenders and others or otherwise pursue options to defer, renegotiate or refinance our existing debt profile, near-term debt amortization, newbuild related payments and other obligations and to work with credit card processors to satisfy current or potential future demands for collateral on cash advanced from customers relating to future cruises;
●	our potential future need for additional financing, which may not be available on favorable terms, or at all, and may be dilutive to existing shareholders;
●	our indebtedness and restrictions in the agreements governing our indebtedness that require us to maintain minimum levels of liquidity and otherwise limit our flexibility in operating our business, including the significant portion of assets that are collateral under these agreements;
●	the accuracy of any appraisals of our assets as a result of the impact of COVID-19 or otherwise;
●	our success in reducing operating expenses and capital expenditures and the impact of any such reductions;
●	our guests’ election to take cash refunds in lieu of future cruise credits or the continuation of any trends relating to such election;

●	trends in, or changes to, future bookings and our ability to take future reservations and receive deposits related thereto;
●	the unavailability of ports of call;
●	future increases in the price of, or major changes or reduction in, commercial airline services;
●	adverse events impacting the security of travel, such as terrorist acts, armed conflict and threats thereof, acts of piracy, and other international events;
●	adverse incidents involving cruise ships;
●	adverse general economic and related factors, such as fluctuating or increasing levels of unemployment, underemployment and the volatility of fuel prices, declines in the securities and real estate markets, and perceptions of these conditions that decrease the level of disposable income of consumers or consumer confidence;
●	any further impairment of our trademarks, trade names or goodwill;
●	breaches in data security or other disturbances to our information technology and other networks or our actual or perceived failure to comply with requirements regarding data privacy and protection;

●	changes in fuel prices and the type of fuel we are permitted to use and/or other cruise operating costs;

●	mechanical malfunctions and repairs, delays in our shipbuilding program, maintenance and refurbishments and the consolidation of qualified shipyard facilities;

●	the risks and increased costs associated with operating internationally;
●	fluctuations in foreign currency exchange rates;
●	overcapacity in key markets or globally;
●	our expansion into and investments in new markets;
●	our inability to obtain adequate insurance coverage;
●	pending or threatened litigation, investigations and enforcement actions;
●	volatility and disruptions in the global credit and financial markets, which may adversely affect our ability to borrow and could increase our counterparty credit risks, including those under our credit facilities, derivatives, contingent obligations, insurance contracts and new ship progress payment guarantees;
●	our inability to recruit or retain qualified personnel or the loss of key personnel or employee relations issues;
●	our reliance on third parties to provide hotel management services for certain ships and certain other services;
●	our inability to keep pace with developments in technology;
●	changes involving the tax and environmental regulatory regimes in which we operate; and

●	other factors set forth under “Risk Factors” herein and in our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on February 27, 2020, as updated by our Current Report on Form 8-K filed on July 8, 2020 (“Annual Report on Form 10-K”).

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

Terminology

This report includes certain non-GAAP financial measures, such as Net Cruise Cost, Adjusted Net Cruise Cost Excluding Fuel, Adjusted EBITDA, Adjusted Net Income and Adjusted EPS. Definitions of these non- GAAP financial measures are included below. For further information about our non-GAAP financial measures including detailed adjustments made in calculation our non-GAAP financial measures and a reconciliation to the most directly comparable GAAP financial measure, we refer you to “Results of Operations” below.

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

Non-GAAP Financial Measures

We use certain non-GAAP financial measures, such as Net Cruise Cost, Adjusted Net Cruise Cost Excluding Fuel, Adjusted EBITDA, Adjusted Net Income and Adjusted EPS, to enable us to analyze our performance. See “Terminology” for the definitions of these and other non-GAAP financial measures. We utilize Net Cruise Cost and Adjusted Net Cruise Cost Excluding Fuel to manage our business on a day-to-day basis. In measuring our ability to control costs in a manner that positively impacts net income, we believe changes in Net Cruise Cost and Adjusted Net Cruise Cost Excluding Fuel to be the most relevant indicators of our performance. As a result of our voluntary suspension of sailings during the second and third quarters of 2020, we did not have any Capacity Days. Accordingly, we have not presented herein per Capacity Day data for the three or nine months ended September 30, 2020.

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

In addition, Adjusted Net Income and Adjusted EPS are non-GAAP financial measures that exclude certain amounts and are used to supplement GAAP net income and EPS. We use Adjusted Net Income and Adjusted EPS as key performance measures of our earnings performance. We believe that both management and investors benefit from referring to these non-GAAP financial measures in assessing our performance and when planning, forecasting and analyzing future periods. These non-GAAP financial measures also facilitate management’s internal comparison to our historical performance. In addition, management uses Adjusted EPS as a performance measure for our incentive compensation. The amounts excluded in the presentation of these non-GAAP financial measures may vary from period to period; accordingly, our presentation of Adjusted Net Income and Adjusted EPS may not be indicative of future adjustments or results. For example, for the nine months ended September 30, 2019, we incurred $30.6 million related to the redeployment of Norwegian Joy from Asia to the U.S. We included this as an adjustment in the reconciliation of Adjusted Net Income since the expenses are not representative of our day-to-day operations; however, this adjustment did not occur and is not included in the comparative period presented within this Form 10-Q.

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

Financial Presentation

We categorize revenue from our cruise and cruise-related activities as either “passenger ticket” revenue or “onboard and other” revenue. Passenger ticket revenue and onboard and other revenue vary according to product offering, the size of the ship in operation, the length of cruises operated and the markets in which the ship operates. Our revenue is seasonal based on demand for cruises, which has historically been strongest during the Northern Hemisphere’s summer months; however, our cruise voyages were completely suspended during the summer months of 2020 due to the COVID-19 pandemic. Passenger ticket revenue primarily consists of revenue for accommodations, meals in certain restaurants on the ship, certain onboard entertainment, and includes revenue for service charges and air and land transportation to and from the ship to the extent guests purchase these items from us. Onboard and other revenue primarily consists of revenue from gaming, beverage sales, shore excursions, specialty dining, retail sales, spa services and photo services. Our onboard revenue is derived from onboard activities we perform directly or that are performed by independent concessionaires, from which we receive a share of their revenue.

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

We evaluate goodwill and trade names for impairment annually or more frequently when an event occurs or circumstances change that indicates the carrying value of a reporting unit may not be recoverable. For our evaluation of goodwill, we use the Step 0 Test which allows us to first assess qualitative factors to determine whether it is more likely than not (i.e., more than 50%) that the fair value of a reporting unit is less than its carrying value. For trade names we also provide a qualitative assessment to determine if there is any indication of impairment.

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

We also may conduct a quantitative assessment comparing the fair value of each reporting unit to its carrying value, including goodwill. This is called the Step 1 Test which uses discounted future cash flows and other market data to determine the fair value of the reporting units. Our discounted cash flow valuation reflects our principal assumptions of 1) forecasted future operating results and growth rates, which have been prepared under multiple scenarios and are probability weighted, 2) forecasted capital expenditures for fleet growth and ship improvements and 3) a weighted average cost of capital of market participants. Historically, our Step 1 Test consisted of a combined approach using discounted future cash flows and market multiples to determine the fair value of the reporting units. However, for the March 31, 2020 Step 1 Test, the market multiples were used solely as a corroboratory approach given the impact of COVID-19 on the current year’s results, as of the valuation date, as well as prospective results including the lack of any guidance provided, which were not available for our peers. We believe that this approach is the most representative method to assess fair value as it utilizes expectations of long-term growth as well as current market conditions. For the trade names, we use the relief from royalty method, which uses the same forecasts and discount rates from the discounted cash flow valuation in the goodwill assessment along with a trade name royalty rate assumption.

We have concluded that our business has three reporting units. Each brand, Oceania Cruises, Regent Seven Seas Cruises and Norwegian, constitutes a business for which discrete financial information is available and management regularly reviews the operating results and, therefore, each brand is considered an operating segment.

During the nine months ended September 30, 2020, we recognized a goodwill impairment loss of $1.3 billion. See Note 4 – “Intangible Assets” for additional information. As of September 30, 2020, there was $98.1 million of goodwill for the Regent Seven Seas Cruises reporting unit after impairment. We also recognized an impairment loss for our Oceania Cruises and Regent Seven Seas Cruises trade names during the nine months ended September 30, 2020 in an aggregate amount of $317.0 million, with $500.5 million remaining as of September 30, 2020. We believe that we have made reasonable estimates and judgments. However, a change in our estimated future operating cash flows may result in a decline in fair value in future periods, which may result in a need to recognize additional impairment charges.

Update Regarding COVID-19 Pandemic

Suspension of Cruise Voyages

Due to the continued spread of COVID-19, growing travel restrictions and limited access to ports around the world, in March 2020, we implemented a voluntary suspension of all cruise voyages across our three brands. As a result of continued travel and port restrictions in certain geographies and in an effort to protect the health, safety and security of guests, crew and communities visited, we subsequently extended this suspension several times, including most recently through December 31, 2020. Additionally, Regent has suspended its 2021 World Cruise along with voyages departing through April 2021 on one ship and voyages in Australia through February 2021, Oceania Cruises has cancelled its World Cruise through May 18, 2021 and voyages in Australia through February 2021, and Norwegian has cancelled all voyages aboard three of its ships through March 30, 2021. See Note 2 – “Summary of Significant Accounting Policies – Liquidity and Management’s Plan” for additional information. This is the first time we have completely suspended our cruise voyages, and as a result of these unprecedented circumstances, we are not able to predict the full impact of such a suspension on our Company. The duration of any voluntary suspensions we have implemented and the resumption of operations both inside and outside of the United States will be dependent, in part, on our ability to comply with the Conditional Order, the severity and duration of the COVID-19 pandemic, the lifting of various travel restrictions and travel bans issued by various countries and communities around the world, as well as the availability of ports.

Preparation for the Safe Resumption of Operations

We have developed a comprehensive and multi-faceted health and safety strategy to enhance our already rigorous protocols and address the unique public health challenges posed by COVID-19. In July 2020, we announced a collaboration with Royal Caribbean Group to form a group of experts called the “Healthy Sail Panel” to guide the industry in the development of new and enhanced cruise health and safety standards. The panel is co-chaired by Dr. Scott Gottlieb, former commissioner of the U.S. Food and Drug Administration, and Governor Mike Leavitt, former Secretary of the U.S. Department Health and Human Services, and consists of globally recognized experts from various disciplines, including public health, infectious disease, biosecurity, hospitality and maritime operations. On September 21, 2020, the expert panel published a report, which includes 74 detailed best practices across five key areas of focus to protect the public health and safety of guests, crew and the communities where cruise ships visit. The panel also submitted its recommendations to the CDC, in response to a CDC request for public comment to inform future public health guidance and preventative measures relating to travel on cruise ships. The panel’s recommendations are informing new detailed health and safety protocols for our return-to-service plan.

On October 30, 2020, the CDC issued a Conditional Order that introduces a phased approach for the resumption of passenger cruises. These phases include: a) the establishment of laboratory testing of crew onboard cruise ships in U.S. waters; b) simulated voyages designed to test a cruise ship operator’s ability to mitigate COVID-19 on cruise ships; c) a certification process; and d) a return to passenger voyages in a manner that mitigates the risk of COVID-19 introduction, transmission or spread among passenger and crew onboard ships and ashore to communities. The Conditional Order replaces the CDC’s No Sail Order that expired on October 31, 2020 and will remain in effect until the earlier of a) the expiration of the Secretary of Health and Human Services’ declaration that COVID-19 constitutes a public health emergency, b) the CDC Director rescinds or modifies the Conditional Order based on specific public health or other considerations, or c) November 1, 2021. While the Conditional Order is an important step on the path to the safer and healthier resumption of cruising in the U.S., many uncertainties remain as to the specifics and timing of implementation, administration and costs of the requirements of the Conditional Order, some of which may be significant. Additionally, pursuant to the Conditional Order, the CDC may issue additional requirements through technical instructions or orders as needed and the phases described above may be subject to change based on public health considerations, including the trajectory of the pandemic and the ability of cruise ship operators to successfully employ measures that mitigate the risk of COVID-19. We are currently reviewing the requirements of the Conditional Order, and we will also continue to work with the CDC, the White House Coronavirus Task Force, and other federal agencies, public health authorities and national and local governments in areas where we operate to take all necessary measures to protect our guests, crew and the communities visited once operations resume. We have begun the planning process to implement some of these recommendations, including purchasing related equipment and supplies.

We expect a gradual phased relaunch of our ships after the voyage suspension period, with our ships initially operating at reduced occupancy levels. The timing for bringing our ships back to service and percentage of fleet in service will depend on a number of factors including, but not limited to, the duration and extent of the COVID-19 pandemic, including further resurgences of COVID-19, our ability to comply with the Conditional Order, port availability, travel restrictions and advisories and our ability to re-staff our ships and implement new health and safety protocols.

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

In addition, to provide more flexibility to its guests, the Company has also extended its modified final payment schedule for all voyages through April 30, 2021 which requires payment 60 days prior to embarkation versus the standard 120 days. As a result of the change to our final payment schedule, the Norwegian Cruise Line brand now expects to provide cash refunds for sailings we cancel.

Update on Bookings

While booking volumes since the emergence of the COVID-19 global pandemic have remained below historical levels, there continues to be demand for future cruise vacations, particularly beginning for sailings operating in the second half of 2021 and beyond, despite limited marketing efforts. Our overall cumulative booked position for the first half of 2021 remains below historical ranges as expected due to the current uncertain environment, however, for the second half of 2021 it is in line with historical ranges. Pricing for full year 2021 is in line with pre-pandemic levels, even after including the dilutive impact of future cruise credits. Our operations may be suspended beyond our announced suspensions and as a result, current booking data may not be informative. In addition, because of our updated cancellation policies, bookings may not be representative of actual cruise revenues.

The ongoing effects of COVID-19 on our operations and global bookings have had, and we believe they will continue to have, a significant impact on our financial results and liquidity, and such negative impact may continue well beyond the containment of the pandemic. Significant events affecting travel, including COVID-19, typically have an impact on the demand for cruise vacations, with the full extent of the impact generally determined by the length of time the event influences travel decisions. Due to the unknown duration and extent of the COVID-19 pandemic, travel restrictions and advisories, uncertainties around our ability to comply with the Conditional Order, the potential unavailability of ports and/or destinations, unknown cancellations and timing of redeployments and a general impact on consumer sentiment regarding cruise travel, there are remaining uncertainties about when our full fleet will be back in service at historical occupancy levels and, accordingly, we cannot estimate the impact on our business, financial condition or near- or longer-term financial or operational results with certainty; however, we will report a net loss on both a GAAP and adjusted basis for the year ending December 31, 2020.

Crew Repatriation

We have successfully completed the safe repatriation of the vast majority of our shipboard team members to their homes around the globe. We have repatriated shipboard team members, to over 120 countries, through a combination of chartered and commercial air flights as well as the use of certain of our ships. We expect to re-staff a limited number of our ships in the near future as we prepare to resume cruise operations.

Financing Transactions and Cost Containment Measures

Since March 2020, we have taken several actions to bolster our financial condition while our global cruise voyages are currently suspended, including a series of debt and equity financing transactions completed in May and July 2020.

●	In May 2020, NCLH and NCLC launched a series of capital markets transactions to raise approximately $2.0 billion. As a result of significant demand, including the full exercise of options to purchase additional ordinary shares and exchangeable notes, the total amount of gross proceeds increased to approximately $2.4 billion.
●	In July 2020, NCLH and NCLC launched a series of capital markets transactions to raise approximately $1.2 billion. As a result of significant demand, including the full exercise of the option to purchase additional ordinary shares and partial exercise of the option to purchase additional exchangeable notes, the total amount of gross proceeds increased to approximately $1.5 billion. From the proceeds, approximately $675 million was used to repay the Epic Credit Facility, which was terminated in July 2020.

We have also undertaken several proactive cost reduction and cash conservation measures to mitigate the financial and operational impacts of COVID-19, through the reduction of capital expenditures described under “Liquidity and Capital Resources” below as well as a reduction in operating expenses, including ship operating expenses and selling, general and administrative expenses. Cost savings initiatives to reduce selling, general and administrative expenses already implemented include the significant reduction or deferral of marketing expenditures, the implementation of hiring freezes, a 20% salary or hours reduction for shoreside team members, a pause in the Company’s 401(k) matching contributions and corporate travel freezes for shoreside employees. Further, as part of the Company’s ongoing strategy to improve its ability to sustain the long-term health of the business and to preserve financial flexibility during the COVID-19 crisis, the Company has furloughed certain shoreside employees through at least November 9, 2020, subject to change based on business needs. While on furlough, employees will not receive salary or hourly wages, but will continue to receive health benefit coverage if they currently participate in a Company sponsored plan.

See “—Liquidity and Capital Resources” below for more information.

Quarterly Overview

Three months ended September 30, 2020 (“2020”) compared to three months ended September 30, 2019 (“2019”)

●	Total revenue decreased 99.7% to $6.5 million compared to $1.9 billion.
●	Net income (loss) and diluted EPS were $(677.4) million and $(2.50), respectively, compared to $450.6 million and $2.09, respectively.
●	Operating loss was $(517.8) million compared to operating income of $511.7 million.
●	Adjusted Net Loss and Adjusted EPS were $(638.7) million and $(2.35), respectively, in 2020, which included $38.6 million of adjustments primarily consisting of expenses related to non-cash compensation and losses on extinguishment and modifications of debt. Adjusted Net Income and Adjusted EPS were $481.5 million and $2.23, respectively, in 2019, which included $30.9 million of adjustments primarily consisting of expenses related to non-cash compensation.
●	Adjusted EBITDA decreased 145.2% to $(313.8) million compared to $693.9 million.

We refer you to our “Results of Operations” below for a calculation of Adjusted Net Income (Loss), Adjusted EPS and Adjusted EBITDA.

Results of Operations

The following table sets forth operating data as a percentage of total revenue:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Revenue
Passenger ticket	71.6%	71.8%	67.6%	70.8%
Onboard and other	28.4%	28.2%	32.4%	29.2%
Total revenue	100.0%	100.0%	100.0%	100.0%
Cruise operating expense
Commissions, transportation and other	62.0%	17.3%	29.2%	17.2%
Onboard and other	72.5%	6.4%	6.5%	6.2%
Payroll and related	1,006.0%	12.3%	34.8%	13.8%
Fuel	739.9%	5.2%	17.5%	6.0%
Food	52.6%	3.0%	4.7%	3.3%
Other	984.5%	7.6%	24.3%	9.2%
Total cruise operating expense	2,917.5%	51.8%	117.0%	55.7%
Other operating expense
Marketing, general and administrative	2,403.4%	13.3%	44.0%	15.0%
Depreciation and amortization	2,723.0%	8.2%	43.7%	9.7%
Impairment loss	—%	—%	126.6%	—%
Total other operating expense	5,126.4%	21.5%	214.3%	24.7%
Operating income (loss)	(7,943.9)%	26.7%	(231.3)%	19.6%
Non-operating income (expense)
Interest expense, net	(2,142.7)%	(3.1)%	(25.4)%	(4.0)%
Other income (expense), net	(363.3)%	0.5%	(2.5)%	0.3%
Total non-operating income (expense)	(2,506.0)%	(2.6)%	(27.9)%	(3.7)%
Net income (loss) before income taxes	(10,449.9)%	24.1%	(259.2)%	15.9%
Income tax benefit (expense)	57.7%	(0.6)%	1.5%	0.3%
Net income (loss)	(10,392.2)%	23.5%	(257.7)%	16.2%

The following table sets forth selected statistical information:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Passengers carried	—	726,921	499,729	2,054,908
Passenger Cruise Days	—	5,387,662	4,278,602	15,377,185
Capacity Days	—	4,854,292	4,123,858	14,198,092
Occupancy Percentage		111.0%	103.8%	108.3%

Gross Cruise Cost, Net Cruise Cost, Net Cruise Cost Excluding Fuel and Adjusted Net Cruise Cost Excluding Fuel were calculated as follows (in thousands, except Capacity Days and per Capacity Day data):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
		2020			2020
		Constant			Constant
	2020	Currency	2019	2020	Currency	2019
Total cruise operating expense	$190,157	$190,200	$990,764	$1,486,069	$1,490,044	$2,775,839
Marketing, general and administrative expense	156,656	155,904	255,148	558,781	558,834	744,991
Gross Cruise Cost	346,813	346,104	1,245,912	2,044,850	2,048,878	3,520,830
Less:
Commissions, transportation and other expense	4,038	4,032	330,893	371,007	372,499	857,848
Onboard and other expense	4,728	4,728	122,971	82,889	82,889	309,447
Net Cruise Cost	338,047	337,344	792,048	1,590,954	1,593,490	2,353,535
Less: Fuel expense	48,224	48,224	98,943	222,240	222,240	297,727
Net Cruise Cost Excluding Fuel	289,823	289,120	693,105	1,368,714	1,371,250	2,055,808
Less Non-GAAP Adjustments:
Non-cash deferred compensation (1)	667	667	533	1,999	1,999	1,601
Non-cash share-based compensation (2)	25,862	25,862	25,420	81,009	81,009	82,070
Redeployment of Norwegian Joy (3)	—	—	—	—	—	7,051
Adjusted Net Cruise Cost Excluding Fuel	$263,294	$262,591	$667,152	$1,285,706	$1,288,242	$1,965,086
Capacity Days	—	—	4,854,292	4,123,858	4,123,858	14,198,092
Gross Cruise Cost per Capacity Day			$256.66			$247.98
Net Cruise Cost per Capacity Day			$163.16			$165.76
Net Cruise Cost Excluding Fuel per Capacity Day			$142.78			$144.79
Adjusted Net Cruise Cost Excluding Fuel per Capacity Day			$137.44			$138.40
(1)	Non-cash deferred compensation expenses related to the crew pension plan and other crew expenses, which are included in payroll and related expense.
(2)	Non-cash share-based compensation expenses related to equity awards, which are included in marketing, general and administrative expense and payroll and related expense.
(3)	Expenses related to the redeployment of Norwegian Joy from Asia to the U.S. and the closing of the Shanghai office, which are included in other cruise operating expense and marketing, general and administrative expense.

Adjusted Net Income (Loss) and Adjusted EPS were calculated as follows (in thousands, except share and per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Net income (loss)	$(677,366)	$450,584	$(3,273,581)	$808,931
Non-GAAP Adjustments:
Non-cash deferred compensation (1)	992	878	2,975	2,636
Non-cash share-based compensation (2)	25,862	25,420	81,009	82,070
Extinguishment and modification of debt (3)	6,636	—	27,795	7,268
Amortization of intangible assets (4)	2,774	4,603	8,321	13,809
Redeployment of Norwegian Joy (5)	—	—	—	30,629
Impairment loss (6)	—	—	1,633,337	—
Non-cash interest on beneficial conversion feature (7)	2,356	—	3,700	—
Adjusted Net Income (Loss)	$(638,746)	$481,485	$(1,516,444)	$945,343
Diluted weighted-average shares outstanding - Net income (loss) and Adjusted Net Income (Loss)	271,435,350	215,499,462	241,578,995	217,050,055
Diluted earnings (loss) per share	$(2.50)	$2.09	$(13.55)	$3.73
Adjusted EPS	$(2.35)	$2.23	$(6.28)	$4.36
(1)	Non-cash deferred compensation expenses related to the crew pension plan and other crew expenses, which are included in payroll and related expense and other income, net.
(2)	Non-cash share-based compensation expenses related to equity awards, which are included in marketing, general and administrative expense and payroll and related expense.
(3)	Losses on extinguishment of debt and modification of debt are included in interest expense, net.
(4)	Amortization of intangible assets related to the Acquisition of Prestige, which are included in depreciation and amortization expense.
(5)	Expenses related to the redeployment of Norwegian Joy from Asia to the U.S. and the closing of the Shanghai office, which are included in other cruise operating expense, marketing, general and administrative expense and depreciation and amortization expense.
(6)	Impairment loss consists of goodwill, trade name and property and equipment impairments. The impairments of goodwill and trade names are included in impairment loss and the impairment of property and equipment is included in depreciation and amortization expense.
(7)	Non-cash interest expense related to a beneficial conversion feature recognized on our exchangeable notes, which is recognized in interest expense, net.

EBITDA and Adjusted EBITDA were calculated as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Net income (loss)	$(677,366)	$450,584	$(3,273,581)	$808,931
Interest expense, net	139,664	60,188	323,108	199,660
Income tax (benefit) expense	(3,761)	11,203	(19,057)	(16,457)
Depreciation and amortization expense	177,488	156,215	554,937	482,227
EBITDA	(363,975)	678,190	(2,414,593)	1,474,361
Other (income) expense, net (1)	23,680	(10,251)	32,275	(13,433)
Non-GAAP Adjustments:
Non-cash deferred compensation (2)	667	533	1,999	1,601
Non-cash share-based compensation (3)	25,862	25,420	81,009	82,070
Redeployment of Norwegian Joy (4)	—	—	—	7,051
Impairment loss (5)	—	—	1,607,797	—
Adjusted EBITDA	$(313,766)	$693,892	$(691,513)	$1,551,650
(1)	Primarily consists of gains and losses, net for proceeds from insurance, a litigation settlement and foreign currency exchanges.
(2)	Non-cash deferred compensation expenses related to the crew pension plan and other crew expenses, which are included in payroll and related expense.
(3)	Non-cash share-based compensation expenses related to equity awards, which are included in marketing, general and administrative expense and payroll and related expense.
(4)	Expenses related to the redeployment of Norwegian Joy from Asia to the U.S. and the closing of the Shanghai office, which are included in other cruise operating expense and marketing, general and administrative expense.
(5)	Impairment loss consists of goodwill and trade name impairments.

Three months ended September 30, 2020 (“2020”) compared to three months ended September 30, 2019 (“2019”)

Revenue

Total revenue decreased 99.7% to $6.5 million in 2020 compared to $1.9 billion in 2019. In 2020, our total revenue was insignificant. The adverse impact on revenue was due to the cancellation of sailings in 2020 as a result of the COVID-19 pandemic. All guests were disembarked from the 28 ships in the Company’s fleet by March 28, 2020.

Expense

Total cruise operating expense decreased 80.8% in 2020 compared to 2019. In 2020, our cruise operating expenses were primarily related to crew costs, including salaries, food and other repatriation costs; fuel; and other ongoing costs such as insurance and ship maintenance. The Company has repatriated the vast majority of its crew. To repatriate crew as soon as possible, the Company has leveraged certain ships in its fleet to assist with the repatriation efforts along with utilizing scheduled chartered flights. Gross Cruise Cost decreased 72.2% in 2020 compared to 2019 primarily related to the costs described above in addition to a decrease in marketing, general and administrative expenses from cost savings initiatives in connection with the COVID-19 pandemic and as described under “Update Regarding COVID-19 Pandemic—Financing Transactions and Cost Containment Measures.” Total other operating expense decreased 18.8% in 2020 compared to 2019 primarily due to the cost savings described above in marketing, general and administrative expenses offset by an increase in depreciation and amortization expense. Depreciation and amortization expense increased primarily due to the delivery of Norwegian Encore in the fourth quarter of 2019 and Seven Seas Splendor in the first quarter of 2020 as well as ship improvement projects.

Interest expense, net was $139.7 million in 2020 compared to $60.2 million in 2019. The change in interest expense is driven by additional debt outstanding at higher interest rates, partially offset by lower LIBOR. Included in 2020 were losses on extinguishment of debt and debt modification costs of $6.6 million.

Other income (expense), net was expense of $23.7 million in 2020 compared to income of $10.3 million in 2019. In 2020, the expense primarily related to losses on foreign currency exchange and losses on fuel hedges recognized in earnings as a result of the forecasted transactions no longer being probable. In 2019, the income was primarily related to gains on foreign currency exchange.

In 2020, we had an income tax benefit of $3.8 million compared to expense of $11.2 million in 2019. In 2020, the tax benefit is due to operating losses.

Nine months ended September 30, 2020 (“2020”) compared to nine months ended September 30, 2019 (“2019”)

Revenue

Total revenue decreased 74.5% to $1.3 billion in 2020 compared to $5.0 billion in 2019. The adverse impact on revenue was due to the cancellation of sailings in 2020 as a result of the COVID-19 pandemic, which resulted in a 71.0% decrease in Capacity Days. All guests were disembarked from the 28 ships in the Company’s fleet by March 28, 2020.

Expense

Total cruise operating expense decreased 46.5% in 2020 compared to 2019. In 2020, our expenses subsequent to the suspension of cruise voyages primarily includes the cost of protected commissions and crew costs as discussed above. Additionally, during the first quarter of 2020, there was a notable increase from 2019 in fuel expense associated with the International Maritime Organization’s 2020 regulations, and cruise operating expense increased due to the addition of Norwegian Encore and Seven Seas Splendor to the fleet. Gross Cruise Cost decreased 41.9% in 2020 compared to 2019 primarily due to the changes in cruise operating costs described above in addition to a decrease in marketing, general and administrative expenses, which is primarily due to the cost reductions in marketing and salaries described above. Total other operating expense increased 121.8% in 2020 compared to 2019 primarily due to the impairment of goodwill and trade names triggered by the COVID-19 pandemic. Depreciation and amortization expense increased primarily due to the delivery of Norwegian Encore in the fourth quarter of 2019 and Seven Seas Splendor in the first quarter of 2020 as well as ship improvement projects.

Interest expense, net was $323.1 million in 2020 compared to $199.7 million in 2019. The change in interest expense is driven by additional debt outstanding at higher interest rates, partially offset by lower LIBOR. Included in 2020 were losses on extinguishment of debt and debt modification costs of $27.8 million compared to $7.3 million in 2019.

Other income (expense), net was expense of $32.3 million in 2020 compared to income of $13.4 million in 2019. In 2020, the expense was primarily due to losses on fuel hedges recognized in earnings as a result of the forecasted transactions no longer being probable and losses from foreign currency exchange. In 2019, the income was primarily due to gains from insurance proceeds and a litigation settlement and foreign currency exchange gains.

In 2020, we had an income tax benefit of $19.1 million compared to $16.5 million in 2019. In 2020, the tax benefit is due to operating losses and the reversal of a valuation allowance. During 2018, we implemented certain tax restructuring strategies that created our ability to utilize the net operating loss carryforwards of Prestige, for which we had previously provided a full valuation allowance. As a result, we recorded a tax benefit of $35.7 million in connection with the reversal of substantially all of the valuation allowance in 2019.

Liquidity and Capital Resources

General

As of September 30, 2020, our liquidity was $2.4 billion consisting of cash and cash equivalents.

Since March 2020, we have taken several actions to bolster our financial condition while our global cruise voyages are suspended. In March 2020, NCLC borrowed the full amount of $1.55 billion under its $875 million Revolving Loan Facility and its $675 million Epic Credit Facility, dated as of March 5, 2020. We have taken additional measures to improve our liquidity by refinancing existing debt amortization, including under our agreements with export credit agencies and related governments, and extending the maturities and refinancing amortization under other agreements, which has resulted in approximately $1.6 billion of payment deferrals. See Note 8 – “Long-Term Debt” for further information. Through September 30, 2020, the Company received additional financing through various debt financings and equity offerings in May and July 2020 totaling $3.9 billion in gross proceeds. See Note 8 – “Long-Term Debt” for further information on the debt financings. The equity offerings resulted in 60,984,848 shares being issued in exchange for gross proceeds of $747.5 million.

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

After giving effect to the debt deferrals and cash conservation measures implemented, including the loans for and deferral of near-term newbuild related payments, the Company’s monthly average cash burn rate for the third quarter 2020 was approximately $150 million. For comparative purposes, assuming vessels remain at minimum manning status, fourth quarter 2020 average cash burn rate would be higher at approximately $175 million per month, primarily driven by the timing of interest expense. For the second half of 2020, this would result in an average monthly cash burn rate of approximately $160 million, in line with the Company’s previously disclosed target rate during voyage suspensions. This cash burn rate and estimate includes ongoing ship operating expenses, administrative operating expenses, interest expense, taxes and expected capital expenditures and excludes cash refunds of customer deposits as well as cash inflows from new and existing bookings, other working capital changes, voyage resumption preparation costs and unforeseen expenses. This cash burn rate and estimate also reflects the deferral of debt amortization and newbuild related payments through March 31, 2021. Due to the fluidity of the voyage resumption schedule and associated expenses, the Company estimates its actual cash burn rate for the fourth quarter 2020 will be higher than the comparative number referenced above. Average monthly cash burn is expected to increase as vessels are prepared to return to service due to additional costs associated with re-staffing, re-positioning and provisioning of vessels, implementation of new health and safety protocols and a disciplined ramp-up of demand-generating marketing investments.

There can be no assurance that the accuracy of the assumptions used to estimate our liquidity requirements will be correct, and our ability to be predictive is uncertain due to the unknown magnitude and duration of the COVID-19 pandemic. The liquidity analysis reflects management’s principal assumptions related to (i) the Company’s ability to operate and redeployment of the fleet not currently in service, (ii) forecasted cash collections for future voyages and (iii) forecasted liquidity requirements for ongoing operations. Based on the liquidity needs described above and our current resources, the Company has sufficient liquidity to satisfy our obligations over the next twelve months and maintain minimum levels of liquidity as required by certain of our debt agreements.

At September 30, 2020, we were in compliance with all of our debt covenants. As part of the Hermes debt holiday and the Supplemental Agreements we have obtained lender consents to waive compliance with financial covenants for a deferral period from April 1, 2020 to March 31, 2021. If we do not continue to remain in compliance with our covenants, we would have to seek to amend the covenants. However, no assurances can be made that such amendments would be approved by our lenders. Generally, if an event of default under any debt agreement occurs, then pursuant to cross default and/or cross acceleration clauses, substantially all of our outstanding debt and derivative contract payables could become due, and all debt and derivative contracts could be terminated, which could have a material adverse impact to our operations and liquidity.

Since March 2020, Moody’s has downgraded the long-term issuer rating of NCLC to B2, its senior secured rating to B1 and its senior unsecured rating to Caa1. Since April 2020, S&P Global has downgraded the issuer credit rating of NCLC to B+, lowered its issuer-level rating on NCLC’s $875 million senior secured revolving loan facility and $1.5 billion term loan A to BB, its issuer-level rating on NCLC’s $675 million senior secured notes due 2024 and $750 million senior secured notes due 2026 to BB- and its senior unsecured rating to B. If our credit ratings were to be further downgraded, or general market conditions were to ascribe higher risk to our rating levels, our industry, or us, our access to capital and the cost of any debt or equity financing will be further negatively impacted. There is no guarantee that debt or equity financings will be available in the future to fund our obligations, or that they will be available on terms consistent with our expectations.

As of September 30, 2020, the Company has advance ticket sales of $1.2 billion, including the long-term portion, which includes approximately $0.85 billion of future cruise credits. The Company also has agreements with its credit card processors that govern approximately $1.0 billion at September 30, 2020 in advance ticket sales that have been received by the Company relating to future voyages. These agreements allow the credit card processors to require under certain circumstances, including the existence of a material adverse change, excessive chargebacks and other triggering events, that the Company maintain a reserve which could be satisfied by posting collateral. Currently, we have had approximately $40 million of advanced ticket deposits withheld to satisfy these requirements and have provided a reserve consisting of $70 million of cash. We have also discussed providing second priority liens on certain ships with a collective equity value of approximately $700 million based on appraisals as of December 31, 2019. Until these discussions are finalized, a significant portion of incoming advance ticket deposits are being withheld and will be released upon satisfactory perfection of the liens. These discussions are ongoing, and any cash reserve or collateral requested could be increased or decreased. If we do not meet an agreed upon minimum liquidity in the future, we may be required to pledge additional collateral and/or post cash reserves or take other actions that may reduce our liquidity.

Sources and Uses of Cash

In this section, references to “2020” refer to the nine months ended September 30, 2020 and references to “2019” refer to the nine months ended September 30, 2019.

Net cash used in operating activities was $1.9 billion in 2020 as compared to net cash provided by operating activities of $1.4 billion in 2019. The net cash used in operating activities included timing differences in cash receipts and payments relating to operating assets and liabilities. Advance ticket sales decreased by $834.6 million in 2020 compared to an increase of $262.9 million in 2019.

Net cash used in investing activities was $0.9 billion in 2020 and $0.6 billion in 2019, primarily related to payments for Seven Seas Splendor and ship improvement projects.

Net cash provided by financing activities was $4.9 billion in 2020 primarily due to the proceeds of $5.2 billion from our revolving credit facilities, various notes, and newbuild loans partially offset by debt repayments. Additionally, we received net proceeds of $719.1 million from equity offerings. Net cash used in financing activities was $592.4 million in 2019 primarily due to the repurchase of $349.9 million of our ordinary shares, net repayments of our Revolving Loan Facility and the net refinancing of term loans partially offset by the issuance of new debt.

Future Capital Commitments

Future capital commitments consist of contracted commitments, including ship construction contracts, and future expected capital expenditures necessary for operations as well as our ship refurbishment projects. Our anticipated capital expenditures, including capitalized interest and additional health and safety investments, are approximately $150 million for the remainder of 2020. Future expected capital expenditures will increase our depreciation and amortization expense.

Project Leonardo will introduce an additional six ships, each ranging from approximately 140,000 to 156,300 Gross Tons with approximately 3,300 to 3,550 Berths, with expected delivery dates from 2022 through 2027. For the Regent brand, we have an order for one Explorer Class Ship to be delivered in 2023, which will be approximately 55,000 Gross Tons and 750 Berths. For the Oceania Cruises brand, we have orders for two Allura Class Ships to be delivered in 2023 and 2025. Each of the Allura Class Ships will be approximately 67,000 Gross Tons and 1,200 Berths. The impacts of COVID-19 on the shipyards where our ships are under construction (or will be constructed) have resulted in some delays in expected ship deliveries, and the impacts of COVID-19 could result in additional delays in ship deliveries in the future, which may be prolonged.

The combined contract prices of the nine ships on order for delivery was approximately €7.1 billion, or $8.3 billion based on the euro/U.S. dollar exchange rate as of September 30, 2020. We have obtained export credit financing which is expected to fund approximately 80% of the contract price of each ship, subject to certain conditions. We do not anticipate any contractual breaches or cancellations to occur. However, if any such events were to occur, it could result in, among other things, the forfeiture of prior deposits or payments made by us and potential claims and impairment losses which may materially impact our business, financial condition and results of operations.

Capitalized interest for the three months ended September 30, 2020 and 2019 was $6.8 million and $8.9 million, respectively, and for the nine months ended September 30, 2020 and 2019 was $18.1 million and $25.3 million, respectively, primarily associated with the construction of our newbuild ships.

Off-Balance Sheet Arrangements

None.

Contractual Obligations

As of September 30, 2020 our contractual obligations with initial or remaining terms in excess of one year, including interest payments on long-term debt obligations, included the following (in thousands):

		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years
Long-term debt (1)	$11,286,370	$472,298	$1,951,074	$5,915,135	$2,947,863
Operating leases (2)	245,776	31,483	62,947	63,564	87,782
Ship construction contracts (3)	8,191,786	363,899	2,740,307	3,230,411	1,857,169
Port facilities (4)	2,068,851	71,662	143,020	149,174	1,704,995
Interest (5)	2,000,783	436,246	797,770	510,270	256,497
Other (6)	1,218,957	296,501	459,997	410,001	52,458
Total (7)	$25,012,523	$1,672,089	$6,155,115	$10,278,555	$6,906,764
(1)	Long-term debt excludes discounts, premiums, deferred financing fees and a beneficial conversion feature, which are a direct addition or deduction from the carrying value of the related debt liability in the consolidated balance sheets.
(2)	Operating leases are primarily for offices, motor vehicles and office equipment.
(3)	Ship construction contracts are for our newbuild ships based on the euro/U.S. dollar exchange rate as of September 30, 2020. Export credit financing is in place from syndicates of banks. Approximately $232.8 million of the ship construction contracts due in less than one year are financed under export credit financing. The amount includes the two Project Leonardo ships and one Allura Class Ship which became effective.
(4)	Port facilities represent our usage of certain port facilities. Our port facilities agreements include force majeure provisions that may alleviate an unspecified amount of obligations under minimum guarantees during the COVID-19 pandemic. In March 2020, the Company provided the required notice that such provisions were being enacted. Customary practice is to prorate these obligations for the annual period impacted. A portion of our port fees may be waived as a result of these provisions, including those ports that are presented within operating leases in the table above.
(5)	Interest includes fixed and variable rates with LIBOR held constant as of September 30, 2020.
(6)	Other includes future commitments for service, maintenance and other business enhancement capital expenditures contracts. Certain contracts contain provisions which provide for reduced obligations in the case of a ship(s) removed from operations. As a result, we may only be required to cover reasonable costs during the time period whereby our operations have temporarily been suspended. These reasonable costs are currently being negotiated.
(7)	$1.1 million of unrecognized tax benefits were excluded from the “Total” contractual obligations as of September 30, 2020 because an estimate of the timing of future tax settlements cannot be reasonably determined.

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

Funding Sources

Certain of our debt agreements contain covenants that, among other things, require us to maintain a minimum level of liquidity, as well as limit our net funded debt-to-capital ratio, and maintain certain other ratios and restrict our ability to pay dividends. Substantially all of our ships and other property and equipment are pledged as collateral for certain of our debt. We believe we were in compliance with these covenants as of September 30, 2020.

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

Interest Rate Risk

As of September 30, 2020, we had interest rate swap and collar agreements to hedge our exposure to interest rate movements and to manage our interest expense. As of September 30, 2020, 73% of our debt was fixed and 27% was variable, which includes the effects of the interest rate swaps and collars. The notional amount of outstanding debt associated with the interest rate derivative agreements as of September 30, 2020 was $0.7 billion. As of December 31, 2019, 78% of our debt was fixed and 22% was variable, which includes the effects of the interest rate swaps. The notional amount of our outstanding debt associated with the interest rate swap agreements was $1.7 billion as of December 31, 2019. The change in our fixed rate percentage from December 31, 2019 to September 30, 2020 was primarily due to the maturity of interest rate swaps. Based on our September 30, 2020 outstanding variable rate debt balance, a one percentage point increase in annual LIBOR interest rates would increase our annual interest expense by approximately $30.4 million excluding the effects of capitalization of interest.

Foreign Currency Exchange Rate Risk

As of September 30, 2020, we had foreign currency derivatives to hedge the exposure to volatility in foreign currency exchange rates related to our ship construction contracts denominated in euros. These derivatives hedge the foreign currency exchange rate risk on a portion of the payments on our ship construction contracts. The payments not hedged aggregate €4.9 billion, or $5.7 billion based on the euro/U.S. dollar exchange rate as of September 30, 2020. As of December 31, 2019, the payments not hedged aggregated €3.0 billion, or $3.4 billion, based on the euro/U.S. dollar exchange rate as of December 31, 2019. The change from December 31, 2019 to September 30, 2020 was due to the delivery of Seven Seas Splendor. We estimate that a 10% change in the euro as of September 30, 2020 would result in a $0.6 billion change in the U.S. dollar value of the foreign currency denominated remaining payments.

Fuel Price Risk

Our exposure to market risk for changes in fuel prices relates to the forecasted purchases of fuel on our ships. Fuel expense, as a percentage of our total cruise operating expense, was 25.4% and 10.0% for the three months ended September 30, 2020 and 2019, respectively, and 15.0% and 10.7% for the nine months ended September 30, 2020 and 2019, respectively. We use fuel derivative agreements to mitigate the financial impact of fluctuations in fuel prices and as of September 30, 2020, excluding fuel swaps that are no longer designated as cash flow hedges, we had hedged approximately 57%, 59%, 37% and 13% of our remaining 2020, 2021, 2022 and 2023 projected metric tons of fuel purchases, respectively. As of December 31, 2019, we had hedged approximately 56%, 50% and 18% of our 2020, 2021 and 2022 projected metric tons of fuel purchases, respectively. Additional hedges were executed between December 31, 2019 and September 30, 2020 to lower our fuel price risk.

We estimate that a 10% increase in our weighted-average fuel price would increase our anticipated 2020 fuel expense by $3.2 million. This increase would be offset by an increase in the fair value of all our fuel swap agreements of $3.6 million. Fair value of our derivative contracts is derived using valuation models that utilize the income valuation approach. These valuation models take into account the contract terms such as maturity, as well as other inputs such as fuel types, fuel curves, creditworthiness of the counterparty and the Company, as well as other data points.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, as of September 30, 2020. There are inherent limitations in the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon management’s evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2020 to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that it is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In addition, in March 2020 the Florida Attorney General announced an investigation related to the Company’s marketing during the COVID-19 pandemic. Following the announcement of the investigation by the Florida Attorney General, we received notifications from other attorneys general and governmental agencies that they are conducting similar investigations. The Company is cooperating with these ongoing investigations, the outcomes of which cannot be predicted at this time.

Booksafe Travel Protection Plan

As previously disclosed in our Annual Report on Form 10-K, as updated by our Current Report on Form 8-K filed on July 8, 2020, on September 21, 2018, a proposed class-action lawsuit was filed by Marta and Jerry Phillips and others against NCLC in the United States District Court for the Southern District of Florida relating to the marketing and sales of our Booksafe Travel Protection Plan. The plaintiffs purport to represent an alleged class of passengers who purchased Booksafe Travel Protection Plans. The complaint alleged that the Company concealed that it received proceeds on the sale of the travel insurance portion of the plan. The complaint sought an unspecified amount of damages, fees and costs. The Company moved to invoke the arbitration clause of the ticket contract to move the case out of Federal Court. On May 29, 2019, the Court granted the motion and compelled the plaintiffs to submit their claims to arbitration on an individual basis, dismissing the claims before the Court with prejudice. The plaintiffs appealed the order and on August 10, 2020 the United States Court of Appeals for the eleventh circuit affirmed the lower Court’s order. This matter is now closed.

Helms-Burton Act

On August 27, 2019, two lawsuits were filed against Norwegian Cruise Line Holdings Ltd. in the United States District Court for the Southern District of Florida under Title III of the Cuban Liberty and Solidarity (Libertad) Act of 1996, also known as the Helms-Burton Act. The complaint filed by Havana Docks Corporation alleges it holds an interest in the Havana Cruise Port Terminal and the complaint filed by Javier Garcia-Bengochea alleges that he holds an interest in the Port of Santiago, Cuba, both of which were expropriated by the Cuban Government. The complaints further allege that the Company “trafficked” in those properties by embarking and disembarking passengers at these facilities. The plaintiffs seek all available statutory remedies, including the value of the expropriated property, plus interest, treble damages, attorneys’ fees and costs. On January 7, 2020, the United States District Court for the Southern District of Florida dismissed the claim by Havana Docks Corporation. On April 14, 2020, the district court granted Havana Docks Corporation’s motion to reconsider and vacated its order dismissing the claim, allowing Havana Docks Corporation to file an amended complaint on April 16, 2020. On April 24, 2020, we filed a motion seeking permission to appeal the district court’s order which was subsequently denied. On September 1, 2020, the Court entered an order staying all case deadlines and administratively closed the Garcia-Bengochea matter pending the outcome of the appeal in a related case brought by the same plaintiff. We believe we have meritorious defenses to the claims and intend to vigorously defend these matters.

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

COVID-19 has had, and is expected to continue to have, a significant impact on our financial condition and operations. The current, and uncertain future, impact of the COVID-19 pandemic, including its effect on the ability or desire of people to travel (including on cruises), is expected to continue to impact our results, operations, outlook, plans, goals, growth, reputation, cash flows, liquidity, demand for voyages and share price.

In late 2019, an outbreak of COVID-19 was identified in Wuhan, China. The COVID-19 pandemic has since spread and grown globally, including within the United States and, in March 2020, the President of the United States declared a national emergency. The spread of COVID-19 and the developments surrounding the global pandemic are having significant negative impacts on all aspects of our business. In March 2020, we implemented a voluntary suspension of all cruise voyages across our three brands, which has subsequently been extended through December 31, 2020. All guests were disembarked from the 28 ships in the Company’s fleet by March 28, 2020. We are currently expecting a gradual phased relaunch of cruise voyages in the future, but due to the uncertainties surrounding the COVID-19 pandemic, the suspension may instead be extended again or could potentially be reinstated after we have begun sailing, and the total length of the suspension may be prolonged. In addition, we have been, and will continue to be further, negatively impacted by related developments, including heightened governmental regulations and travel advisories, including recommendations and orders by the U.S. Department of State, the CDC and the Department of Homeland Security, and travel bans and restrictions, each of which has impacted, and is expected to continue to significantly impact, global guest sourcing and our access to various ports of call. On October 30, 2020, the CDC issued a Conditional Order that introduces a phased approach for the resumption of passenger cruises. We are reviewing the Conditional Order, but as currently drafted, it is unclear whether we will be able to comply with the Conditional Order and the timing for our ability to resume cruises is therefore uncertain. Additionally, compliance with the Conditional Order may involve significant costs and could create significant uncertainties about our ability to continue to operate our cruise voyages once sailing resumes. We will continue to incur COVID-19 related costs as we implement additional health-related protocols on our ships, such as physical distancing measures, which may have a significant effect on our operations. In addition, the industry will be subject to enhanced health and safety requirements which may be costly and take a significant amount of time to implement across our fleet. There is no guarantee that the health and safety protocols we implement will be successful in preventing the spread of COVID-19 within our ships and among our passengers and crew.

To date, the COVID-19 pandemic has resulted in significant costs and lost revenue as a result of the suspension of sailings, reduced demand for cruise vacations, guest compensation, itinerary modifications, redeployments and cancellations, travel restrictions and advisories, the unavailability of ports and/or destinations, costs to return our passengers and certain crew members to their home destinations and expenses to assist some of our crew that have been unable to return home with food and housing.

We have actively worked to disembark the vast majority of our crew members who will not remain with our ships through the suspension and transport them safely to their home countries, but our ability to transport crew to and from our ships in the future is dependent on a number of factors, including the ability to transport crew members to and from their home countries, due to the limited number of commercial flights and charter options available, and governmental restrictions and regulations with respect to disembarking crew members and travel generally. Such restrictions on crew travel could impact our ability to re-staff our ships once operations resume.

Between March 12, 2020 and April 30, 2020, three class action lawsuits were filed against the Company under Sections 10(b) and 20(a) of the Exchange Act, and Rule 10b-5 promulgated thereunder, alleging that the Company made false and misleading statements to the market and customers about COVID-19. In addition, in March 2020 the Florida Attorney General announced an investigation related to the Company’s marketing during the COVID-19 pandemic. Following the announcement of the investigation by the Florida Attorney General, we received notifications from other attorneys general and governmental agencies that they are conducting similar investigations. We may be the subject of additional lawsuits and investigations stemming from COVID-19. We cannot predict the number or outcome of any such proceedings and the impact that they will have on our financial results, but any such impact may be material.

We have nine newbuilds on order, scheduled to be delivered through 2027. The impacts of COVID-19 on the shipyards where our ships are under construction (or will be constructed) have resulted in some delays in expected ship deliveries, and the impacts of COVID-19 could result in additional delays in ship deliveries in the future, which may be prolonged.

Due to the unknown duration and extent of the COVID-19 pandemic, travel restrictions and advisories, uncertainties around our ability to comply with the Conditional Order, the potential unavailability of ports and/or destinations, unknown cancellations and timing of redeployments and a general impact on consumer sentiment regarding cruise travel, there are continuing uncertainties about when our full fleet will be back in service at historical occupancy levels even if we are able to relaunch cruise voyages. Moreover, even after we relaunch our cruise voyages, demand for cruises may remain weak for a significant length of time and we cannot predict if and when each brand will return to pre-pandemic demand or pricing. Due to the discretionary nature of leisure travel spending and the competitive nature of the cruise industry, our revenues are heavily influenced by the condition of the U.S. economy and economies in other regions of the world. Unfavorable conditions in these broader economies have resulted, and may result in the future, in decreased demand for cruise vacations, changes in booking practices and related reactions by our competitors, all of which in turn have had, and may have in the future, a strong negative effect on our business. In particular, our bookings may be negatively impacted by concerns that cruises are susceptible to the spread of infectious diseases as well as adverse changes in the perceived or actual economic climate, including higher unemployment rates, declines in income levels and loss of personal wealth resulting from the impact of COVID-19. The ongoing COVID-19 pandemic and associated decline in economic activity and increase in unemployment levels are expected to have a severe and prolonged effect on the global economy generally and, in turn, is expected to depress demand for cruise vacations into the foreseeable future. Due to the uncertainty surrounding the duration and severity of this pandemic, we can provide no assurance as to when and at what pace demand for cruise vacations will return to pre-pandemic levels, if at all. Accordingly, we cannot predict the full impact of COVID-19 on our business, financial condition and results of operations. In addition, we cannot predict the impact COVID-19 will have on our partners, such as travel agencies, suppliers and other vendors. We may be adversely impacted by any adverse impact our partners suffer.

As a result of these unprecedented circumstances we are not able to predict the full impact of the COVID-19 pandemic on our Company. In particular, we cannot predict the impact on our financial performance and our cash flows required for cash refunds of fares for cancelled sailings as a result of the effects of the COVID-19 pandemic and the public’s concern regarding the health and safety of travel, including by cruise ship, and related decreases in demand for travel and cruising. Depending on the length of the suspension and number of cancellations, we may be required to provide cash refunds for a substantial portion of the balance of our advanced ticket sales.

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

As a result of the impacts of COVID-19, provisions in our credit card processing and other commercial agreements may adversely affect our liquidity. We have agreements with several credit card companies to process the sale of tickets and provide other services. Under these agreements, the credit card companies could, under certain circumstances and upon written notice, require us to maintain a reserve, which reserve could be funded by the credit card companies withholding or offsetting our credit card receivables, or our posting of cash or other collateral. As a result of the impacts of COVID-19, we have seen an increase in demand from consumers for refunds on their tickets, and we anticipate this will continue to be the case for the near future. Requests for refunds may reduce our liquidity and risk triggering liquidity covenants in these processing agreements and, in doing so, could force us to post cash or other collateral as a reserve with the credit card processing companies in accordance with the terms of our agreements with them. Currently, we have had approximately $40 million of advanced ticket deposits withheld to satisfy these requirements and have provided a reserve consisting of $70 million of cash. We have also discussed providing second priority liens on certain ships with a collective equity value of approximately $700 million based on appraisals as of December 31, 2019. Until these discussions are finalized, a significant portion of incoming advance ticket deposits are being withheld and will be released upon satisfactory perfection of the liens. These discussions are ongoing, and any cash reserve or collateral requested could be increased or decreased. If we do not meet an agreed upon minimum liquidity in the future, we may be required to pledge additional collateral and/or post cash reserves or take other actions that may reduce our liquidity. As a consequence, our financial position and liquidity could be materially impacted.

As a result of all of the foregoing, we will report a net loss on both a U.S. GAAP and adjusted basis for the year ending December 31, 2020. Our ability to forecast our cash inflows and additional capital needs is hampered, and we could be required to raise additional capital in the future. Our access to and cost of financing will depend on, among other things, global economic conditions, conditions in the global financing markets, the availability of sufficient amounts of financing, our prospects and our credit ratings. Since March 2020, Moody’s has downgraded the long-term issuer rating of NCLC to B2, its senior secured rating to B1 and its senior unsecured rating to Caa1. Since April 2020, S&P Global has downgraded the issuer credit rating of NCLC to B+, lowered its issuer-level rating on NCLC’s $875 million senior secured revolving loan facility and $1.5 billion term loan A to BB, its issuer-level rating on NCLC’s $675 million senior secured notes due 2024 and $750 million senior secured notes due 2026 to BB- and its senior unsecured rating to B. If our credit ratings were to be further downgraded, or general market conditions were to ascribe higher risk to our rating levels, our industry, or us, our access to capital and the cost of any debt or equity financing will be further negatively impacted. There is no guarantee that debt or equity financings will be available in the future to fund our obligations, or that they will be available on terms consistent with our expectations.

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

In addition, the COVID-19 pandemic has significantly increased economic and demand uncertainty. The current pandemic and continued spread of COVID-19 may cause a global recession, which would have a further adverse impact on our financial condition and operations, and this impact could exist for an extended period of time.

The extent of the effects of the pandemic on our business and the cruise industry at large is highly uncertain and will ultimately depend on future developments, many of which are outside of our control, including, but not limited to, the duration, spread, severity and any recurrence of the pandemic, the duration and scope of related federal, state and local government orders and restrictions, the extent of the impact of COVID-19 on overall demand for cruise vacations and the length of time it takes for demand and pricing to return and normal economic and operating conditions to resume, all of which are highly uncertain and cannot be predicted. COVID-19 has also had the effect of heightening many of the other risks described in the “Risk Factors” described herein and included in our Annual Report on Form 10-K, such as those relating to our need to generate sufficient cash flows to service our indebtedness, and our ability to comply with the covenants contained in the agreements that govern our indebtedness.

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

As a result of the COVID-19 pandemic, we have paused our global fleet cruise operations, and if we are unable to recommence normal operations, we may not be in compliance with maintenance covenants in certain of our debt facilities.

Certain of our debt facilities include maintenance and financial covenants. For example, under the Fifth Amended and Restated Credit Agreement, dated as of May 8, 2020, with a subsidiary of NCLC, as co-borrower and JPMorgan Chase Bank, N.A., as administrative agent, we are required to maintain a loan to value ratio of no less than 0.70 to 1.00. Financial covenants include free liquidity of no less than $50,000,000 at all times, a total net funded debt to total capitalization ratio of less than 0.70 to 1.00 at the end of each quarter and either free liquidity of no less than $100,000,000 or EBITDA to consolidated debt service ratio of at least 1.25 to 1.00 at the end of each fiscal quarter. As a result of the COVID- 19 pandemic, we have paused our global fleet cruise operations and if we are unable to re-commence normal operations, we may be out of compliance with some or all of the foregoing maintenance and financial covenants in certain of our other debt facilities. If we expect to not be in compliance, we would expect to seek waivers from the lenders under these facilities or renegotiate these facilities prior to any covenant violation.

Any covenant waiver or renegotiation of any of our debt facilities may lead to increased costs, increased interest rates, additional restrictive covenants and other available lender protections that would be applicable to us under these debt facilities, and such increased costs, restrictions and modifications may vary among debt facilities. Our ability to provide additional lender protections under these facilities, including the granting of security interests in collateral, will be limited by the restrictions in our indebtedness. There can be no assurance that we would be able to obtain waivers or renegotiate these facilities in a timely manner, on acceptable terms or at all. If we were not able to obtain a covenant waiver under any one or more of these debt facilities or renegotiate such facilities, we would be in default of such agreements, which could result in cross defaults to our other debt agreements. As a consequence, we would need to refinance or repay the applicable debt facility or facilities, and would be required to raise additional debt or equity capital, or divest assets, to refinance or repay such facility or facilities. If we were to be unable to obtain a covenant waiver under any one or more of these debt facilities or renegotiate such facilities, there can be no assurance that we would be able to raise sufficient debt or equity capital, or divest assets, to refinance or repay such facility or facilities.

With respect to each of these debt facilities, if we were unable to or did not obtain a waiver, renegotiate or refinance or repay such debt facilities, it would lead to an event of default under such facilities, which could lead to an acceleration of the indebtedness under such debt facilities. In turn, this would lead to an event of default and potential acceleration of amounts due under all of our outstanding debt and derivative contract payables, including our notes. As a result, the failure to obtain the covenant waivers or renegotiate our facilities as described above would have a material adverse effect on us and our ability to service our debt obligations.

Any further impairment of our trade names or goodwill could adversely affect our financial condition and operating results.

We evaluate trade names and goodwill for impairment on an annual basis, or more frequently when circumstances indicate that the carrying value of a reporting unit may not be recoverable. Several factors including a challenging operating environment, impacts affecting consumer demand or spending, the deterioration of general macroeconomic conditions, or other factors could result in a change to the future cash flows we expect to derive from our operations. Reductions of the cash flows used in the impairment analyses may result in the recording of an impairment charge to a reporting unit’s trade name or goodwill. During the three months ended March 31, 2020, we recognized a goodwill impairment loss of $1.3 billion. See Note 4 —“Intangible Assets” for additional information. As of September 30, 2020, there was $98.1 million of goodwill for the Regent Seven Seas reporting unit after impairment. We also recognized an impairment loss for our Oceania Cruises and Regent Seven Seas Cruises trade names during the three months ended March 31, 2020 in an aggregate amount of $317.0 million, with $500.5 million remaining as of September 30, 2020. We believe that we have made reasonable estimates and judgments. However, a change in our estimated future operating cash flows may result in a decline in fair value in future periods, which may result in a need to recognize additional impairment charges.

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

Item 6. Exhibits

4.1

Indenture, dated July 21, 2020, by and among NCL Corporation Ltd., as issuer, Norwegian Cruise Line Holdings Ltd., as guarantor, and U.S. Bank National Association, as trustee (incorporated herein by reference to Exhibit 4.1 to Norwegian Cruise Line Holdings Ltd.’s Form 8-K filed on July 21, 2020 (File No. 001-35784))

4.2

Indenture, dated July 21, 2020, by and among NCL Corporation Ltd., as issuer, the guarantors party thereto and U.S. Bank National Association, as trustee, principal paying agent, transfer agent, registrar and security agent (incorporated herein by reference to Exhibit 4.2 to Norwegian Cruise Line Holdings Ltd.’s Form 8-K filed on July 21, 2020 (File No. 001-35784))

10.1

Directors’ Compensation Policy (effective July 14, 2020) (incorporated herein by reference to Exhibit 10.1 to Norwegian Cruise Line Holdings Ltd.’s Form 10-Q filed on August 10, 2020 (File No. 001-35784))†

10.2

Form of Indemnification Agreement by and between Norwegian Cruise Line Holdings Ltd. and each of its directors, executive officers and certain other officers (effective July 14, 2020) (incorporated herein by reference to Exhibit 10.2 to Norwegian Cruise Line Holdings Ltd.’s Form 10-Q filed on August 10, 2020 (File No. 001-35784))†

10.3

Amendment to Employment Agreement by and between Prestige Cruise Services, LLC and Robert J. Binder, entered into on September 19, 2020 (incorporated herein by reference to Exhibit 10.1 to Norwegian Cruise Line Holdings Ltd.’s Form 8-K filed on September 22, 2020 (File No. 001-35784))†

10.4

Employment Agreement by and between NCL (Bahamas) Ltd. and Frank J. Del Rio, entered into on October 1, 2020 (incorporated herein by reference to Exhibit 10.1 to Norwegian Cruise Line Holdings Ltd.’s Form 8-K filed on October 5, 2020 (File No. 001-35784))†

10.5*	Form of Retention Bonus Letter Agreement†
31.1*	Certification of the President and Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934
31.2*	Certification of the Executive Vice President and Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934
32.1**

Certifications of the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code

101*

The following unaudited consolidated financial statements from Norwegian Cruise Line Holdings Ltd.’s Quarterly Report on Form 10‑Q for the quarterly period ended September 30, 2020, formatted in Inline XBRL:

(i) the Consolidated Statements of Operations for the three and nine months ended September 30, 2020 and 2019;

(ii) the Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2020 and 2019;

(iii) the Consolidated Balance Sheets as of September 30, 2020 and December 31, 2019;

(iv) the Consolidated Statements of Cash Flows for the nine months ended September 30, 2020 and 2019;

(v) the Consolidated Statements of Changes in Shareholders’ Equity for the three and nine months ended September 30, 2020 and 2019; and

(vi) the Notes to the Consolidated Financial Statements.

104*

The cover page from Norwegian Cruise Line Holdings Ltd.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, formatted in Inline XBRL and included in the interactive data files submitted as Exhibit 101.

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

Dated: November 9, 2020