Form 10-Q
period 2022-03-31
Norwegian Cruise Line Holdings Ltd.
filed 2022-05-10
CIK 1513761

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

There were 419,101,117 ordinary shares outstanding as of April 30, 2022.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Norwegian Cruise Line Holdings Ltd.

Consolidated Statements of Operations

(Unaudited)

(in thousands, except share and per share data)

	Three Months Ended
	March 31,
	2022	2021
Revenue
Passenger ticket	$342,455	$166
Onboard and other	179,485	2,934
Total revenue	521,940	3,100
Cruise operating expense
Commissions, transportation and other	87,958	9,033
Onboard and other	32,550	1,259
Payroll and related	240,727	82,138
Fuel	135,509	42,603
Food	39,516	6,308
Other	199,153	59,514
Total cruise operating expense	735,413	200,855
Other operating expense
Marketing, general and administrative	296,207	203,195
Depreciation and amortization	179,076	170,316
Total other operating expense	475,283	373,511
Operating loss	(688,756)	(571,266)
Non-operating income (expense)
Interest expense, net	(327,685)	(824,441)
Other income (expense), net	38,120	27,243
Total non-operating income (expense)	(289,565)	(797,198)
Net loss before income taxes	(978,321)	(1,368,464)
Income tax expense	(4,393)	(1,728)
Net loss	$(982,714)	$(1,370,192)
Weighted-average shares outstanding
Basic	417,734,591	329,377,207
Diluted	417,734,591	329,377,207
Loss per share
Basic	$(2.35)	$(4.16)
Diluted	$(2.35)	$(4.16)

The accompanying notes are an integral part of these consolidated financial statements.

Norwegian Cruise Line Holdings Ltd.

Consolidated Statements of Comprehensive Loss

(Unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2022	2021
Net loss	$(982,714)	$(1,370,192)
Other comprehensive income (loss):
Shipboard Retirement Plan	2,476	98
Cash flow hedges:
Net unrealized gain (loss)	39,304	(73,037)
Amount realized and reclassified into earnings	(7,502)	21,838
Total other comprehensive income (loss)	34,278	(51,101)
Total comprehensive loss	$(948,436)	$(1,421,293)

The accompanying notes are an integral part of these consolidated financial statements.

Norwegian Cruise Line Holdings Ltd.

Consolidated Balance Sheets

(Unaudited)

(in thousands, except share data)

	March 31,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$2,136,840	$1,506,647
Short-term investments	—	240,000
Accounts receivable, net	544,961	1,167,473
Inventories	141,956	118,205
Prepaid expenses and other assets	390,753	269,243
Total current assets	3,214,510	3,301,568
Property and equipment, net	13,532,399	13,528,806
Goodwill	98,134	98,134
Trade names	500,525	500,525
Other long-term assets	1,909,924	1,300,804
Total assets	$19,255,492	$18,729,837
Liabilities and shareholders’ equity
Current liabilities:
Current portion of long-term debt	$1,009,741	$876,890
Accounts payable	91,786	233,172
Accrued expenses and other liabilities	1,097,828	1,059,034
Advance ticket sales	1,977,325	1,561,336
Total current liabilities	4,176,680	3,730,432
Long-term debt	12,563,518	11,569,700
Other long-term liabilities	1,007,692	997,055
Total liabilities	17,747,890	16,297,187
Commitments and contingencies (Note 9)
Shareholders’ equity:
Ordinary shares, $0.001 par value; 980,000,000 shares authorized; 419,100,690 shares issued and outstanding at March 31, 2022 and 416,891,915 shares issued and outstanding at December 31, 2021	419	417
Additional paid-in capital	7,537,111	7,513,725
Accumulated other comprehensive income (loss)	(250,808)	(285,086)
Accumulated deficit	(5,779,120)	(4,796,406)
Total shareholders’ equity	1,507,602	2,432,650
Total liabilities and shareholders’ equity	$19,255,492	$18,729,837

The accompanying notes are an integral part of these consolidated financial statements.

Norwegian Cruise Line Holdings Ltd.

Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2022	2021
Cash flows from operating activities
Net loss	$(982,714)	$(1,370,192)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	195,464	183,808
Gain on derivatives	(19,779)	(18,687)
Loss on extinguishment of debt	188,433	621,894
Provision for bad debts and inventory obsolescence	1,294	4,329
Gain on involuntary conversion of assets	—	(418)
Share-based compensation expense	32,792	26,601
Net foreign currency adjustments	(4,126)	(5,141)
Changes in operating assets and liabilities:
Accounts receivable, net	618,853	(2,648)
Inventories	(24,141)	(2,351)
Prepaid expenses and other assets	(632,610)	(406,807)
Accounts payable	(136,767)	6,626
Accrued expenses and other liabilities	(25,587)	35,341
Advance ticket sales	417,877	75,634
Net cash used in operating activities	(371,011)	(852,011)
Cash flows from investing activities
Additions to property and equipment, net	(165,284)	(136,350)
Purchases of short-term investments	—	(205,000)
Proceeds from maturities of short-term investments	240,000	—
Cash paid on settlement of derivatives	—	(4,642)
Other	4,940	2,726
Net cash provided by (used in) investing activities	79,656	(343,266)
Cash flows from financing activities
Repayments of long-term debt	(935,444)	(870,396)
Proceeds from long-term debt	2,073,175	1,161,672
Common share issuance proceeds, net	—	1,558,412
Proceeds from employee related plans	2,557	1,089
Net share settlement of restricted share units	(11,961)	(16,043)
Early redemption premium	(172,012)	(611,164)
Deferred financing fees	(34,767)	(25,742)
Net cash provided by financing activities	921,548	1,197,828
Net increase in cash and cash equivalents	630,193	2,551
Cash and cash equivalents at beginning of period	1,506,647	3,300,482
Cash and cash equivalents at end of period	$2,136,840	$3,303,033

The accompanying notes are an integral part of these consolidated financial statements.

Norwegian Cruise Line Holdings Ltd.

Consolidated Statements of Changes in Shareholders’ Equity

(Unaudited)

(in thousands)

	Three Months Ended March 31, 2022
			Accumulated
		Additional	Other		Total
	Ordinary	Paid-in	Comprehensive	Accumulated	Shareholders’
	Shares	Capital	Income (Loss)	Deficit	Equity
Balance, December 31, 2021	$417	$7,513,725	$(285,086)	$(4,796,406)	$2,432,650
Share-based compensation	—	32,792	—	—	32,792
Issuance of shares under employee related plans	2	2,555	—	—	2,557
Net share settlement of restricted share units	—	(11,961)	—	—	(11,961)
Other comprehensive income, net	—	—	34,278	—	34,278
Net loss	—	—	—	(982,714)	(982,714)
Balance, March 31, 2022	$419	$7,537,111	$(250,808)	$(5,779,120)	$1,507,602

	Three Months Ended March 31, 2021
			Accumulated
		Additional	Other		Total
	Ordinary	Paid-in	Comprehensive	Accumulated	Shareholders’
	Shares	Capital	Income (Loss)	Deficit	Equity
Balance, December 31, 2020	$316	$4,889,355	$(240,117)	$(295,449)	$4,354,105
Share-based compensation	—	26,601	—	—	26,601
Issuance of shares under employee related plans	—	1,089	—	—	1,089
Common share issuance proceeds, net	54	1,558,358	—	—	1,558,412
Net share settlement of restricted share units	—	(16,043)	—	—	(16,043)
Cumulative change in accounting policy	—	(131,240)	—	5,630	(125,610)
Other comprehensive loss, net	—	—	(51,101)	—	(51,101)
Net loss	—	—	—	(1,370,192)	(1,370,192)
Balance, March 31, 2021	$370	$6,328,120	$(291,218)	$(1,660,011)	$4,377,261

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

1.   Description of Business and Organization

We are a leading global cruise company which operates the Norwegian Cruise Line, Oceania Cruises and Regent Seven Seas Cruises brands. As of March 31, 2022, we had 28 ships with approximately 59,150 Berths and had orders for nine additional ships to be delivered through 2027. Due to COVID-19, we temporarily suspended all global cruise voyages from March 2020 until July 2021, when we resumed cruise voyages on a limited basis. We refer you to Note 2 – “Summary of Significant Accounting Policies” for further information.

We have six Prima Class Ships on order with expected delivery dates from 2022 through 2027. We have one Explorer Class Ship on order for delivery in 2023. We have two Allura Class Ships on order for delivery in 2023 and 2025. These additions to our fleet will increase our total Berths to approximately 83,000.

2.   Summary of Significant Accounting Policies

Liquidity and Management’s Plan

Due to the impact of COVID-19, travel restrictions and limited access to ports around the world, in March 2020, the Company implemented a voluntary suspension of all cruise voyages across its three brands. In the third quarter of 2021, we began a phased relaunch of certain cruise voyages with our ships initially operating at reduced occupancy levels. As of May 7, 2022, all of our ships were operating with guests on board.

Significant events affecting travel typically have an impact on demand for cruise vacations, with the full extent of the impact determined by the length of time the event influences travel decisions. The level of occupancy on our ships and the percentage of our fleet in service will depend on a number of factors including, but not limited to, the duration and extent of the COVID-19 pandemic, further resurgences and new more contagious and/or vaccine-resistant variants of COVID-19, the availability, distribution, rate of public acceptance and efficacy of vaccines and therapeutics for COVID-19, our ability to comply with governmental regulations and implement new health and safety protocols, port availability, travel restrictions, bans and advisories, our ability to staff our ships, and the impact of other events impacting travel or consumer discretionary spending, such as inflation, the price of fuel, or Russia’s recent invasion of Ukraine and the actions taken by the United States and other governments in response to the invasion. We believe the ongoing effects of these events on our operations and global bookings have had, and will continue to have, a significant impact on our financial results and liquidity.

The estimation of our future cash flow projections includes numerous assumptions that are subject to various risks and uncertainties. Our principal assumptions for future cash flow projections include:

●	Expected gradual return to historical occupancy levels;
●	Expected increase in revenue per passenger cruise day through a combination of both passenger ticket and onboard revenue as compared to 2019;
●	Forecasted cash collections in accordance with the terms of our credit card processing agreements (see Note 9 - “Commitments and Contingencies”);
●	Expected continued expenses to maintain and comply with additional health and safety protocols; and
●	Expected increases in fuel prices and the impact of inflation.

We cannot make assurances that our assumptions used to estimate our liquidity requirements will not change due to the unique and ongoing unpredictable nature of the events, including the magnitude and duration. Accordingly, the full effect of the COVID-19 pandemic and other events impacting travel and consumer discretionary spending, including Russia’s recent invasion of Ukraine, on our financial performance and financial condition cannot be quantified at this time. We have made reasonable estimates and judgments of the impact of these events within our financial statements and there may be material changes to those estimates in future periods. We have taken actions to improve our liquidity, including completing various capital market transactions and making capital expenditure and operating expense reductions, and we expect to continue to pursue other opportunities to improve our liquidity.

Based on these actions and assumptions regarding the impact of COVID-19 and other events impacting travel and consumer discretionary spending, including Russia’s recent invasion of Ukraine, and considering our available liquidity of $3.1 billion as of March 31, 2022, including cash and cash equivalents and our $1 billion undrawn commitment, we have concluded that we have sufficient liquidity to satisfy our obligations for at least the next twelve months.

Basis of Presentation

The accompanying consolidated financial statements are unaudited and, in our opinion, contain all normal recurring adjustments necessary for a fair statement of the results for the periods presented.

Our operations are seasonal and results for interim periods are not necessarily indicative of the results for the entire fiscal year. Historically, demand for cruises has been strongest during the Northern Hemisphere’s summer months; however, our cruise voyages were completely suspended from March 2020 until July 2021 due to the COVID-19 pandemic and our resumption of cruise voyages was phased in gradually. The interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2021, which are included in our most recent Annual Report on Form 10-K filed with the SEC on March 1, 2022.

Revisions to Previously Reported Quarterly Financial Statements

During the fourth quarter of 2021, the Company identified an error in its Consolidated Balance Sheet as of March 31, 2021 and Consolidated Statement of Cash Flows for the three months ended March 31, 2021. Based on their nature, certain amounts shown as cash and cash equivalents should have been classified as short-term investments. We have determined that these errors were not material to the previously issued interim financial statements for the period ended March 31, 2021.

As a result of the error, the amounts previously reported as cash and cash equivalents have been reclassified to cash flows from investing activities in the Consolidated Statement of Cash Flows for the three months ended March 31, 2021 as follows (in thousands):

	Three months ended March 31, 2021
	Previously		As
	Reported	Adjustments	Reported
Cash flows from investing activities
Purchases of short-term investments	$—	$(205,000)	$(205,000)
Net cash used in investing activities	(138,266)	(205,000)	(343,266)

Net increase (decrease) in cash and cash equivalents	207,551	(205,000)	2,551
Cash and cash equivalents at end of period	3,508,033	(205,000)	3,303,033

Loss Per Share

A reconciliation between basic and diluted loss per share was as follows (in thousands, except share and per share data):

	Three Months Ended
	March 31,
	2022	2021
Net loss	$(982,714)	$(1,370,192)
Basic weighted-average shares outstanding	417,734,591	329,377,207
Dilutive effect of share awards	—	—
Diluted weighted-average shares outstanding	417,734,591	329,377,207
Basic loss per share	$(2.35)	$(4.16)
Diluted loss per share	$(2.35)	$(4.16)

For the three months ended March 31, 2022 and 2021, a total of 86.4 million and 120.8 million, respectively, shares have been excluded from diluted weighted-average shares outstanding because the effect of including them would have been anti-dilutive.

Foreign Currency

The majority of our transactions are settled in U.S. dollars. We remeasure assets and liabilities denominated in foreign currencies at exchange rates in effect at the balance sheet date. Gains or losses resulting from transactions denominated in other currencies are recognized in our consolidated statements of operations within other income (expense), net. We recognized a gain of $8.4 million and $4.8 million for the three months ended March 31, 2022 and 2021, respectively, related to transactions denominated in other currencies.

Depreciation and Amortization Expense

The amortization of deferred financing fees is included in depreciation and amortization expense in the consolidated statements of cash flows; however, for purposes of the consolidated statements of operations they are included in interest expense, net.

Accounts Receivable, Net

Accounts receivable, net included $426.2 million and $1.1 billion due from credit card processors as of March 31, 2022 and December 31, 2021, respectively.

Recently Issued Accounting Guidance

In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”), which provided guidance to alleviate the burden in accounting for reference rate reform by allowing certain expedients and exceptions in applying GAAP to contracts, hedging relationships and other transactions impacted by reference rate reform. The provisions apply only to those transactions that reference LIBOR or another reference rate expected to be discontinued due to reference rate reform. Adoption of the provisions of ASU 2020-04 are optional and are effective from March 12, 2020 through December 31, 2022. As of March 31, 2022, we have not adopted any expedients and exceptions under ASU 2020-04. We will continue to evaluate the impact of ASU 2020-04 on our consolidated financial statements.

3.   Revenue Recognition

Disaggregation of Revenue

Revenue and cash flows are affected by economic factors in various geographical regions. Revenues by destination were as follows (in thousands):

Three Months Ended
March 31,
2022
North America	$487,435
Europe	24,797
Asia-Pacific	8,292
South America	1,416
Total revenue	$521,940

Amounts for the comparative three months ended March 31, 2021 are excluded as the information is not meaningful. North America includes the U.S., the Caribbean, Canada and Mexico. Europe includes the Baltic region, Canary Islands and Mediterranean. Asia-Pacific includes Australia, New Zealand and Asia. Other includes all other international territories.

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

Although we sell cruises on an international basis, our passenger ticket revenue is primarily attributed to U.S.-sourced guests who make reservations in the U.S. Revenue attributable to U.S.-sourced guests has approximated 80-87% of total revenue over the preceding three fiscal years. No other individual country’s revenues exceed 10% in any given period.

Contract Balances

Receivables from customers are included within accounts receivable, net. As of March 31, 2022, our receivables from customers were $53.3 million.

Our cancellation policies permit guests to cancel cruises booked within certain windows for specified time periods up to 15 days prior to departure, and the guests will receive future cruise credits. Certain cruises booked for certain periods will be permitted a 60-day or 75-day cancellation window for refunds. Future cruise credits that have been issued are generally valid for any sailing through December 31, 2022, and we may extend this offer. The future cruise credits are not contracts, and therefore, guests who elected this option are excluded from our contract liability balance; however, the credit for the original amount paid is included in advance ticket sales.

Our contract liabilities are included within advance ticket sales. As of March 31, 2022 and December 31, 2021, our contract liabilities were $1.0 billion and $161.8 million, respectively. Of the amounts included within contract liabilities, approximately 40% were refundable in accordance with our cancellation policies. Of the deposits included within advance ticket sales, the vast majority are refundable in accordance with our cancellation policies and it is uncertain to what extent guests may request refunds. Refunds payable to guests are included in accounts payable. For the three months ended March 31, 2022, $97.0 million of revenue recognized was included in the contract liability balance at the beginning of the period.

For cruise vacations that had been cancelled by us due to COVID-19, during the three months ended March 31, 2022 and 2021, approximately $0.3 million and $14.8 million, respectively, in costs to obtain these contracts, consisting of protected commissions, including those paid to employees, and credit card fees, were recognized in earnings.

4.   Leases

Operating lease balances were as follows (in thousands):

	Balance Sheet location	March 31, 2022	December 31, 2021
Operating leases
Right-of-use assets	Other long-term assets	$798,885	$794,187
Current operating lease liabilities	Accrued expenses and other liabilities	36,487	34,407
Non-current operating lease liabilities	Other long-term liabilities	671,082	670,688

5.   Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) for the three months ended March 31, 2022 was as follows (in thousands):

	Three Months Ended March 31, 2022
				Change
	Accumulated	Change		Related to
	Other	Related to		Shipboard
	Comprehensive	Cash Flow		Retirement
	Income (Loss)	Hedges		Plan
Accumulated other comprehensive income (loss) at beginning of period	$(285,086)	$(279,696)		$(5,390)
Current period other comprehensive income before reclassifications	41,685	39,304		2,381
Amounts reclassified into earnings	(7,407)	(7,502)	(1)	95	(2)
Accumulated other comprehensive income (loss) at end of period	$(250,808)	$(247,894)	(3)	$(2,914)

Accumulated other comprehensive income (loss) for the three months ended March 31, 2021 was as follows (in thousands):

	Three Months Ended March 31, 2021
				Change
	Accumulated	Change		Related to
	Other	Related to		Shipboard
	Comprehensive	Cash Flow		Retirement
	Income (Loss)	Hedges		Plan
Accumulated other comprehensive income (loss) at beginning of period	$(240,117)	$(234,334)		$(5,783)
Current period other comprehensive loss before reclassifications	(73,037)	(73,037)		—
Amounts reclassified into earnings	21,936	21,838	(1)	98	(2)
Accumulated other comprehensive income (loss) at end of period	$(291,218)	$(285,533)		$(5,685)
(1)	We refer you to Note 7 – “Fair Value Measurements and Derivatives” for the affected line items in the consolidated statements of operations.
(2)	Amortization of prior-service cost and actuarial loss reclassified to other income (expense), net.
(3)	Includes $72.9 million of gain expected to be reclassified into earnings in the next 12 months.

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

In February 2022, NCLC also conducted a private offering (the “Exchangeable Notes Offering”) of $473.2 million in aggregate principal amount of 2.5% exchangeable senior notes due 2027 (the “2027 2.5% Exchangeable Notes”). The 2027 2.5% Exchangeable Notes are guaranteed by NCLH on a senior basis. Holders may exchange their 2027 2.5% Exchangeable Notes at their option into redeemable preference shares of NCLC. Upon exchange, the preference shares will be immediately and automatically exchanged, for each $1,000 principal amount of exchanged 2027 2.5% Exchangeable Notes, into a number of NCLH’s ordinary shares based on the exchange rate. The exchange rate will initially be 28.9765 ordinary shares per $1,000 principal amount of 2027 2.5% Exchangeable Notes (equivalent to an initial exchange price of approximately $34.51 per ordinary share). The maximum exchange rate is 44.1891 and reflects potential adjustments to the initial exchange rate, which would only be made in the event of certain make-whole fundamental changes or tax redemption events. The exchange rate referred to above is also subject to adjustment for any stock split, stock dividend or similar transaction. The 2027 2.5% Exchangeable Notes pay interest at 2.5% per annum, semiannually on February 15 and August 15 of each year, to holders of record at the close of business on the immediately preceding February 1 and August 1, respectively.

NCLC has used, or will use, the net proceeds from the Notes Offering and the Exchangeable Notes Offering to redeem (the “Redemption”) all of the outstanding 2024 Senior Secured Notes and 2026 Senior Secured Notes and to make scheduled principal payments on debt maturing in 2022, including, in each case, to pay any accrued and unpaid interest thereon, as well as related premiums, fees and expenses. Simultaneously with the Redemption, and pursuant to certain provisions contained in the indentures governing the 2026 Senior Unsecured Notes and the 2028 Senior Unsecured Notes, each of the guarantors party to such indentures were released from their obligations thereunder. The resulting losses on extinguishments, which are recognized in interest expense, net, were $188.4 million for the three months ended March 31, 2022.

Exchangeable Notes

The following is a summary of NCLC’s exchangeable notes as of March 31, 2022 (in thousands):

		Unamortized
	Principal	Deferred	Net Carrying	Fair Value
	Amount	Financing Fees	Amount	Amount	Leveling
2024 Exchangeable Notes	$146,601	$(3,110)	$143,491	$258,692	Level 2
2025 Exchangeable Notes	450,000	(8,074)	441,926	654,773	Level 2
2027 1.125% Exchangeable Notes	1,150,000	(27,647)	1,122,353	1,082,840	Level 2
2027 2.5% Exchangeable Notes	473,175	(11,982)	461,193	465,112	Level 2

The following is a summary of NCLC’s exchangeable notes as of December 31, 2021 (in thousands):

		Unamortized Debt
		Discount,
	Principal	including Deferred	Net Carrying	Fair Value
	Amount	Financing Fees	Amount	Amount	Leveling
2024 Exchangeable Notes	$146,601	$(3,408)	$143,193	$249,358	Level 2
2025 Exchangeable Notes	450,000	(8,525)	441,475	642,591	Level 2
2027 1.125% Exchangeable Notes	1,150,000	(28,948)	1,121,052	1,088,510	Level 2

The following provides a summary of the interest expense of NCLC’s exchangeable notes (in thousands):

	Three Months Ended
	March 31,
	2022	2021
Coupon interest	$12,992	$24,140
Amortization of deferred financing fees	2,275	2,893
Total	$15,267	$27,033

The effective interest rate is 7.07%, 5.97%, 1.64% and 3.06% for the 2024 Exchangeable Notes, 2025 Exchangeable Notes, 2027 1.125% Exchangeable Notes and 2027 2.5% Exchangeable Notes, respectively.

Debt Repayments

The following are scheduled principal repayments on our long-term debt including finance lease obligations as of March 31, 2022 for each of the following periods (in thousands):

Year	Amount
Remainder of 2022	$865,990
2023	937,406
2024	3,686,473
2025	1,070,923
2026	1,974,309
2027	3,025,297
Thereafter	2,205,433
Total	$13,765,831

Debt Covenants

During the year ended December 31, 2021, we received certain financial and other debt covenant waivers, added new free liquidity requirements and modified other financial covenants. As of March 31, 2022, taking into account such waivers, we were in compliance with all of our debt covenants. If we do not continue to remain in compliance with our covenants, including following the expiration of any current waivers, we would have to seek additional amendments to our covenants. However, no assurances can be made that such amendments would be approved by our lenders. Generally, if an event of default under any debt agreement occurs, then pursuant to cross default and/or cross acceleration clauses, substantially all of our outstanding debt and derivative contract payables could become due, and all debt and derivative contracts could be terminated, which would have a material adverse impact on our operations and liquidity.

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

As of March 31, 2022, we had fuel swaps, which are used to mitigate the financial impact of volatility of fuel prices pertaining to approximately 347 thousand metric tons of our projected fuel purchases, maturing through December 31, 2023.

As of March 31, 2022, we had approximately 164 thousand metric tons which were not designated as cash flow hedges maturing through December 31, 2023.

As of March 31, 2022, we had foreign currency forward contracts, matured foreign currency options and matured foreign currency collars which are used to mitigate the financial impact of volatility in foreign currency exchange rates related to our ship construction contracts denominated in euros. The notional amount of our foreign currency forward contracts was €2.4 billion, or $2.7 billion based on the euro/U.S. dollar exchange rate as of March 31, 2022.

The derivatives measured at fair value and the respective location in the consolidated balance sheets include the following (in thousands):

		Assets		Liabilities
		March 31,	December 31,	March 31,	December 31,
	Balance Sheet Location	2022	2021	2022	2021
Derivative Contracts Designated as Hedging Instruments

Fuel contracts
	Prepaid expenses and other assets	$81,704	$29,349	$—	$—
	Other long-term assets	36,764	19,554	—	—
Foreign currency contracts
	Prepaid expenses and other assets	1,478	4,898	—	—
	Accrued expenses and other liabilities	558	—	134,845	98,592
	Other long-term liabilities	—	—	87,560	73,496
Interest rate contracts
	Accrued expenses and other liabilities	—	—	—	469
Total derivatives designated as hedging instruments		$120,504	$53,801	$222,405	$172,557

Derivative Contracts Not Designated as Hedging Instruments

Fuel contracts
	Prepaid expenses and other assets	$26,743	$10,836	$—	$—
	Other long-term assets	9,146	3,476	—	—

Total derivatives not designated as hedging instruments		$35,889	$14,312	$—	$—
Total derivatives		$156,393	$68,113	$222,405	$172,557

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

The following table discloses the gross and net amounts recognized within assets and liabilities (in thousands):

		Gross		Gross
	Gross	Amounts	Total Net	Amounts
March 31, 2022	Amounts	Offset	Amounts	Not Offset	Net Amounts
Assets	$155,835	$—	$155,835	$(155,835)	$—
Liabilities	222,405	(558)	221,847	(196,068)	25,779

		Gross		Gross
	Gross	Amounts	Total Net	Amounts
December 31, 2021	Amounts	Offset	Amounts	Not Offset	Net Amounts
Assets	$68,113	$—	$68,113	$(68,113)	$—
Liabilities	172,557	—	172,557	(172,557)	—

The effects of cash flow hedge accounting on accumulated other comprehensive income (loss) were as follows (in thousands):

			Location of Gain
			(Loss) Reclassified
			from Accumulated	Amount of Gain (Loss) Reclassified
	Amount of Gain (Loss)		Other Comprehensive	from Accumulated Other
	Recognized in Other		Income (Loss) into	Comprehensive Income
Derivatives	Comprehensive Loss		Income (Expense)	(Loss) into Income (Expense)
	Three Months	Three Months		Three Months	Three Months
	Ended	Ended		Ended	Ended
	March 31, 2022	March 31, 2021		March 31, 2022	March 31, 2021
Fuel contracts	$92,483	$24,050	Fuel	$8,809	$(8,171)
Fuel contracts	—	—	Other income (expense), net	—	(10,190)
Foreign currency contracts	(53,179)	(97,441)	Depreciation and amortization	(1,267)	(1,267)
Interest rate contracts	—	354	Interest expense, net	(40)	(2,210)
Total gain (loss) recognized in other comprehensive loss	$39,304	$(73,037)		$7,502	$(21,838)

The effects of cash flow hedge accounting on the consolidated statements of operations include the following (in thousands):

	Three Months Ended March 31, 2022			Three Months Ended March 31, 2021
		Depreciation			Depreciation
		and	Interest		and	Interest	Other Income
	Fuel	Amortization	Expense, net	Fuel	Amortization	Expense, net	(Expense), net
Total amounts of income and expense line items presented in the consolidated statements of operations in which the effects of cash flow hedges are recorded	$135,509	$179,076	$327,685	$42,603	$170,316	$824,441	$27,243

Amount of gain (loss) reclassified from accumulated other comprehensive income (loss) into income (expense)
Fuel contracts	8,809	—	—	(8,171)	—	—	—
Foreign currency contracts	—	(1,267)	—	—	(1,267)	—	—
Interest rate contracts	—	—	(40)	—	—	(2,210)	—

Amount of gain (loss) reclassified from accumulated other comprehensive income (loss) into income (expense) as a result that a forecasted transaction is no longer probable of occurring
Fuel contracts	—	—	—	—	—	—	(10,190)

The effects of derivatives not designated as hedging instruments on the consolidated statements of operations include the following (in thousands):

		Amount of Gain (Loss) Recognized in Income
		Three Months Ended
		March 31,
	Location of Gain (Loss)	2022	2021
Derivatives not designated as hedging instruments
Fuel contracts	Other income (expense), net	$29,743	$32,172

Long-Term Debt

As of March 31, 2022 and December 31, 2021, the fair value of our long-term debt, including the current portion, was $13.1 billion and $12.5 billion, respectively, which was $0.7 billion and $0.1 billion lower, respectively, than the carrying values, excluding deferred financing costs. The difference between the fair value and carrying value of our long-term debt is due to our fixed and variable rate debt obligations carrying interest rates that are above or below market rates at the measurement dates. The fair value of our long-term revolving and term loan facilities was calculated based on estimated rates for the same or similar instruments with similar terms and remaining maturities. The fair value of our exchangeable notes considers observable risk-free rates; credit spreads of the same or similar instruments; and share prices, tenors, and historical and implied volatilities which are sourced from observable market data. The inputs are considered to be Level 2 in the fair value hierarchy. Market risk associated with our long-term variable rate debt is the potential increase in interest expense from an increase in interest rates or from an increase in share values.

Other

The carrying amounts reported in the consolidated balance sheets of all other financial assets and liabilities approximate fair value.

8.   Employee Benefits and Compensation Plans

Restricted Share Unit Awards

In March 2022, NCLH granted 4.8 million time-based restricted share unit awards to our employees, which primarily vest in substantially equal installments over three years. Additionally, in March 2022, NCLH granted 1.9 million performance-based restricted share units to certain members of our management team, which vest upon the achievement of certain pre-established performance targets established through 2024 and the satisfaction of an additional time-based vesting requirement that generally requires continued employment through March 1, 2025.

The following is a summary of restricted share unit activity for the three months ended March 31, 2022:

	Number of	Weighted-	Number of	Weighted-	Number of	Weighted-
	Time-Based	Average Grant	Performance-	Average Grant	Market-	Average Grant
	Awards	Date Fair Value	Based Awards	Date Fair Value	Based Awards	Date Fair Value
Non-vested as of January 1, 2022	7,771,623	$27.02	1,841,113	$35.68	50,000	$59.43
Granted	4,818,563	18.52	1,857,750	18.48	—	—
Vested	(2,535,711)	36.15	(186,339)	55.27	—	—
Forfeited or expired	(84,504)	24.49	(292,043)	35.59	—	—
Non-vested as of March 31, 2022	9,969,971	20.62	3,220,481	24.63	50,000	59.43

The compensation expense recognized for share-based compensation for the periods presented include the following (in thousands):

	Three Months Ended
	March 31,
	2022	2021
Payroll and related expense	$6,204	$4,965
Marketing, general and administrative expense	26,588	21,636
Total share-based compensation expense	$32,792	$26,601

9.   Commitments and Contingencies

Ship Construction Contracts

For the Norwegian brand, we have six Prima Class Ships on order, each ranging from approximately 140,000 to 156,300 Gross Tons with approximately 3,215 to 3,550 Berths, with expected delivery dates from 2022 through 2027. For the

Regent brand, we have an order for one Explorer Class Ship to be delivered in 2023, which will be approximately 55,000 Gross Tons and 750 Berths. For the Oceania Cruises brand, we have orders for two Allura Class Ships to be delivered in 2023 and 2025. Each of the Allura Class Ships will be approximately 67,000 Gross Tons and 1,200 Berths. The impacts of COVID-19 on the shipyards where our ships are under construction (or will be constructed) have resulted in some delays in expected ship deliveries, and the impacts of COVID-19 and/or Russia’s recent invasion of Ukraine could result in additional delays in ship deliveries in the future, which may be prolonged.

The combined contract prices of the nine ships on order for delivery as of March 31, 2022 was approximately €7.7 billion, or $8.5 billion based on the euro/U.S. dollar exchange rate as of March 31, 2022. We have obtained export credit financing which is expected to fund approximately 80% of the contract price of each ship, subject to certain conditions. We do not anticipate any contractual breaches or cancellations to occur. However, if any such events were to occur, it could result in, among other things, the forfeiture of prior deposits or payments made by us and potential claims and impairment losses which may materially impact our business, financial condition and results of operations.

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

Helms-Burton Act

On August 27, 2019, two lawsuits were filed against Norwegian Cruise Line Holdings Ltd. in the United States District Court for the Southern District of Florida under Title III of the Cuban Liberty and Solidarity (Libertad) Act of 1996, also known as the Helms-Burton Act. The complaint filed by Havana Docks Corporation (the “Havana Docks Matter”) alleges it holds an interest in the Havana Cruise Port Terminal and the complaint filed by Javier Garcia-Bengochea (the “Garcia-Bengochea Matter”) alleges that he holds an interest in the Port of Santiago, Cuba, both of which were expropriated by the Cuban Government. The complaints further allege that the Company “trafficked” in those properties by embarking and disembarking passengers at these facilities, as well as profiting from the Cuban Government’s possession of the property. The plaintiffs seek all available statutory remedies, including the value of the expropriated property, plus interest, treble damages, attorneys’ fees and costs. On January 7, 2020, the United States District Court for the Southern District of Florida dismissed the claim by Havana Docks Corporation. On April 14, 2020, the district court granted Havana Docks Corporation’s motion to reconsider and vacated its order dismissing the claim, allowing Havana Docks Corporation to file an amended complaint on April 16, 2020. On April 24, 2020, we filed a motion seeking permission to appeal the district court’s order which was subsequently denied. Discovery in the Havana Docks Matter has now concluded and appropriate motions for summary judgment have been filed. On March 21, 2022, the court in the Havana Docks Matter issued an order granting the plaintiff’s motion for summary judgment on the issue of liability and scheduled a trial on damages only for September 2022. The Company has filed a motion for interlocutory appeal seeking to have the appellate court review the district court’s order granting summary judgment and that motion remains pending. On September 1, 2020, the court in the Garcia-Bengochea Matter entered an order staying all case deadlines and administratively closed the case pending the outcome of an appeal in a related case brought by the same plaintiff. We believe we have meritorious defenses to the claims and intend to vigorously defend these matters. As of March 31, 2022, we are unable to reasonably estimate any potential loss or range of losses from these matters. The ability to make such estimates and judgments can be affected by various factors including, among other things: lack of legal precedent, stage of the proceedings, legal uncertainties inherent within the litigation process and involvement of numerous parties. However, if the plaintiffs prevail in the final outcome of these matters, there may be a material adverse impact on the Company’s financial condition or results of operations and cash flows.

Other

In the normal course of our business, various other claims and lawsuits have been filed or are pending against us. Most of these claims and lawsuits are covered by insurance and, accordingly, the maximum amount of our liability is typically limited to our deductible amount.

Nonetheless, the ultimate outcome of these claims and lawsuits that are not covered by insurance cannot be determined at this time. We have evaluated our overall exposure with respect to all of our threatened and pending litigation and, to the extent required, we have accrued amounts for all estimable probable losses associated with our deemed exposure. We are currently unable to estimate any other potential losses beyond those accrued, as discovery is not complete nor is adequate information available to estimate such range of loss or potential recovery. However, based on our current knowledge, we do not believe that the aggregate amount or range of reasonably possible losses with respect to these matters will be material to our consolidated results of operations, financial condition or cash flows. We intend to vigorously defend our legal position on all claims and, to the extent necessary, seek recovery.

Other Contingencies

The Company also has agreements with its credit card processors that govern approximately $1.7 billion in advance ticket sales at March 31, 2022 that have been received by the Company relating to future voyages. These agreements allow the credit card processors to require under certain circumstances, including the existence of a material adverse change, excessive chargebacks and other triggering events, that the Company maintain a reserve which would be satisfied by posting collateral. Although the agreements vary, these requirements may generally be satisfied either through a percentage of customer payments withheld or providing cash funds directly to the card processor. Any cash reserve or collateral requested could be increased or decreased. As of March 31, 2022, we had cash reserves of approximately $1.1 billion with credit card processors, of which approximately $426.2 million is recognized in accounts receivable, net and approximately $665.3 million in other long-term assets. As of March 31, 2022, a portion of the cash reserves is classified as long-term due to a change in terms to a static reserve, as currently required by a credit card processor, subject to periodic review. We may be required to pledge additional collateral and/or post additional cash reserves or take other actions that may further reduce our liquidity.

10.   Other Income (Expense), Net

For the three months ended March 31, 2022 and 2021 other income (expense), net consisted of income of $38.1 million and $27.2 million, respectively, primarily due to gains on fuel swaps not designated as hedges and foreign currency exchange.

11.   Supplemental Cash Flow Information

For the three months ended March 31, 2022 and 2021, we had non-cash investing activities consisting of changes in accruals related to property and equipment of $17.4 million and $20.8 million, respectively.

12.   Related Party Disclosures

NCLC, as issuer, NCLH, as guarantor, and U.S. Bank National Association, as trustee, were all parties to an indenture, dated May 28, 2020 (the “Indenture”) related to the Private Exchangeable Notes, which were held by an affiliate of L Catterton (the “Private Investor”). Based on the initial exchange rate for the Private Exchangeable Notes, the Private Investor beneficially owned approximately 10% of NCLH’s outstanding ordinary shares as of December 31, 2020. The initial exchange rate for the Private Exchangeable Notes could have been adjusted in the event of certain make-whole fundamental changes or tax redemption events (each, as described in the Indenture), but the maximum number of NCLH ordinary shares issuable upon an exchange in the event of such an adjustment would not have exceeded 46,577,947. The Private Exchangeable Notes also contained certain anti-dilution provisions that could have subjected the exchange rate to additional adjustment if certain events had occurred.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Concerning Forward-Looking Statements

Some of the statements, estimates or projections contained in this report are “forward-looking statements” within the meaning of the U.S. federal securities laws intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical facts contained, or incorporated by reference, in this report, including, without limitation, those regarding our business strategy, financial position, results of operations, plans, prospects, actions taken or strategies being considered with respect to our liquidity position, valuation and appraisals of our assets and objectives of management for future operations (including those regarding expected fleet additions, our ability to weather the impacts of the COVID-19 pandemic, our expectations regarding the impact of Russia’s recent invasion of Ukraine, our expectations regarding cruise voyage occupancy, the implementation of and effectiveness of our health and safety protocols, operational position, demand for voyages, plans or goals for our sustainability program and decarbonization efforts, our expectations for future cash flows and profitability, financing opportunities and extensions, and future cost mitigation and cash conservation efforts and efforts to reduce operating expenses and capital expenditures) are forward-looking statements. Many, but not all, of these statements can be found by looking for words like “expect,” “anticipate,” “goal,” “project,” “plan,” “believe,” “seek,” “will,” “may,” “forecast,” “estimate,” “intend,” “future” and similar words. Forward-looking statements do not guarantee future performance and may involve risks, uncertainties and other factors which could cause our actual results, performance or achievements to differ materially from the future results, performance or achievements expressed or implied in those forward-looking statements. Examples of these risks, uncertainties and other factors include, but are not limited to the impact of:

●	the spread of epidemics, pandemics and viral outbreaks and specifically, the COVID-19 pandemic, including its effect on the ability or desire of people to travel (including on cruises), which is expected to continue to adversely impact our results, operations, outlook, plans, goals, growth, reputation, cash flows, liquidity, demand for voyages and share price;
●	implementing precautions in coordination with regulators and global public health authorities to protect the health, safety and security of guests, crew and the communities we visit and to comply with regulatory restrictions related to the pandemic;
●	legislation prohibiting companies from verifying vaccination status;
●	our indebtedness and restrictions in the agreements governing our indebtedness that require us to maintain minimum levels of liquidity and be in compliance with maintenance covenants and otherwise limit our flexibility in operating our business, including the significant portion of assets that are collateral under these agreements;
●	our ability to work with lenders and others or otherwise pursue options to defer, renegotiate, refinance or restructure our existing debt profile, near-term debt amortization, newbuild related payments and other obligations and to work with credit card processors to satisfy current or potential future demands for collateral on cash advanced from customers relating to future cruises;
●	our need for additional financing or financing to optimize our balance sheet, which may not be available on favorable terms, or at all, and our outstanding exchangeable notes and any future financing which may be dilutive to existing shareholders;
●	the unavailability of ports of call;
●	future increases in the price of, or major changes or reduction in, commercial airline services;

●	changes involving the tax and environmental regulatory regimes in which we operate, including new regulations aimed at reducing greenhouse gas emissions;
●	the accuracy of any appraisals of our assets as a result of the impact of the COVID-19 pandemic or otherwise;
●	our success in controlling operating expenses and capital expenditures;
●	trends in, or changes to, future bookings and our ability to take future reservations and receive deposits related thereto;
●	adverse events impacting the security of travel, such as terrorist acts, armed conflict, such as Russia’s recent invasion of Ukraine, and threats thereof, acts of piracy, and other international events;
●	adverse incidents involving cruise ships;
●	adverse general economic and related factors, including as a result of the impact of the COVID-19 pandemic, Russia’s recent invasion of Ukraine or otherwise, such as fluctuating or increasing levels of interest rates, inflation, unemployment, underemployment and the volatility of fuel prices, declines in the securities and real estate markets, and perceptions of these conditions that decrease the level of disposable income of consumers or consumer confidence;
●	breaches in data security or other disturbances to our information technology and other networks or our actual or perceived failure to comply with requirements regarding data privacy and protection;
●	changes in fuel prices and the type of fuel we are permitted to use and/or other cruise operating costs;
●	mechanical malfunctions and repairs, delays in our shipbuilding program, maintenance and refurbishments and the consolidation of qualified shipyard facilities;
●	the risks and increased costs associated with operating internationally;
●	our inability to recruit or retain qualified personnel or the loss of key personnel or employee relations issues;
●	our inability to obtain adequate insurance coverage;
●	pending or threatened litigation, investigations and enforcement actions;
●	any further impairment of our trademarks, trade names or goodwill;
●	volatility and disruptions in the global credit and financial markets, which may adversely affect our ability to borrow and could increase our counterparty credit risks, including those under our credit facilities, derivatives, contingent obligations, insurance contracts and new ship progress payment guarantees;
●	our reliance on third parties to provide hotel management services for certain ships and certain other services;
●	fluctuations in foreign currency exchange rates;
●	our expansion into new markets and investments in new markets and land-based destination projects;
●	overcapacity in key markets or globally; and

●	other factors set forth under “Risk Factors” herein and in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 1, 2022 (“Annual Report on Form 10-K”).

Additionally, many of these risks and uncertainties are currently amplified by and will continue to be amplified by, or in the future may be amplified by, the COVID-19 pandemic and Russia’s recent invasion of Ukraine. It is not possible to predict or identify all such risks. There may be additional risks that we consider immaterial or which are unknown.

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

Terminology

This report includes certain non-GAAP financial measures, such as Adjusted Gross Margin, Net Cruise Cost, Adjusted Net Cruise Cost Excluding Fuel, Adjusted EBITDA, Adjusted Net Loss and Adjusted EPS. Definitions of these non- GAAP financial measures are included below. For further information about our non-GAAP financial measures including detailed adjustments made in calculation our non-GAAP financial measures and a reconciliation to the most directly comparable GAAP financial measure, we refer you to “Results of Operations” below.

Unless otherwise indicated in this report, the following terms have the meanings set forth below:

●	2024 Exchangeable Notes. On May 8, 2020, pursuant to an indenture among NCLC, as issuer, NCLH, as guarantor, and U.S. Bank National Association, as trustee, NCLC issued $862.5 million aggregate principal amount of exchangeable senior notes due 2024.
●	2024 Senior Secured Notes. On May 14, 2020, pursuant to an indenture among NCLC, as issuer, the guarantors party thereto, and U.S. Bank National Association, as trustee and security agent, NCLC issued $675.0 million aggregate principal amount of 12.25% senior secured notes due 2024.
●	2025 Exchangeable Notes. On July 21, 2020, pursuant to an indenture among NCLC, as issuer, NCLH, as guarantor, and U.S. Bank National Association, as trustee, NCLC issued $450.0 million aggregate principal amount of exchangeable senior notes due 2025.
●	2026 Senior Secured Notes. On July 21, 2020, pursuant to an indenture among NCLC, as issuer, the guarantors party thereto, and U.S. Bank National Association, as trustee and security agent, NCLC issued $750.0 million aggregate principal amount of 10.25% senior secured notes due 2026.
●	2027 1.125% Exchangeable Notes. On November 19, 2021, pursuant to an indenture among NCLC, as issuer, NCLH, as guarantor, and U.S. Bank National Association, as trustee, NCLC issued $1,150.0 million aggregate principal amount of exchangeable senior notes due 2027.
●	Adjusted EBITDA. EBITDA adjusted for other income (expense), net and other supplemental adjustments.
●	Adjusted EPS. Adjusted Net Loss divided by the number of diluted weighted-average shares outstanding.
●	Adjusted Gross Margin. Gross margin adjusted for payroll and related, fuel, food, other and ship depreciation. Gross margin is calculated pursuant to GAAP as total revenue less total cruise operating expense and ship depreciation.

●	Adjusted Net Cruise Cost Excluding Fuel. Net Cruise Cost Excluding Fuel adjusted for supplemental adjustments.
●	Adjusted Net Loss. Net loss adjusted for supplemental adjustments.
●	Allura Class Ships. Oceania Cruises’ Vista and one additional ship on order.
●	Berths. Double occupancy capacity per cabin (single occupancy per studio cabin) even though many cabins can accommodate three or more passengers.
●	Capacity Days. Berths available for sale multiplied by the number of cruise days for the period for ships in service.
●	CDC. The U.S. Centers for Disease Control and Prevention.
●	Constant Currency. A calculation whereby foreign currency-denominated revenue and expenses in a period are converted at the U.S. dollar exchange rate of a comparable period to eliminate the effects of foreign exchange fluctuations.
●	Dry-dock. A process whereby a ship is positioned in a large basin where all of the fresh/sea water is pumped out in order to carry out cleaning and repairs of those parts of a ship which are below the water line.
●	EBITDA. Earnings before interest, taxes, and depreciation and amortization.
●	EPS. Loss per share.
●	Explorer Class Ships. Regent’s Seven Seas Explorer, Seven Seas Splendor, and Seven Seas Grandeur.
●	GAAP. Generally accepted accounting principles in the U.S.
●	Gross Cruise Cost. The sum of total cruise operating expense and marketing, general and administrative expense.
●	Gross Tons. A unit of enclosed passenger space on a cruise ship, such that one gross ton equals 100 cubic feet or 2.831 cubic meters.
●	Net Cruise Cost. Gross Cruise Cost less commissions, transportation and other expense and onboard and other expense.
●	Net Cruise Cost Excluding Fuel. Net Cruise Cost less fuel expense.
●	Occupancy Percentage. The ratio of Passenger Cruise Days to Capacity Days. A percentage greater than 100% indicates that three or more passengers occupied some cabins.
●	Passenger Cruise Days. The number of passengers carried for the period, multiplied by the number of days in their respective cruises.
●	Prima Class Ships. Norwegian Prima, Norwegian Viva and four additional ships on order.
●	Private Exchangeable Notes. On May 28, 2020, pursuant to an indenture among NCLC, as issuer, NCLH, as guarantor, and U.S. Bank National Association, as trustee, NCLC issued $400.0 million aggregate principal amount of exchangeable senior notes due 2026.

●	Revolving Loan Facility. $875.0 million senior secured revolving credit facility.
●	SEC. U.S. Securities and Exchange Commission.
●	Shipboard Retirement Plan. An unfunded defined benefit pension plan for certain crew members which computes benefits based on years of service, subject to certain requirements.
●	Term Loan A Facility. The senior secured term loan A facility having an outstanding principal amount of approximately $1.5 billion as of March 31, 2022.

Non-GAAP Financial Measures

We use certain non-GAAP financial measures, such as Adjusted Gross Margin, Net Cruise Cost, Adjusted Net Cruise Cost Excluding Fuel, Adjusted EBITDA, Adjusted Net Loss and Adjusted EPS, to enable us to analyze our performance. See “Terminology” for the definitions of these and other non-GAAP financial measures. We utilize Adjusted Gross Margin to manage our business on a day-to-day basis because it reflects revenue earned net of certain direct variable costs. We also utilize Net Cruise Cost and Adjusted Net Cruise Cost Excluding Fuel to manage our business on a day-to-day basis. In measuring our ability to control costs in a manner that positively impacts net income (loss), we believe changes in Adjusted Gross Margin, Net Cruise Cost and Adjusted Net Cruise Cost Excluding Fuel to be the most relevant indicators of our performance. As a result of our voluntary suspension of sailings from March 2020 until July 2021 and our gradual phased return to service beginning in July 2021, per Capacity Day data is not meaningful for the three months ended March 31, 2022 or March 31, 2021 and is not presented herein.

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

Financial Presentation

We categorize revenue from our cruise and cruise-related activities as either “passenger ticket” revenue or “onboard and other” revenue. Passenger ticket revenue and onboard and other revenue vary according to product offering, the size of the ship in operation, the length of cruises operated and the markets in which the ship operates. Our revenue is seasonal based on demand for cruises, which has historically been strongest during the Northern Hemisphere’s summer months; however, our cruise voyages were completely suspended from March 2020 until July 2021 due to the COVID-19 pandemic and our resumption of cruise voyages was phased in gradually. Passenger ticket revenue primarily consists of revenue for accommodations, meals in certain restaurants on the ship, certain onboard entertainment, and includes revenue for service charges and air and land transportation to and from the ship to the extent guests purchase these items from us. Onboard and other revenue primarily consists of revenue from gaming, beverage sales, shore excursions, specialty dining, retail sales, spa services and photo services. Our onboard revenue is derived from onboard activities we perform directly or that are performed by independent concessionaires, from which we receive a share of their revenue.

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

Russia’s Recent Invasion of Ukraine

The conflict from Russia’s recent invasion of Ukraine resulted in the cancellation or modification of approximately 60 sailings in 2022, which included all voyages with calls to ports in Russia. Three ships were redeployed as a result of the conflict including Norwegian Getaway to Port Canaveral, Oceania Cruises’ Marina to the British Isles and Regent’s Seven Seas Splendor to Northern Europe. In addition, the Company has also removed all calls to ports in Russia from its itineraries in 2023. In addition to the direct impacts noted above, the conflict has also had indirect impacts to customer demand (see “Update on Bookings”) and the cost of fuel and could continue to have an impact on travel and consumer discretionary spending.

Update Regarding COVID-19 Pandemic

Safe Resumption of Operations

Due to the impact of COVID-19, travel restrictions and limited access to ports around the world, in March 2020, the Company implemented a voluntary suspension of all cruise voyages across our three brands. In the third quarter of 2021, we began a phased relaunch of certain cruise voyages with ships initially operating at reduced occupancy levels. As of May 7, 2022, all of our 28 ships are operating with guests on board. The level of occupancy on our ships and the percentage of our fleet in service will depend on a number of factors including, but not limited to, the duration and extent of the COVID-19 pandemic, further resurgences and new more contagious and/or vaccine-resistant variants of COVID-19, the availability, distribution, rate of public acceptance and efficacy of vaccines and therapeutics for COVID-19, our ability to comply with governmental regulations and implement new health and safety protocols, port availability, travel restrictions, bans and advisories, our ability to staff certain ships and additionally the impact of other events impacting travel or consumer discretionary spending, such as Russia’s recent invasion of Ukraine.

In recent months, the Company has seen a significant improvement in the global public health and regulatory environment. In March, the CDC removed its Travel Health Notice for cruising for the first time since the start of the pandemic. The CDC also recently announced a relaxation of certain protocols and recommendations in its voluntary COVID-19 Program for Cruise Ships Operating in U.S. Waters. In addition, more ports globally have re-opened to cruise and travel restrictions continue to ease around the world creating a more favorable environment for ship deployment. The Company continues to operate under its science-backed SailSAFE health and safety program which will evolve along with the public health environment. The Company also follows applicable local protocols at the ports and destinations it visits.

Our COVID-19 vaccination policy requires that all guests, with the exception of guests under the age of 12 on Norwegian Cruise Line sailings beginning March 1, 2022, and all crew must be vaccinated. In the U.S., certain states have enacted legislation prohibiting companies from verifying the vaccination status of guests. We challenged such a prohibition in Florida in court and received a preliminary injunction allowing us to operate as planned. We continue to work with other federal agencies, public health authorities and national and local governments in areas where we operate to take all necessary measures to protect our guests, crew and the communities visited.

Modified Policies

We have launched cancellation policies for certain sailings booked during certain time periods to permit our guests to cancel cruises which were not part of a temporary suspension of voyages up to 15 days prior to embarkation and receive a refund in the form of a credit to be applied toward a future cruise. These programs are in place for cruises booked through specific time periods specified by brand. Certain cruises booked for certain periods, will be permitted a 60-day or 75-day cancellation window for refunds. The future cruise credits issued under these programs are generally valid for any sailing through December 31, 2022, and we may extend the length of time these future cruise credits may be redeemed. The use of such credits may prevent us from garnering certain future cash collections as staterooms booked by guests with such credits will not be available for sale, resulting in less cash collected from bookings to new guests. We may incur incremental commission expense for the use of these future cruise credits. In addition, to provide more flexibility to our guests, we modified our final payment schedules to require payment 60 days prior to embarkation versus the standard 120 days for most voyages on Regent Seven Seas Cruises through July 31, 2022, for certain voyages on Oceania Cruises through September 30, 2022 and for all voyages on Norwegian Cruise Line through April 30, 2022.

Financing Transactions

In 2022, we have continued to take actions to bolster our financial condition while our global cruise voyages are disrupted. To enhance our liquidity profile and financial flexibility, in February 2022, we received additional financing through various debt financings, collectively totaling $2.1 billion in gross proceeds, which has been, or will be, used to redeem all of the outstanding 2024 Senior Secured Notes and 2026 Senior Secured Notes and to make scheduled principal payments on debt maturing in 2022, including, in each case, to pay any accrued and unpaid interest thereon, as well as related premiums, fees and expenses. See Note 6 – “Long-Term Debt” for more information.

Update on Bookings

The quarter began with net bookings, particularly for close-in voyages, negatively impacted by the Omicron surge, which began to improve in mid-January. This momentum was temporarily disrupted as the Company experienced elevated cancellations, primarily for itineraries in the Baltic region, in the immediate weeks following the start of Russia’s recent invasion of Ukraine. However, this impact was short-lived and net booking volumes have since shown sequential improvement, not only rebounding back to pre-Omicron levels but also now approaching the booking pace needed to consistently sail at historical load factor levels.

As a result of the temporary setbacks from Omicron and Russia’s recent invasion of Ukraine, the Company’s current cumulative booked position for the second half of 2022 is below the comparable 2019 period but at meaningfully higher pricing even when including the dilutive impact of future cruise credits. The booked position improves throughout the year with the fourth quarter of 2022 in line with the comparable 2019 period and at meaningfully higher prices. Booking trends for 2023 continue to be positive with both booked position and pricing significantly higher and at record levels when compared to bookings for 2019 and pre-pandemic 2020 at a comparable point in the booking curve. Our full fleet may not achieve historical occupancy levels on our expected schedule and as a result, current booking data may not be informative. In addition, because of our updated cancellation policies, bookings may not be representative of actual cruise revenues.

There are remaining uncertainties about when our full fleet will be back at historical occupancy levels and, accordingly, we cannot estimate the impact on our business, financial condition or near- or longer-term financial or operational results with certainty; however, we will report a net loss but expect net cash provided by operating activities to be positive during the second quarter of 2022.

Quarterly Overview

Three months ended March 31, 2022 (“2022”) compared to three months ended March 31, 2021 (“2021”)

●	Total revenue increased to $521.9 million compared to $3.1 million.
●	Net loss and diluted EPS were $(1.0) billion and $(2.35), respectively, compared to $(1.4) billion and $(4.16), respectively.
●	Operating loss was $(688.8) million compared to $(571.3) million.
●	Gross margin was $(380.1) million compared to $(357.4) million. Adjusted Gross Margin was $401.4 million compared to $(7.2) million.
●	Adjusted Net Loss and Adjusted EPS were $(760.5) million and $(1.82), respectively, in 2022, which included $222.2 million of adjustments primarily related to losses on extinguishments of debt. Adjusted Net Loss and Adjusted EPS were $(668.6) million and $(2.03), respectively, in 2021, which included $701.6 million of adjustments primarily related to losses on extinguishment and modifications of debt.
●	Adjusted EBITDA decreased 27.5% to $(476.2) million compared to $(373.4) million.

We refer you to our “Results of Operations” below for a calculation of Adjusted Gross Margin, Adjusted Net Loss, Adjusted EPS and Adjusted EBITDA.

Results of Operations

The following table sets forth selected statistical information:

	Three Months Ended
	March 31,
	2022	2021
Passengers carried	191,150	—
Passenger Cruise Days	1,429,446	—
Capacity Days	2,978,353	—
Occupancy Percentage	48.0%

Adjusted Gross Margin was calculated as follows (in thousands):

	Three Months Ended
	March 31,
		2022
		Constant
	2022	Currency	2021
Total revenue	$521,940	$522,774	$3,100
Less:
Total cruise operating expense	735,413	737,768	200,855
Ship depreciation	166,656	166,656	159,631
Gross margin	(380,129)	(381,650)	(357,386)
Ship depreciation	166,656	166,656	159,631
Payroll and related	240,727	240,721	82,138
Fuel	135,509	135,509	42,603
Food	39,516	39,622	6,308
Other	199,153	201,179	59,514
Adjusted Gross Margin	$401,432	$402,037	$(7,192)

Gross Cruise Cost, Net Cruise Cost, Net Cruise Cost Excluding Fuel and Adjusted Net Cruise Cost Excluding Fuel were calculated as follows (in thousands):

	Three Months Ended
	March 31,
		2022
		Constant
	2022	Currency	2021
Total cruise operating expense	$735,413	$737,768	$200,855
Marketing, general and administrative expense	296,207	297,565	203,195
Gross Cruise Cost	1,031,620	1,035,333	404,050
Less:
Commissions, transportation and other expense	87,958	88,186	9,033
Onboard and other expense	32,550	32,550	1,259
Net Cruise Cost	911,112	914,597	393,758
Less: Fuel expense	135,509	135,509	42,603
Net Cruise Cost Excluding Fuel	775,603	779,088	351,155
Less Non-GAAP Adjustments:
Non-cash deferred compensation (1)	699	699	905
Non-cash share-based compensation (2)	32,792	32,792	26,601
Adjusted Net Cruise Cost Excluding Fuel	$742,112	$745,597	$323,649
(1)	Non-cash deferred compensation expenses related to the crew pension plan and other crew expenses, which are included in payroll and related expense.
(2)	Non-cash share-based compensation expenses related to equity awards, which are included in marketing, general and administrative expense and payroll and related expense.

Adjusted Net Loss and Adjusted EPS were calculated as follows (in thousands, except share and per share data):

	Three Months Ended
	March 31,
	2022	2021
Net loss	$(982,714)	$(1,370,192)
Non-GAAP Adjustments:
Non-cash deferred compensation (1)	1,012	1,003
Non-cash share-based compensation (2)	32,792	26,601
Extinguishment and modification of debt (3)	188,433	674,019
Adjusted Net Loss	$(760,477)	$(668,569)
Diluted weighted-average shares outstanding - Net loss and Adjusted Net Loss	417,734,591	329,377,207
Diluted loss per share	$(2.35)	$(4.16)
Adjusted EPS	$(1.82)	$(2.03)
(1)	Non-cash deferred compensation expenses related to the crew pension plan and other crew expenses, which are included in payroll and related expense and other income (expense), net.
(2)	Non-cash share-based compensation expenses related to equity awards, which are included in marketing, general and administrative expense and payroll and related expense.
(3)	Losses on extinguishment of debt and modification of debt are included in interest expense, net.

EBITDA and Adjusted EBITDA were calculated as follows (in thousands):

	Three Months Ended
	March 31,
	2022	2021
Net loss	$(982,714)	$(1,370,192)
Interest expense, net	327,685	824,441
Income tax expense	4,393	1,728
Depreciation and amortization expense	179,076	170,316
EBITDA	(471,560)	(373,707)
Other (income) expense, net (1)	(38,120)	(27,243)
Other Non-GAAP Adjustments:
Non-cash deferred compensation (2)	699	905
Non-cash share-based compensation (3)	32,792	26,601
Adjusted EBITDA	$(476,189)	$(373,444)
(1)	Primarily consists of gains and losses, net for fuel swaps not designated as hedges and foreign currency exchanges.
(2)	Non-cash deferred compensation expenses related to the crew pension plan and other crew expenses, which are included in payroll and related expense.
(3)	Non-cash share-based compensation expenses related to equity awards, which are included in marketing, general and administrative expense and payroll and related expense.

Three months ended March 31, 2022 (“2022”) compared to three months ended March 31, 2021 (“2021”)

Revenue

Total revenue increased to $521.9 million in 2022 compared to $3.1 million in 2021. In 2022, revenue increased as we returned to service with 1.4 million Passenger Cruise Days. In 2021, voyages were cancelled due to the COVID-19 pandemic.

Expense

Total cruise operating expense increased 266.1% in 2022 compared to 2021. In 2022, our cruise operating expenses were increased due to the resumption of voyages, resulting in higher payroll, fuel, and direct variable costs of fully operating ships. Costs for certain items such as food, fuel and logistics also increased related to inflation. Additionally, in 2022, there was an increase in repair and maintenance costs, including planned Dry-docks. Gross Cruise Cost increased 155.3% in 2022 compared to 2021 primarily related to the change in costs described above plus an increase in marketing, general and administrative expenses primarily related to increased marketing costs as we returned to service. Total other operating expense increased 27.2% in 2022 compared to 2021 primarily due to the increase in marketing, general and administrative expenses.

Interest expense, net was $327.7 million in 2022 compared to $824.4 million in 2021. The decrease in interest expense reflects lower losses from extinguishment of debt and debt modification costs, which were $188.4 million in 2022 compared to $674.0 million in 2021. The decrease in interest expense also reflects lower interest expense in connection with the recent refinancings, partially offset by higher debt balances and higher LIBOR rates.

Other income (expense), net was income of $38.1 million in 2022 compared to $27.2 million in 2021. In 2022 and 2021, the income primarily related to gains on fuel swaps not designated as hedges and foreign currency exchange.

Liquidity and Capital Resources

General

As of March 31, 2022, our liquidity was $3.1 billion consisting of cash and cash equivalents and a $1 billion undrawn commitment available through August 15, 2022. Our primary ongoing liquidity requirements are to finance working capital, capital expenditures and debt service.

In February 2022, we received additional financing through various debt financings, collectively totaling $2.1 billion in gross proceeds, which has been, or will be, used to redeem all of the outstanding 2024 Senior Secured Notes and 2026 Senior Secured Notes and to make scheduled principal payments on debt maturing in 2022, including, in each case, to pay any accrued and unpaid interest thereon, as well as related premiums, fees and expenses. Refer to Note 6 – “Long-Term Debt” for further information.

The Company's monthly average cash burn for the first quarter of 2022 was approximately $375 million, below the prior estimate of approximately $390 million. This cash burn rate does not include cash inflows from bookings or contribution from ships that re-entered service. Beginning in April 2022, the Company resumed debt amortization payments which were deferred during the pandemic.

Cash burn rates include ongoing ship operating expenses, administrative operating expenses, interest expense, taxes, debt deferral fees and expected non-newbuild capital expenditures and excludes cash refunds of customer deposits as well as cash inflows from new and existing bookings, newbuild related capital expenditures and other working capital changes. The first quarter of 2022 cash burn rate reflects the previously agreed to deferral of debt amortization and newbuild related payments.

The estimation of our future cash flow projections includes numerous assumptions that are subject to various risks and uncertainties. Refer to Note 2 – “Summary of Significant Accounting Policies” for further information on liquidity and management’s plan. Refer to “Item 1A. Risk Factors” for further details regarding uncertainty related to Russia’s recent invasion of Ukraine.

There can be no assurance that the accuracy of the assumptions used to estimate our liquidity requirements will be correct, and our ability to be predictive is uncertain due to the unknown magnitude and duration of the COVID-19 global pandemic and the impact of Russia’s recent invasion of Ukraine. Based on the liquidity estimates and our current resources, we have concluded we have sufficient liquidity to satisfy our obligations for at least the next 12 months. Nonetheless, we anticipate that we will need additional equity and/or debt financing to fund our operations in the future if a substantial portion of our fleet suspends cruise voyages or operates at significantly reduced occupancy levels for a prolonged period. There is no assurance that cash flows from operations and additional financings will be available in the future to fund our future obligations. Beyond 12 months, we will pursue refinancings and other balance sheet optimization transactions from time to time in order to reduce interest rates and extend debt maturities. We expect to collaborate with financing institutions regarding these refinancing and optimization transactions as opportunities arise in the short-term to amend long-term arrangements.

We have received certain financial and other debt covenant waivers and added new free liquidity requirements. At March 31, 2022, taking into account such waivers, we were in compliance with all of our debt covenants. If we do not continue to remain in compliance with our covenants, we would have to seek to amend the covenants. However, no assurances can be made that such amendments would be approved by our lenders. Generally, if an event of default under any debt agreement occurs, then pursuant to cross default and/or cross acceleration clauses, substantially all of our outstanding debt and derivative contract payables could become due, and all debt and derivative contracts could be terminated, which would have a material adverse impact to our operations and liquidity.

Since March 2020, Moody’s has downgraded our long-term issuer rating to B2, our senior secured rating to B1 and our senior unsecured rating to Caa1. Since April 2020, S&P Global has downgraded our issuer credit rating to B, lowered our issue-level rating on our $875 million Revolving Loan Facility and $1.5 billion Term Loan A Facility to BB-, our issue-level rating on our other senior secured notes to B+ and our senior unsecured rating to B-. If our credit ratings were to be further downgraded, or general market conditions were to ascribe higher risk to our rating levels, our industry, or us, our access to capital and the cost of any debt or equity financing will be further negatively impacted. We also have capacity to incur additional indebtedness under our debt agreements and may issue additional ordinary shares from time to time, subject to our authorized number of ordinary shares. However, there is no guarantee that debt or equity financings will be available in the future to fund our obligations, or that they will be available on terms consistent with our expectations.

As of March 31, 2022, we had advance ticket sales of $2.2 billion, including the long-term portion, which included approximately $0.6 billion of future cruise credits. We also have agreements with our credit card processors that, as of March 31, 2022, governed approximately $1.7 billion in advance ticket sales that had been received by the Company relating to future voyages. These agreements allow the credit card processors to require under certain circumstances, including the existence of a material adverse change, excessive chargebacks and other triggering events, that the Company maintain a reserve which would be satisfied by posting collateral. Although the agreements vary, these requirements may generally be satisfied either through a percentage of customer payments withheld or providing cash funds directly to the card processor. Any cash reserve or collateral requested could be increased or decreased. As of March 31, 2022, we had cash collateral reserves of approximately $1.1 billion with credit card processors, of which approximately $426.2 million is recognized in accounts receivable, net and approximately $665.3 million in other long-term assets. We may be required to pledge additional collateral and/or post additional cash reserves or take other actions that may further reduce our liquidity.

Sources and Uses of Cash

In this section, references to “2022” refer to the three months ended March 31, 2022 and references to “2021” refer to the three months ended March 31, 2021.

Net cash used in operating activities was $371.0 million in 2022 as compared to net cash used in operating activities of $852.0 million in 2021. The net cash used in operating activities included timing differences in cash receipts and payments relating to operating assets and liabilities. Advance ticket sales increased by $417.9 million in 2022. Advance ticket sales increased by $75.6 million in 2021 while the change in prepaid expenses and other assets, which contains our long-term reserves with credit card processors, decreased cash by $406.8 million in 2021.

Net cash provided by investing activities was $79.7 million in 2022 and net cash used in investing activities was $343.3 million in 2021. The net cash provided by investing activities was primarily related to maturities of short-term investments partially offset by newbuild payments and ship improvement projects in 2022. The net cash used in investing activities was primarily related to purchases of short-term investments in 2021.

Net cash provided by financing activities was $0.9 billion in 2022 primarily due to the proceeds of $2.1 billion from our various note offerings partially offset by debt repayments and related redemption premiums associated with extinguishment of certain senior secured notes. Net cash provided by financing activities was $1.2 billion in 2021 primarily due to the proceeds of $2.7 billion from our various note and equity offerings partially offset by debt repayments and a related redemption premium associated with extinguishment of the Private Exchangeable Notes.

Future Capital Commitments

Future capital commitments consist of contracted commitments, including ship construction contracts. Anticipated expenditures related to ship construction contracts were $1.6 billion for the remainder of 2022 and $2.5 billion and $1.4 billion for the years ending December 31, 2023 and 2024, respectively. The Company has export credit financing in place for the anticipated expenditures related to ship construction contracts of $0.9 billion for the remainder of 2022 and $2.0 billion and $0.7 billion for the years ending December 31, 2023 and 2024, respectively. Anticipated non-newbuild capital expenditures for the remainder of 2022 are approximately $0.3 billion, which includes health and safety investments. Future expected capital expenditures will significantly increase our depreciation and amortization expense.

For the Norwegian brand, we have six Prima Class Ships on order, each ranging from approximately 140,000 to 156,300 Gross Tons with approximately 3,215 to 3,550 Berths, with expected delivery dates from 2022 through 2027. For the

Regent brand, we have an order for one Explorer Class Ship to be delivered in 2023, which will be approximately 55,000 Gross Tons and 750 Berths. For the Oceania Cruises brand, we have orders for two Allura Class Ships to be delivered in 2023 and 2025. Each of the Allura Class Ships will be approximately 67,000 Gross Tons and 1,200 Berths. The impacts of COVID-19 on the shipyards where our ships are under construction (or will be constructed) have resulted in some delays in expected ship deliveries, and the impacts of COVID-19 and/or Russia’s recent invasion of Ukraine could result in additional delays in ship deliveries in the future, which may be prolonged.

The combined contract prices of the nine ships on order for delivery was approximately €7.7 billion, or $8.5 billion based on the euro/U.S. dollar exchange rate as of March 31, 2022. We have obtained export credit financing which is expected to fund approximately 80% of the contract price of each ship, subject to certain conditions. We do not anticipate any contractual breaches or cancellations to occur. However, if any such events were to occur, it could result in, among other things, the forfeiture of prior deposits or payments made by us and potential claims and impairment losses which may materially impact our business, financial condition and results of operations.

Capitalized interest for the three months ended March 31, 2022 and 2021 was $13.3 million and $8.2 million, respectively, primarily associated with the construction of our newbuild ships.

Material Cash Requirements

As of March 31, 2022, our material cash requirements for debt and ship construction were as follows (in thousands):

	Remainder of
	2022	2023	2024	2025	2026	2027	Thereafter	Total
Long-term debt (1)	$1,232,361	$1,433,919	$4,086,120	$1,421,883	$2,239,561	$3,190,360	$2,375,220	$15,979,424
Ship construction contracts (2)	1,468,358	2,265,939	1,078,360	1,560,485	984,051	860,311	—	8,217,504
Total	$2,700,719	$3,699,858	$5,164,480	$2,982,368	$3,223,612	$4,050,671	$2,375,220	$24,196,928
(1)	Includes principal as well as estimated interest payments with LIBOR held constant as of March 31, 2022. Excludes the impact of any future possible refinancings and undrawn export-credit backed facilities.
(2)	Ship construction contracts are for our newbuild ships based on the euro/U.S. dollar exchange rate as of March 31, 2022. As of March 31, 2022, we have committed undrawn export-credit backed facilities of approximately $6.7 billion which funds approximately 80% of our ship construction contracts.

Funding Sources

Certain of our debt agreements contain covenants that, among other things, require us to maintain a minimum level of liquidity, as well as limit our net funded debt-to-capital ratio and maintain certain other ratios. Substantially all of our ships are pledged as collateral for certain of our debt. We have received certain financial and other debt covenant waivers through December 31, 2022 and added new free liquidity requirements. We believe we were in compliance with these covenants as of March 31, 2022.

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

We believe our cash on hand, the undrawn $1 billion commitment, the expected return of a portion of the cash collateral from our credit card processors, expected future operating cash inflows and our ability to issue debt securities or additional equity securities, will be sufficient to fund operations, debt payment requirements, capital expenditures and maintain compliance with covenants under our debt agreements over the next 12-month period. Certain debt covenant waivers and modifications were received in 2021 to enable the Company to maintain this compliance. Refer to “—Liquidity and Capital Resources—General” for further information regarding the debt covenant waivers and liquidity requirements.

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

We refer you to “—Liquidity and Capital Resources—General” for information regarding collateral provided to our credit card processors.

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

Interest Rate Risk

As of March 31, 2022, 72% of our debt was fixed and 28% was variable. As of December 31, 2021, 72% of our debt was fixed and 28% was variable, which includes the effects of an interest rate swap that matured during the three months ended March 31, 2022. The notional amount of our outstanding debt associated with the interest rate swap was $0.2 billion as of December 31, 2021. Based on our March 31, 2022 outstanding variable rate debt balance, a one percentage point increase in annual LIBOR interest rates would increase our annual interest expense by approximately $38.3 million excluding the effects of capitalization of interest.

Foreign Currency Exchange Rate Risk

As of March 31, 2022, we had foreign currency derivatives to hedge the exposure to volatility in foreign currency exchange rates related to our ship construction contracts denominated in euros. These derivatives hedge the foreign currency exchange rate risk on a portion of the payments on our ship construction contracts. The payments not hedged aggregate €4.8 billion, or $5.3 billion based on the euro/U.S. dollar exchange rate as of March 31, 2022. As of December 31, 2021, the payments not hedged aggregated €5.0 billion, or $5.7 billion, based on the euro/U.S. dollar exchange rate as of December 31, 2021. The change from December 31, 2021 to March 31, 2022 was due to the addition of foreign currency hedges. We estimate that a 10% change in the euro as of March 31, 2022 would result in a $0.5 billion change in the U.S. dollar value of the foreign currency denominated remaining payments.

Fuel Price Risk

Our exposure to market risk for changes in fuel prices relates to the forecasted purchases of fuel on our ships. Fuel expense, as a percentage of our total cruise operating expense, was 18.4% and 21.2% for the three months ended March 31, 2022 and 2021, respectively. We use fuel derivative agreements to mitigate the financial impact of fluctuations in fuel prices and as of March 31, 2022, excluding fuel swaps for transactions that are no longer probable of occurrence, we had hedged approximately 41% and 24% of our remaining 2022 and 2023 projected metric tons of fuel purchases, respectively. As of December 31, 2021, we had hedged approximately 42% and 24% of our 2022 and 2023 projected metric tons of fuel purchases, respectively. The percentage of fuel purchases hedged changed between December 31, 2021 and March 31, 2022 primarily due to changes in forecasted purchases and the maturity of fuel swaps.

We estimate that a 10% increase in our weighted-average fuel price would increase our anticipated 2022 fuel expense by $62.7 million. This increase would be offset by an increase in the fair value of all our fuel swap agreements of $37.7 million. Fair value of our derivative contracts is derived using valuation models that utilize the income valuation approach. These valuation models take into account the contract terms such as maturity, as well as other inputs such as fuel types, fuel curves, creditworthiness of the counterparty and the Company, as well as other data points.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, as of March 31, 2022. There are inherent limitations in the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon management’s evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2022 to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that it is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Global events and conditions, including terrorist acts, armed conflicts, including Russia’s ongoing invasion of Ukraine, acts of piracy, and other international events impacting the security of travel or the global economy, or threats thereof, could adversely affect our business.

Global events and conditions, including the threat or possibility of future terrorist acts, outbreaks of hostilities or armed conflict, political unrest and instability, the issuance of government travel advisories or elevated threat warnings, increases in the activity of pirates, and other geo-political uncertainties, or the possibility or fear of such events, have had in the past and may again in the future have an adverse impact on our business. Any of these events or conditions may adversely affect demand for, and by extension pricing of, our cruises. Such events or conditions may also have downstream effects on the global economic environment, including increased fuel and commodity pricing, supply chain shortages, labor shortages, volatility in the global capital markets, contraction of the global economy leading to decreased consumer discretionary spending, and other effects impossible to predict at this time.

Armed conflicts, including Russia’s ongoing invasion of Ukraine, have impacted, and could in the future impact, our profitability and product offering by limiting the destinations to which we can travel and our operations by making it more difficult to source crew members and third-party vendors from affected regions and making it more difficult or costly to source goods we need to run our operations or to build or maintain our ships. Further, the Russia-Ukraine conflict has created extreme volatility in the global financial markets and is expected to have further global economic consequences, including disruptions of the global supply chain and energy markets and heightened volatility of commodity fuel prices. Such volatility or disruptions may have adverse consequences to our business, our suppliers and our customers. If the equity and credit markets deteriorate, including as a result of political unrest or war, it may make any necessary debt or equity financing more difficult to obtain in a timely manner or on favorable terms, more costly or more dilutive. Our business, financial condition and results of operations may be materially and adversely affected by any negative impact on the global economy, capital markets or commodity fuel prices resulting from the conflict in Ukraine or any other geopolitical tensions.

The ongoing invasion of Ukraine may also have the effect of heightening many other risks disclosed in our Annual Report on Form 10-K, any of which could materially and adversely affect our business and results of operations.

Item 6. Exhibits

10.1

Indenture, dated February 18, 2022, by and among NCL Corporation Ltd., as issuer, the guarantors party thereto and U.S. Bank Trust Company, National Association, as trustee, principal paying agent, transfer agent, registrar and security agent, with respect to 5.875% senior secured notes due 2027 (incorporated herein by reference to Exhibit 4.2 to Norwegian Cruise Line Holdings Ltd.’s Form 8-K filed on February 22, 2022 (File No. 001-35784))

10.2

Indenture, dated February 18, 2022, by and between NCL Corporation Ltd., as issuer, and U.S. Bank Trust Company, National Association, as trustee, principal paying agent, transfer agent and registrar, with respect to 7.750% senior unsecured notes due 2029 (incorporated herein by reference to Exhibit 4.3 to Norwegian Cruise Line Holdings Ltd.’s Form 8-K filed on February 22, 2022 (File No. 001-35784))

10.3

Indenture, dated February 15, 2022, by and among NCL Corporation Ltd., as issuer, Norwegian Cruise Line Holdings Ltd., as guarantor, and U.S. Bank Trust Company, National Association, as trustee, with respect to 2.50% exchangeable senior notes due 2027 (incorporated herein by reference to Exhibit 4.1 to Norwegian Cruise Line Holdings Ltd.’s Form 8-K filed on February 22, 2022 (File No. 001-35784))

10.4

Amendment to Employment Agreement by and between NCL (Bahamas) Ltd. and T. Robin Lindsay, dated as of February 14, 2022 (incorporated herein by reference to Exhibit 10.1 to Norwegian Cruise Line Holdings Ltd.’s Form 8-K filed on February 18, 2022 (File No. 001-35784))†

10.5

Amendment to Employment Agreement by and between Prestige Cruise Services, LLC and Jason Montague, dated as of February 14, 2022 (incorporated herein by reference to Exhibit 10.2 to Norwegian Cruise Line Holdings Ltd.’s Form 8-K filed on February 18, 2022 (File No. 001-35784))†

10.6

Directors’ Compensation Policy (effective January 1, 2022) (incorporated herein by reference to Exhibit 10.48 to Norwegian Cruise Line Holdings Ltd.’s Form 10-K filed on March 1, 2022 (File No. 001-35784))†

10.7

Form of Norwegian Cruise Line Holdings Ltd. Time-based Restricted Share Unit Award Agreement (President and Chief Executive Officer 2022) (incorporated herein by reference to Exhibit 10.57 to Norwegian Cruise Line Holdings Ltd.’s Form 10-K filed on March 1, 2022 (File No. 001-35784))†

10.8

Form of Norwegian Cruise Line Holdings Ltd. Performance-based Restricted Share Unit Award Agreement (President and Chief Executive Officer 2022) (incorporated herein by reference to Exhibit 10.58 to Norwegian Cruise Line Holdings Ltd.’s Form 10-K filed on March 1, 2022 (File No. 001-35784))†

10.9

Form of Norwegian Cruise Line Holdings Ltd. Performance-based Restricted Share Unit Award Agreement (2022) (incorporated herein by reference to Exhibit 10.59 to Norwegian Cruise Line Holdings Ltd.’s Form 10-K filed on March 1, 2022 (File No. 001-35784))†

10.10	Form of Restricted Cash Retention Agreement (2022) (incorporated herein by reference to Exhibit 10.60 to Norwegian Cruise Line Holdings Ltd.’s Form 10-K filed on March 1, 2022 (File No. 001-35784))†
31.1*	Certification of the President and Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934
31.2*	Certification of the Executive Vice President and Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934
32.1**

Certifications of the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code

101*

The following unaudited consolidated financial statements from Norwegian Cruise Line Holdings Ltd.’s Quarterly Report on Form 10‑Q for the quarterly period ended March 31, 2022, formatted in Inline XBRL:

(i) the Consolidated Statements of Operations for the three months ended March 31, 2022 and 2021;

(ii) the Consolidated Statements of Comprehensive Loss for the three months ended March 31, 2022 and 2021;

(iii) the Consolidated Balance Sheets as of March 31, 2022 and December 31, 2021;

(iv) the Consolidated Statements of Cash Flows for the three months ended March 31, 2022 and 2021;

(v) the Consolidated Statements of Changes in Shareholders’ Equity for the three months ended March 31, 2022 and 2021; and

(vi) the Notes to the Consolidated Financial Statements.

104*

The cover page from Norwegian Cruise Line Holdings Ltd.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, formatted in Inline XBRL and included in the interactive data files submitted as Exhibit 101.

*    Filed herewith.

**  Furnished herewith.

†Management contract or compensatory plan.

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

Dated: May 10, 2022