Form 10-Q
period 2022-09-30
Norwegian Cruise Line Holdings Ltd.
filed 2022-11-08
CIK 1513761

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

There were 421,396,100 ordinary shares outstanding as of October 31, 2022.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Norwegian Cruise Line Holdings Ltd.

Consolidated Statements of Operations

(Unaudited)

(in thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Revenue
Passenger ticket	$1,105,908	$86,127	$2,242,255	$87,877
Onboard and other	509,602	66,954	1,082,376	72,672
Total revenue	1,615,510	153,081	3,324,631	160,549
Cruise operating expense
Commissions, transportation and other	352,798	32,338	696,946	47,935
Onboard and other	126,740	19,306	255,445	21,841
Payroll and related	287,390	154,440	790,697	323,225
Fuel	186,984	79,238	503,682	175,931
Food	76,810	16,672	177,483	27,314
Other	208,176	137,762	623,374	294,092
Total cruise operating expense	1,238,898	439,756	3,047,627	890,338
Other operating expense
Marketing, general and administrative	375,291	229,142	1,000,578	617,820
Depreciation and amortization	186,551	173,289	547,214	517,867
Total other operating expense	561,842	402,431	1,547,792	1,135,687
Operating loss	(185,230)	(689,106)	(1,270,788)	(1,865,476)
Non-operating income (expense)
Interest expense, net	(152,330)	(161,205)	(624,392)	(1,122,905)
Other income (expense), net	31,461	4,720	100,572	57,464
Total non-operating income (expense)	(120,869)	(156,485)	(523,820)	(1,065,441)
Net loss before income taxes	(306,099)	(845,591)	(1,794,608)	(2,930,917)
Income tax benefit (expense)	10,705	(294)	7,179	(2,949)
Net loss	$(295,394)	$(845,885)	$(1,787,429)	$(2,933,866)
Weighted-average shares outstanding
Basic	420,798,538	370,016,479	419,224,710	356,591,143
Diluted	420,798,538	370,016,479	419,224,710	356,591,143
Loss per share
Basic	$(0.70)	$(2.29)	$(4.26)	$(8.23)
Diluted	$(0.70)	$(2.29)	$(4.26)	$(8.23)

The accompanying notes are an integral part of these consolidated financial statements.

Norwegian Cruise Line Holdings Ltd.

Consolidated Statements of Comprehensive Loss

(Unaudited)

(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Net loss	$(295,394)	$(845,885)	$(1,787,429)	$(2,933,866)
Other comprehensive loss:
Shipboard Retirement Plan	95	98	2,665	295
Cash flow hedges:
Net unrealized loss	(195,543)	(45,134)	(246,742)	(73,497)
Amount realized and reclassified into earnings	(31,762)	12,948	(75,339)	48,328
Total other comprehensive loss	(227,210)	(32,088)	(319,416)	(24,874)
Total comprehensive loss	$(522,604)	$(877,973)	$(2,106,845)	$(2,958,740)

The accompanying notes are an integral part of these consolidated financial statements.

Norwegian Cruise Line Holdings Ltd.

Consolidated Balance Sheets

(Unaudited)

(in thousands, except share data)

	September 30,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$1,186,714	$1,506,647
Short-term investments	—	240,000
Accounts receivable, net	393,118	1,167,473
Inventories	155,880	118,205
Prepaid expenses and other assets	421,672	269,243
Total current assets	2,157,384	3,301,568
Property and equipment, net	14,511,649	13,528,806
Goodwill	98,134	98,134
Trade names	500,525	500,525
Other long-term assets	1,683,237	1,300,804
Total assets	$18,950,929	$18,729,837
Liabilities and shareholders’ equity
Current liabilities:
Current portion of long-term debt	$1,012,722	$876,890
Accounts payable	141,305	233,172
Accrued expenses and other liabilities	1,217,103	1,059,034
Advance ticket sales	2,291,624	1,561,336
Total current liabilities	4,662,754	3,730,432
Long-term debt	12,893,407	11,569,700
Other long-term liabilities	994,985	997,055
Total liabilities	18,551,146	16,297,187
Commitments and contingencies (Note 10)
Shareholders’ equity:
Ordinary shares, $0.001 par value; 980,000,000 shares authorized; 421,393,338 shares issued and outstanding at September 30, 2022 and 416,891,915 shares issued and outstanding at December 31, 2021	421	417
Additional paid-in capital	7,587,699	7,513,725
Accumulated other comprehensive income (loss)	(604,502)	(285,086)
Accumulated deficit	(6,583,835)	(4,796,406)
Total shareholders’ equity	399,783	2,432,650
Total liabilities and shareholders’ equity	$18,950,929	$18,729,837

The accompanying notes are an integral part of these consolidated financial statements.

Norwegian Cruise Line Holdings Ltd.

Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Nine Months Ended
	September 30,
	2022	2021
Cash flows from operating activities
Net loss	$(1,787,429)	$(2,933,866)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	593,423	560,972
Gain on derivatives	(151)	(23,560)
Loss on extinguishment of debt	188,433	601,539
Provision for bad debts and inventory obsolescence	5,438	14,118
Gain on involuntary conversion of assets	(1,880)	(7,706)
Share-based compensation expense	88,923	88,974
Net foreign currency adjustments on euro-denominated debt	(17,672)	(7,238)
Changes in operating assets and liabilities:
Accounts receivable, net	765,692	(979,890)
Inventories	(38,388)	(26,676)
Prepaid expenses and other assets	(555,561)	(65,771)
Accounts payable	(97,802)	15,014
Accrued expenses and other liabilities	116,947	142,144
Advance ticket sales	713,447	469,595
Net cash used in operating activities	(26,580)	(2,152,351)
Cash flows from investing activities
Additions to property and equipment, net	(1,628,442)	(539,530)
Purchases of short-term investments	—	(770,000)
Proceeds from maturities of short-term investments	240,000	205,000
Cash paid on settlement of derivatives	(214,035)	(14,465)
Other	10,991	11,024
Net cash used in investing activities	(1,591,486)	(1,107,971)
Cash flows from financing activities
Repayments of long-term debt	(1,465,439)	(889,206)
Proceeds from long-term debt	3,003,003	1,345,041
Common share issuance proceeds, net	—	1,558,396
Proceeds from employee related plans	5,267	3,141
Net share settlement of restricted share units	(20,212)	(16,672)
Early redemption premium	(172,012)	(611,164)
Deferred financing fees	(52,474)	(59,880)
Net cash provided by financing activities	1,298,133	1,329,656
Net decrease in cash and cash equivalents	(319,933)	(1,930,666)
Cash and cash equivalents at beginning of period	1,506,647	3,300,482
Cash and cash equivalents at end of period	$1,186,714	$1,369,816

The accompanying notes are an integral part of these consolidated financial statements.

Norwegian Cruise Line Holdings Ltd.

Consolidated Statements of Changes in Shareholders’ Equity

(Unaudited)

(in thousands)

	Three Months Ended September 30, 2022
			Accumulated
		Additional	Other		Total
	Ordinary	Paid-in	Comprehensive	Accumulated	Shareholders’
	Shares	Capital	Income (Loss)	Deficit	Equity
Balance, June 30, 2022	$419	$7,567,129	$(377,292)	$(6,288,441)	$901,815
Share-based compensation	—	26,083	—	—	26,083
Issuance of shares under employee related plans	2	2,708	—	—	2,710
Net share settlement of restricted share units	—	(8,221)	—	—	(8,221)
Other comprehensive loss, net	—	—	(227,210)	—	(227,210)
Net loss	—	—	—	(295,394)	(295,394)
Balance, September 30, 2022	$421	$7,587,699	$(604,502)	$(6,583,835)	$399,783

	Nine Months Ended September 30, 2022
			Accumulated
		Additional	Other		Total
	Ordinary	Paid-in	Comprehensive	Accumulated	Shareholders’
	Shares	Capital	Income (Loss)	Deficit	Equity
Balance, December 31, 2021	$417	$7,513,725	$(285,086)	$(4,796,406)	$2,432,650
Share-based compensation	—	88,923	—	—	88,923
Issuance of shares under employee related plans	4	5,263	—	—	5,267
Net share settlement of restricted share units	—	(20,212)	—	—	(20,212)
Other comprehensive loss, net	—	—	(319,416)	—	(319,416)
Net loss	—	—	—	(1,787,429)	(1,787,429)
Balance, September 30, 2022	$421	$7,587,699	$(604,502)	$(6,583,835)	$399,783

The accompanying notes are an integral part of these consolidated financial statements.

Norwegian Cruise Line Holdings Ltd.

Consolidated Statements of Changes in Shareholders’ Equity - Continued

(Unaudited)

(in thousands)

	Three Months Ended September 30, 2021
			Accumulated
		Additional	Other		Total
	Ordinary	Paid-in	Comprehensive	Accumulated	Shareholders’
	Shares	Capital	Income (Loss)	Deficit	Equity
Balance, June 30, 2021	$370	$6,329,585	$(232,903)	$(2,377,800)	$3,719,252
Share-based compensation	—	39,922	—	—	39,922
Issuance of shares under employee related plans	—	2,052	—	—	2,052
Net share settlement of restricted share units	—	(14)	—	—	(14)
Other comprehensive loss, net	—	—	(32,088)	—	(32,088)
Net loss	—	—	—	(845,885)	(845,885)
Balance, September 30, 2021	$370	$6,371,545	$(264,991)	$(3,223,685)	$2,883,239

	Nine Months Ended September 30, 2021
			Accumulated
		Additional	Other		Total
	Ordinary	Paid-in	Comprehensive	Accumulated	Shareholders’
	Shares	Capital	Income (Loss)	Deficit	Equity
Balance, December 31, 2020	$316	$4,889,355	$(240,117)	$(295,449)	$4,354,105
Share-based compensation	—	88,974	—	—	88,974
Issuance of shares under employee related plans	—	3,141	—	—	3,141
Common share issuance proceeds, net	54	1,558,342	—	—	1,558,396
Net share settlement of restricted share units	—	(16,672)	—	—	(16,672)
Cumulative change in accounting policy	—	(131,240)	—	5,630	(125,610)
Other	—	(20,355)	—	—	(20,355)
Other comprehensive loss, net	—	—	(24,874)	—	(24,874)
Net loss	—	—	—	(2,933,866)	(2,933,866)
Balance, September 30, 2021	$370	$6,371,545	$(264,991)	$(3,223,685)	$2,883,239

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

1.   Description of Business and Organization

We are a leading global cruise company which operates the Norwegian Cruise Line, Oceania Cruises and Regent Seven Seas Cruises brands. As of September 30, 2022, we had 29 ships with approximately 62,000 Berths and had orders for eight additional ships to be delivered through 2027. We have converted some double occupancy cabins to studio cabins and we expect to convert an additional 900 cabins in early 2023. Due to COVID-19, we temporarily suspended all global cruise voyages from March 2020 until July 2021, when we resumed cruise voyages on a limited basis. We refer you to Note 2 – “Summary of Significant Accounting Policies” for further information.

Norwegian Prima was delivered in July 2022. We have five additional Prima Class Ships on order with currently scheduled delivery dates from 2023 through 2027. We have one Explorer Class Ship on order for delivery in 2023. We have two Allura Class Ships on order for delivery in 2023 and 2025. These additions to our fleet will increase our total Berths to approximately 82,000.

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

Significant events affecting travel typically have an impact on demand for cruise vacations, with the full extent of the impact determined by the length of time the event influences travel decisions. The level of occupancy on our ships and the percentage of our fleet in service will depend on a number of factors including, but not limited to, the duration and extent of the COVID-19 pandemic, further resurgences of COVID-19 or the emergence of other public health crises, our ability to comply with governmental regulations and implement new health and safety protocols, port availability, travel restrictions, bans and advisories, and our ability to staff our ships. In addition, as a result of conditions associated with the COVID-19 pandemic and other global events, such as Russia’s ongoing invasion of Ukraine and actions taken by the United States and other governments in response to the invasion, the global economy, including the financial and credit markets, has recently experienced significant volatility and disruptions, including increases in inflation rates, fuel prices, and interest rates. These conditions have resulted, and may continue to result, in increased expenses and may also impact travel or consumer discretionary spending. We believe the ongoing effects of the foregoing factors and events on our operations and global bookings have had, and will continue to have, a significant impact on our financial results and liquidity.

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

We cannot make assurances that our assumptions used to estimate our liquidity requirements will not change due to the dynamic nature of the current economic landscape. Accordingly, the full effect of the COVID-19 pandemic and other global events impacting macroeconomic conditions and travel and consumer discretionary spending, including Russia’s ongoing invasion of Ukraine, on our financial performance and financial condition cannot be quantified at this time. We have made reasonable estimates and judgments of the impact of these events within our financial statements and there may be material changes to those estimates in future periods. We have taken actions to improve our liquidity, including completing various capital market transactions and making capital expenditure and operating expense reductions, and we expect to continue to pursue further opportunities to improve our liquidity.

Based on these actions and assumptions as discussed above, and considering our cash and cash equivalents of $1.2 billion as of September 30, 2022 and the net impact of our $1 billion undrawn commitment less related fees (see Note 7 – “Long-Term Debt”), we have concluded that we have sufficient liquidity to satisfy our obligations for at least the next twelve months.

Subsequent to the liquidity assessment period (twelve months from the issuance of these financial statements), the

Company has approximately $2.2 billion of debt that will mature in January 2024. The Company is currently taking steps to address this maturity.

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

Revisions to Previously Reported Quarterly Financial Statements

During the fourth quarter of 2021, the Company identified an error in its consolidated balance sheet as of September 30, 2021 and consolidated statement of cash flows for the nine months ended September 30, 2021. Based on their nature, certain amounts shown as cash and cash equivalents should have been classified as short-term investments. We have determined that these errors were not material to the previously issued interim financial statements for the period ended September 30, 2021.

As a result of the error, the amounts previously reported as cash and cash equivalents have been reclassified to cash flows used in investing activities in the consolidated statement of cash flows for the nine months ended September 30, 2021 as follows (in thousands):

	Nine months ended September 30, 2021
	Previously		As
	Reported	Adjustments	Reported
Cash flows from investing activities
Purchases of short-term investments	$—	$(770,000)	$(770,000)
Proceeds from maturities of short-term investments	—	205,000	205,000
Net cash used in investing activities	(542,971)	(565,000)	(1,107,971)

Net decrease in cash and cash equivalents	(1,365,666)	(565,000)	(1,930,666)
Cash and cash equivalents at end of period	1,934,816	(565,000)	1,369,816

Loss Per Share

A reconciliation between basic and diluted loss per share was as follows (in thousands, except share and per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Net loss	$(295,394)	$(845,885)	$(1,787,429)	$(2,933,866)
Basic weighted-average shares outstanding	420,798,538	370,016,479	419,224,710	356,591,143
Dilutive effect of share awards	—	—	—	—
Diluted weighted-average shares outstanding	420,798,538	370,016,479	419,224,710	356,591,143
Basic loss per share	$(0.70)	$(2.29)	$(4.26)	$(8.23)
Diluted loss per share	$(0.70)	$(2.29)	$(4.26)	$(8.23)

For the three months ended September 30, 2022 and 2021, a total of 96.3 million and 98.9 million, respectively, and for the nine months ended September 30, 2022 and 2021, a total of 93.5 million and 106.3 million, respectively, shares have been excluded from diluted weighted-average shares outstanding because the effect of including them would have been anti-dilutive.

Foreign Currency

The majority of our transactions are settled in U.S. dollars. We remeasure assets and liabilities denominated in foreign currencies at exchange rates in effect at the balance sheet date. The resulting gains or losses are recognized in our consolidated statements of operations within other income (expense), net. We recognized gains of $34.7 million and $9.9 million for the three months ended September 30, 2022 and 2021, respectively, and gains of $79.4 million and $14.9 million for the nine months ended September 30, 2022 and 2021, respectively, related to remeasurement of assets and liabilities denominated in foreign currencies. Remeasurements of foreign currency related to operating activities are recognized within changes in operating assets and liabilities in the consolidated statement of cash flows.

Depreciation and Amortization Expense

The amortization of deferred financing fees is included in depreciation and amortization expense in the consolidated statements of cash flows; however, for purposes of the consolidated statements of operations they are included in interest expense, net.

Accounts Receivable, Net

Accounts receivable, net included $237.0 million and $1.1 billion due from credit card processors as of September 30, 2022 and December 31, 2021, respectively.

Recently Issued Accounting Guidance

In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”), which provided guidance to alleviate the burden in accounting for reference rate reform by allowing certain expedients and exceptions in applying GAAP to contracts, hedging relationships and other transactions impacted by reference rate reform. The provisions apply only to those transactions that reference LIBOR or another reference rate expected to be discontinued due to reference rate reform. Adoption of the provisions of ASU 2020-04 are optional and are effective from March 12, 2020 through December 31, 2022. As of September 30, 2022, we have not adopted any expedients and exceptions under ASU 2020-04. We will continue to evaluate the impact of ASU 2020-04 on our consolidated financial statements.

3.   Revenue Recognition

Disaggregation of Revenue

Revenue and cash flows are affected by economic factors in various geographical regions. Revenues by destination were as follows (in thousands):

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2022	2022
North America	$892,971	$2,053,909
Europe	718,435	1,243,149
Asia-Pacific	2,957	24,611
Other	1,147	2,962
Total revenue	$1,615,510	$3,324,631

Amounts for the comparative three and nine months ended September 30, 2021 are excluded as the information is not meaningful. North America includes the U.S., the Caribbean, Canada and Mexico. Europe includes the Baltic region, Canary Islands and Mediterranean. Asia-Pacific includes Australia, New Zealand and Asia. Other includes all other international territories.

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

Contract Balances

Receivables from customers are included within accounts receivable, net. As of September 30, 2022, our receivables from customers were $58.5 million.

Our cancellation policies permit certain guests to cancel cruises booked within certain windows for specified time periods up to 15 days prior to departure or in the event of a positive COVID-19 test, and the guests will receive future cruise credits. Standard cancellation penalties apply for all sailings after September 30, 2022. Future cruise credits that have been issued as face value reimbursement for cancelled bookings due to COVID-19 are generally valid for any sailing through June 30, 2023, and we may further extend this offer. The future cruise credits are not contracts, and therefore, guests who elected this option are excluded from our contract liability balance; however, the credit for the original amount paid is included in advance ticket sales.

Our contract liabilities are included within advance ticket sales. As of September 30, 2022 and December 31, 2021, our contract liabilities were $1.6 billion and $161.8 million, respectively. Of the amounts included within contract liabilities as of September 30, 2022, approximately 40% were refundable in accordance with our cancellation policies. Of the deposits included within advance ticket sales, the majority are refundable in accordance with our cancellation policies and it is uncertain to what extent guests may request refunds. Refunds payable to guests are included in accounts payable. For the nine months ended September 30, 2022, $123.1 million of revenue recognized was included in the contract liability balance at the beginning of the period.

For cruise vacations that had been cancelled by us due to COVID-19, during the three months ended September 30, 2021, approximately $0.9 million, and during the nine months ended September 30, 2022 and 2021, approximately $0.3 million and $26.9 million, respectively, in costs to obtain these contracts, consisting of protected commissions, including those paid to employees, and credit card fees, were recognized in earnings.

4.   Leases

In April 2020, the FASB issued interpretive guidance relating to the accounting for lease concessions provided as a result of COVID-19. In this guidance, entities can elect not to apply lease modification accounting with respect to such lease concessions and instead, treat the concession as if it was a part of the existing contract. In 2020, the Company elected to not evaluate leases under the lease modification accounting framework for concessions that result from effects of the COVID-19 pandemic. In relation to our rights to use port facilities, we have elected the approach consistent with resolving a contingency, which allows us to remeasure the lease liability and recognize the amount of change in the lease liability as an adjustment to the carrying amount of the associated right-of-use asset. As of September 30, 2022, certain of our port facilities were remeasured with an increase of $35.2 million to other long-term assets and other long-term liabilities.

Operating lease balances were as follows (in thousands):

	Balance Sheet location	September 30, 2022	December 31, 2021
Operating leases
Right-of-use assets	Other long-term assets	$826,334	$794,187
Current operating lease liabilities	Accrued expenses and other liabilities	40,708	34,407
Non-current operating lease liabilities	Other long-term liabilities	696,917	670,688

5.   Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) for the nine months ended September 30, 2022 was as follows (in thousands):

	Nine Months Ended September 30, 2022
				Change
	Accumulated	Change		Related to
	Other	Related to		Shipboard
	Comprehensive	Cash Flow		Retirement
	Income (Loss)	Hedges		Plan
Accumulated other comprehensive income (loss) at beginning of period	$(285,086)	$(279,696)		$(5,390)
Current period other comprehensive income (loss) before reclassifications	(244,361)	(246,742)		2,381
Amounts reclassified into earnings	(75,055)	(75,339)	(1)	284	(2)
Accumulated other comprehensive income (loss) at end of period	$(604,502)	$(601,777)	(3)	$(2,725)

Accumulated other comprehensive income (loss) for the nine months ended September 30, 2021 was as follows (in thousands):

	Nine Months Ended September 30, 2021
				Change
	Accumulated	Change		Related to
	Other	Related to		Shipboard
	Comprehensive	Cash Flow		Retirement
	Income (Loss)	Hedges		Plan
Accumulated other comprehensive income (loss) at beginning of period	$(240,117)	$(234,334)		$(5,783)
Current period other comprehensive loss before reclassifications	(73,497)	(73,497)		—
Amounts reclassified into earnings	48,623	48,328	(1)	295	(2)
Accumulated other comprehensive income (loss) at end of period	$(264,991)	$(259,503)		$(5,488)
(1)	We refer you to Note 8 – “Fair Value Measurements and Derivatives” for the affected line items in the consolidated statements of operations.
(2)	Amortization of prior-service cost and actuarial loss reclassified to other income (expense), net.
(3)	Includes $29.8 million of gain expected to be reclassified into earnings in the next 12 months.

6.   Property and Equipment, net

Property and equipment, net increased $1.0 billion for the nine months ended September 30, 2022 primarily due to the delivery of Norwegian Prima. We determine the weighted average useful lives of our ships based primarily on our estimates of the useful lives of the ships’ major component systems on the date of acquisition, such as cabins, main diesels, main electric, superstructure and hull, and their related proportional weighting to the ship as a whole. We have assessed the weighted-average useful life of the components of Norwegian Prima and assigned a useful life of 35 years with a 10% residual value to the Prima Class Ships. The useful life and residual value consider the historical useful lives of similar assets, manufacturer recommended lives, planned maintenance programs, anticipated changes in technological conditions and the related proportional weighting of the major components of the Prima Class Ships.

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

NCLC has used the net proceeds from the Notes Offering and the Exchangeable Notes Offering to redeem (the “Redemption”) all of the outstanding 2024 Senior Secured Notes and 2026 Senior Secured Notes and to make scheduled principal payments on debt maturing in 2022, including, in each case, to pay any accrued and unpaid interest thereon, as well as related premiums, fees and expenses. Simultaneously with the Redemption, and pursuant to certain provisions contained in the indentures governing the 2026 Senior Unsecured Notes and the 2028 Senior Unsecured Notes, each of the guarantors party to such indentures were released from their obligations thereunder. The resulting losses on extinguishments, which are recognized in interest expense, net, were $188.4 million for the nine months ended September 30, 2022.

In July 2022, NCLC entered into a $1 billion amended and restated commitment letter with the purchasers named therein (collectively, the “Commitment Parties”), which supersedes a $1 billion commitment letter previously executed in November 2021. The amended commitment has been extended through March 31, 2023. Under the amended commitment, the Commitment Parties have agreed to purchase an aggregate of $1 billion of notes at NCLC’s option. NCLC has the option to make up to two draws, in which case NCLC will issue an aggregate of (i) $450 million principal amount of 8.0% senior secured notes due 2025 (the “Secured Notes”) and (ii) $550 million principal amount of 8.0% senior notes due three years after the issue date (the “Unsecured Notes” and, together with the Secured Notes, the “Notes”). The Secured Notes must be issued prior to the Unsecured Notes, and the principal amount of Secured Notes issuable will be increased to the extent that NCLC obtains an increase in obligations that may be secured by liens on collateral pursuant to the terms and conditions of NCLC’s debt agreements (with the principal amount of Unsecured Notes decreased commensurately). If drawn, the Secured Notes will be secured by first-priority interests in, among other things and subject to certain agreed security principles, shares of capital stock in certain guarantors, our material intellectual property and two islands that we use in the operations of our cruise business. The Secured Notes will also be guaranteed by our subsidiaries that own the property that secures the Secured Notes as well as certain additional subsidiaries whose assets do not secure the Secured Notes if drawn. If drawn, the Notes will be subject to a quarterly duration fee of 1.5% with respect to the Secured Notes and a semi-annual duration fee of 3.0% with respect to the Unsecured Notes, as well as draw fees of 3.0% with respect to the Secured Notes and 5.0% with respect to the Unsecured Notes. As of November 8, 2022, the Company has not drawn under this commitment.

We had export credit financing in place for 80% of the contract price for Norwegian Prima, for which we took delivery in July 2022. The associated $1.1 billion term loan bears interest at a fixed rate of 2.68% with a maturity date of July 31, 2034. Principal and interest payments are payable semiannually.

Exchangeable Notes

The following is a summary of NCLC’s exchangeable notes as of September 30, 2022 (in thousands):

		Unamortized
	Principal	Deferred	Net Carrying	Fair Value
	Amount	Financing Fees	Amount	Amount	Leveling
2024 Exchangeable Notes	$146,601	$(2,357)	$144,244	$157,958	Level 2
2025 Exchangeable Notes	450,000	(6,932)	443,068	419,864	Level 2
2027 1.125% Exchangeable Notes	1,150,000	(24,865)	1,125,135	735,161	Level 2
2027 2.5% Exchangeable Notes	473,175	(10,789)	462,386	320,974	Level 2

The following is a summary of NCLC’s exchangeable notes as of December 31, 2021 (in thousands):

		Unamortized Debt
		Discount,
	Principal	including Deferred	Net Carrying	Fair Value
	Amount	Financing Fees	Amount	Amount	Leveling
2024 Exchangeable Notes	$146,601	$(3,408)	$143,193	$249,358	Level 2
2025 Exchangeable Notes	450,000	(8,525)	441,475	642,591	Level 2
2027 1.125% Exchangeable Notes	1,150,000	(28,948)	1,121,052	1,088,510	Level 2

The following provides a summary of the interest expense of NCLC’s exchangeable notes (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Coupon interest	$14,405	$18,984	$41,321	$62,109
Amortization of deferred financing fees	3,005	2,593	8,145	7,802
Total	$17,410	$21,577	$49,466	$69,911

As of September 30, 2022, the effective interest rate is 7.04%, 5.97%, 1.64% and 3.06% for the 2024 Exchangeable Notes, 2025 Exchangeable Notes, 2027 1.125% Exchangeable Notes and 2027 2.5% Exchangeable Notes, respectively.

Debt Repayments

The following are scheduled principal repayments on our long-term debt including exchangeable notes which can be settled in shares and finance lease obligations as of September 30, 2022 (in thousands):

Year	Amount
Remainder of 2022	$332,696
2023	1,001,343
2024	3,763,958
2025	1,148,007
2026	2,050,992
2027	3,101,980
Thereafter	2,753,755
Total	$14,152,731

Debt Covenants

During the year ended December 31, 2021, we amended certain financial and other debt covenants and added new free liquidity requirements. As of September 30, 2022, taking into account such amendments, we were in compliance with all of our debt covenants. If we do not continue to remain in compliance with our covenants, we would have to seek additional amendments to or waivers of our covenants. However, no assurances can be made that such amendments or waivers would be approved by our lenders. Generally, if an event of default under any debt agreement occurs, then pursuant to cross default and/or cross acceleration clauses, substantially all of our outstanding debt and derivative contract payables could become due, and all debt and derivative contracts could be terminated, which would have a material adverse impact on our operations and liquidity.

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

Derivatives

We are exposed to market risk attributable to changes in interest rates, foreign currency exchange rates and fuel prices. We attempt to minimize these risks through a combination of our normal operating and financing activities and through the use of derivatives. We assess whether derivatives used in hedging transactions are “highly effective” in offsetting changes in the cash flow of our hedged forecasted transactions. We use qualitative assessments or regression analysis for hedge relationships and high effectiveness is achieved when a statistically valid relationship reflects a high degree of offset and correlation between the fair values of the derivative and the hedged forecasted transaction. Cash flows from the derivatives are classified in the same category as the cash flows from the underlying hedged transaction. If it is determined that the hedged forecasted transaction is no longer probable of occurring, then the amount recognized in accumulated other comprehensive income (loss) is released to earnings. There are no amounts excluded from the assessment of hedge effectiveness, except when the hedged item is a contractually specified component, and there are no credit-risk-related contingent features in our derivative agreements. We monitor concentrations of credit risk associated with financial and other institutions with which we conduct significant business. Credit risk, including but not limited to counterparty non-performance under derivatives, is not considered significant, as we primarily conduct business with large, well-established financial institutions with which we have established relationships, and which have credit risks acceptable to us, or the credit risk is spread out among many creditors. We do not anticipate non-performance by any of our significant counterparties.

As of September 30, 2022, we had fuel swaps, which are used to mitigate the financial impact of volatility of fuel prices pertaining to approximately 452 thousand metric tons of our projected fuel purchases, maturing through December 31, 2023.

As of September 30, 2022, we had fuel swaps pertaining to approximately 15 thousand metric tons of our projected fuel purchases which were not designated as cash flow hedges maturing through December 31, 2023.

As of September 30, 2022, we had foreign currency forward contracts, matured foreign currency options and matured foreign currency collars which are used to mitigate the financial impact of volatility in foreign currency exchange rates related to our ship construction contracts denominated in euros. The notional amount of our hedged foreign currency forward contracts was €1.7 billion, or $1.7 billion based on the euro/U.S. dollar exchange rate as of September 30, 2022.

The derivatives measured at fair value and the respective location in the consolidated balance sheets include the following (in thousands):

		Assets		Liabilities
		September 30,	December 31,	September 30,	December 31,
	Balance Sheet Location	2022	2021	2022	2021
Derivative Contracts Designated as Hedging Instruments

Fuel contracts
	Prepaid expenses and other assets	$62,387	$29,349	$2,713	$—
	Other long-term assets	14,908	19,554	1,924	—
	Accrued expenses and other liabilities	2,363	—	3,028	—
	Other long-term liabilities	549	—	1,236	—
Foreign currency contracts
	Prepaid expenses and other assets	—	4,898	—	—
	Accrued expenses and other liabilities	—	—	240,918	98,592
	Other long-term liabilities	—	—	68,878	73,496
Interest rate contracts
	Accrued expenses and other liabilities	—	—	—	469
Total derivatives designated as hedging instruments		$80,207	$53,801	$318,697	$172,557

Derivative Contracts Not Designated as Hedging Instruments

Fuel contracts
	Prepaid expenses and other assets	$9	$10,836	$184	$—
	Other long-term assets	—	3,476	522	—
	Accrued expenses and other liabilities	—	—	138	—
	Other long-term liabilities	—	—	200	—
Total derivatives not designated as hedging instruments		$9	$14,312	$1,044	$—
Total derivatives		$80,216	$68,113	$319,741	$172,557

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

The following table discloses the gross and net amounts recognized within assets and liabilities (in thousands):

		Gross		Gross
	Gross	Amounts	Total Net	Amounts
September 30, 2022	Amounts	Offset	Amounts	Not Offset	Net Amounts
Assets	$77,304	$(5,343)	$71,961	$—	$71,961
Liabilities	314,398	(2,912)	311,486	(309,796)	1,690

		Gross		Gross
	Gross	Amounts	Total Net	Amounts
December 31, 2021	Amounts	Offset	Amounts	Not Offset	Net Amounts
Assets	$68,113	$—	$68,113	$(68,113)	$—
Liabilities	172,557	—	172,557	(172,557)	—

The effects of cash flow hedge accounting on accumulated other comprehensive income (loss) were as follows (in thousands):

			Location of Gain
			(Loss) Reclassified
			from Accumulated	Amount of Gain (Loss) Reclassified
	Amount of Gain (Loss)		Other Comprehensive	from Accumulated Other
	Recognized in Other		Income (Loss) into	Comprehensive Income
Derivatives	Comprehensive Loss		Income (Expense)	(Loss) into Income (Expense)
	Three Months	Three Months		Three Months	Three Months
	Ended	Ended		Ended	Ended
	September 30, 2022	September 30, 2021		September 30, 2022	September 30, 2021
Fuel contracts	$(48,593)	$19,202	Fuel	$33,886	$(10,278)
Fuel contracts	—	—	Other income (expense), net	(293)	(65)
Foreign currency contracts	(146,950)	(64,306)	Depreciation and amortization	(1,831)	(1,267)
Interest rate contracts	—	(30)	Interest expense, net	—	(1,338)
Total gain (loss) recognized in other comprehensive loss	$(195,543)	$(45,134)		$31,762	$(12,948)

			Location of Gain
			(Loss) Reclassified
			from Accumulated	Amount of Gain (Loss) Reclassified
	Amount of Gain (Loss)		Other Comprehensive	from Accumulated Other
	Recognized in Other		Income (Loss) into	Comprehensive Income
Derivatives	Comprehensive Loss		Income (Expense)	(Loss) into Income (Expense)
	Nine Months	Nine Months		Nine Months	Nine Months
	Ended	Ended		Ended	Ended
	September 30, 2022	September 30, 2021		September 30, 2022	September 30, 2021
Fuel contracts	$96,139	$68,708	Fuel	$80,037	$(27,101)
Fuel contracts	—	—	Other income (expense), net	(293)	(11,793)
Foreign currency contracts	(342,881)	(142,466)	Depreciation and amortization	(4,365)	(3,800)
Interest rate contracts	—	261	Interest expense, net	(40)	(5,634)
Total gain (loss) recognized in other comprehensive loss	$(246,742)	$(73,497)		$75,339	$(48,328)

The effects of cash flow hedge accounting on the consolidated statements of operations include the following (in thousands):

	Three Months Ended September 30, 2022				Three Months Ended September 30, 2021
		Depreciation				Depreciation
		and	Interest	Other Income		and	Interest	Other Income
	Fuel	Amortization	Expense, net	(Expense), net	Fuel	Amortization	Expense, net	(Expense), net
Total amounts of income and expense line items presented in the consolidated statements of operations in which the effects of cash flow hedges are recorded	$186,984	$186,551	$152,330	$31,461	$79,238	$173,289	$161,205	$4,720

Amount of gain (loss) reclassified from accumulated other comprehensive income (loss) into income (expense)
Fuel contracts	33,886	—	—	—	(10,278)	—	—	—
Foreign currency contracts	—	(1,831)	—	—	—	(1,267)	—	—
Interest rate contracts	—	—	—	—	—	—	(1,338)	—

Amount of gain (loss) reclassified from accumulated other comprehensive income (loss) into income (expense) as a result that a forecasted transaction is no longer probable of occurring
Fuel contracts	—	—	—	(293)	—	—	—	(65)

	Nine Months Ended September 30, 2022				Nine Months Ended September 30, 2021
		Depreciation				Depreciation
		and	Interest	Other Income		and	Interest	Other Income
	Fuel	Amortization	Expense, net	(Expense), net	Fuel	Amortization	Expense, net	(Expense), net
Total amounts of income and expense line items presented in the consolidated statements of operations in which the effects of cash flow hedges are recorded	$503,682	$547,214	$624,392	$100,572	$175,931	$517,867	$1,122,905	$57,464

Amount of gain (loss) reclassified from accumulated other comprehensive income (loss) into income (expense)
Fuel contracts	80,037	—	—	—	(27,101)	—	—	—
Foreign currency contracts	—	(4,365)	—	—	—	(3,800)	—	—
Interest rate contracts	—	—	(40)	—	—	—	(5,634)	—

Amount of gain (loss) reclassified from accumulated other comprehensive income (loss) into income (expense) as a result that a forecasted transaction is no longer probable of occurring
Fuel contracts	—	—	—	(293)	—	—	—	(11,793)

The effects of derivatives not designated as hedging instruments on the consolidated statements of operations include the following (in thousands):

		Amount of Gain (Loss) Recognized in Income
		Three Months Ended		Nine Months Ended
		September 30,		September 30,
	Location of Gain (Loss)	2022	2021	2022	2021
Derivatives not designated as hedging instruments
Fuel contracts	Other income (expense), net	$(733)	$7,398	$33,345	$57,505
Foreign currency contracts	Other income (expense), net	(1,905)	(4)	(13,761)	(61)

Long-Term Debt

As of September 30, 2022 and December 31, 2021, the fair value of our long-term debt, including the current portion, was $12.0 billion and $12.5 billion, respectively, which was $2.2 billion and $0.1 billion lower, respectively, than the carrying values, excluding deferred financing costs. The difference between the fair value and carrying value of our long-term debt is due to our fixed and variable rate debt obligations carrying interest rates that are above or below market rates at the measurement dates. The fair value of our long-term revolving and term loan facilities was calculated based on estimated rates for the same or similar instruments with similar terms and remaining maturities. The fair value of our exchangeable notes considers observable risk-free rates; credit spreads of the same or similar instruments; and share prices, tenors, and historical and implied volatilities which are sourced from observable market data. The inputs are considered to be Level 2 in the fair value hierarchy. Market risk associated with our long-term variable rate debt is the potential increase in interest expense from an increase in interest rates or from an increase in share values.

Other

The carrying amounts reported in the consolidated balance sheets of all other financial assets and liabilities approximate fair value.

9.   Employee Benefits and Compensation Plans

In January 2013, NCLH adopted the 2013 Performance Incentive Plan, which provided for the issuance of up to 15,035,106 of NCLH’s ordinary shares pursuant to awards granted under the plan. In May 2016 and May 2021, the plan was amended and restated (the “Restated 2013 Plan”) pursuant to approval from the Board of Directors and NCLH’s shareholders. Among other things, under the Restated 2013 Plan, the number of NCLH’s ordinary shares that may be delivered pursuant to all awards granted under the plan was increased to a maximum aggregate limit of 32,375,106 shares. In June 2022, NCLH’s shareholders approved a further amendment and restatement of the Restated 2013 Plan to increase the number of NCLH ordinary shares that may be delivered by 7,000,000, resulting in an increase in the maximum aggregate limit to 39,375,106 shares.

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

The following is a summary of restricted share unit activity for the nine months ended September 30, 2022:

	Number of	Weighted-	Number of	Weighted-	Number of	Weighted-
	Time-Based	Average Grant	Performance-	Average Grant	Market-	Average Grant
	Awards	Date Fair Value	Based Awards	Date Fair Value	Based Awards	Date Fair Value
Non-vested as of January 1, 2022	7,771,623	$27.02	1,841,113	$35.68	50,000	$59.43
Granted	4,890,659	18.56	1,857,750	18.48	—	—
Vested	(4,927,151)	25.18	(520,129)	28.39	—	—
Forfeited or expired	(287,949)	24.07	(292,043)	35.59	—	—
Non-vested as of September 30, 2022	7,447,182	22.80	2,886,691	25.93	50,000	59.43

The compensation expense recognized for share-based compensation for the periods presented include the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Payroll and related expense	$4,677	$6,525	$16,613	$16,225
Marketing, general and administrative expense	21,406	33,397	72,310	72,749
Total share-based compensation expense	$26,083	$39,922	$88,923	$88,974

10.   Commitments and Contingencies

Ship Construction Contracts

For the Norwegian brand, the first Prima Class Ship, Norwegian Prima, at approximately 143,500 Gross Tons and with 3,100 Berths, was delivered in July 2022. We have five additional Prima Class Ships on order, each ranging from approximately 143,500 to 156,300 Gross Tons with approximately 3,100 to 3,550 Berths, with currently scheduled delivery dates from 2023 through 2027. For the Regent brand, we have an order for one Explorer Class Ship to be delivered in 2023, which will be approximately 55,000 Gross Tons and 750 Berths. For the Oceania Cruises brand, we have orders for two Allura Class Ships to be delivered in 2023 and 2025. Each of the Allura Class Ships will be approximately 67,000 Gross Tons and 1,200 Berths. The impacts of COVID-19 on the shipyards where our ships are under construction (or will be constructed), Russia’s ongoing invasion of Ukraine and/or other macroeconomic events, have already resulted in some delays in expected ship deliveries. These impacts along with other potential modifications the Company may make to its newbuilds, including potential initiatives to improve environmental sustainability, are expected to result in additional delays in ship deliveries in the future, which may be prolonged.

The combined contract prices of the eight ships on order for delivery as of September 30, 2022 was approximately €6.7 billion, or $6.6 billion based on the euro/U.S. dollar exchange rate as of September 30, 2022. We have obtained export credit financing which is expected to fund approximately 80% of the contract price of each ship, subject to certain conditions. We do not anticipate any contractual breaches or cancellations to occur. However, if any such events were to occur, it could result in, among other things, the forfeiture of prior deposits or payments made by us and potential claims and impairment losses which may materially impact our business, financial condition and results of operations.

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

Helms-Burton Act

On August 27, 2019, two lawsuits were filed against Norwegian Cruise Line Holdings Ltd. in the United States District Court for the Southern District of Florida under Title III of the Cuban Liberty and Solidarity (Libertad) Act of 1996, also known as the Helms-Burton Act. The complaint filed by Havana Docks Corporation (the “Havana Docks Matter”) alleges it holds an interest in the Havana Cruise Port Terminal and the complaint filed by Javier Garcia-Bengochea (the “Garcia-Bengochea Matter”) alleges that he holds an interest in the Port of Santiago, Cuba, both of which were expropriated by the Cuban Government. The complaints further allege that the Company “trafficked” in those properties by embarking and disembarking passengers at these facilities, as well as profiting from the Cuban Government’s possession of the property. The plaintiffs seek all available statutory remedies, including the value of the expropriated property, plus interest, treble damages, attorneys’ fees and costs. On September 1, 2020, the court in the Garcia-Bengochea Matter entered an order staying all case deadlines and administratively closed the case pending the outcome of an appeal in a related case brought by the same plaintiff, in which the district court granted another cruise line defendant judgment on the pleadings. In the Havana Docks Matter, after various motions challenging the sufficiency of plaintiff’s complaint were resolved and voluminous discovery was completed, both sides filed motions for summary judgment. On March 21, 2022, the court issued an order granting plaintiff’s motion for summary judgment on the issue of liability. The court scheduled a trial on determination of damages only for November 2022. The plaintiff elected to seek what the court ruled to be its baseline statutory damage amount, which is the amount of the certified claim plus interest, trebled and with attorneys’ fees. Given this, there is no fact issue to be tried, and the matter was removed from the trial calendar. The parties are presently engaged in pre-judgment briefing which the court will need to resolve before it enters a final judgment and the Company takes its plenary appeal. We believe that the likelihood of loss is reasonably possible but not probable at this time, therefore, no liability has been recorded. Based on the calculation of the baseline statutory damages motions that were granted, the damage award reflected in final judgment, exclusive of plaintiff’s attorney’s fees and costs, may be approximately $110 million. The entry of final judgment is expected in late December 2022 or early 2023. For the Garcia Bengochea Matter, we are unable to reasonably estimate any potential loss or range of losses. The ability to make such estimates and judgments can be affected by various factors including, among other things: lack of legal precedent, stage of the proceedings, legal uncertainties inherent within the litigation process, availment of appellate remedies, and involvement of numerous parties. We continue to believe we have meritorious defenses to these matters and plan to appeal the Havana Docks Matter. However, if the plaintiffs prevail in the final outcome of these matters, there may be a material adverse impact on the Company’s financial condition, results of operations and/or cash flows.

Other

We are a party to a claim against a vendor which has resulted in a verdict of approximately $159 million in favor of the Company in October 2022. At this time, there can be no assurance that the Company will ultimately prevail in the final outcome of this claim as the verdict may be appealed and no receivable has been recognized.

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

Other Contingencies

The Company also has agreements with its credit card processors that govern approximately $2.1 billion in advance ticket sales at September 30, 2022 that have been received by the Company relating to future voyages. These agreements allow the credit card processors to require under certain circumstances, including the existence of a material adverse change, excessive chargebacks and other triggering events, that the Company maintain a reserve which would be satisfied by posting collateral. Although the agreements vary, these requirements may generally be satisfied either through a percentage of customer payments withheld or providing cash funds directly to the card processor. Any cash reserve or collateral requested could be increased or decreased. As of September 30, 2022, we had cash reserves of approximately $742.5 million with credit card processors, of which approximately $237.0 million is recognized in accounts receivable, net and approximately $505.5 million in other long-term assets. As of September 30, 2022, a portion of the cash reserves is classified as long-term due to a change in terms to a static reserve, as currently required by a credit card processor, subject to periodic review. We may be required to pledge additional collateral and/or post additional cash reserves or take other actions that may further reduce our liquidity.

11.   Other Income (Expense), Net

For the three and nine months ended September 30, 2022 other income (expense), net consisted of income of $31.5 million and $100.6 million, respectively, primarily due to gains on foreign currency remeasurements. For the three and nine months ended September 30, 2021, other income (expense), net consisted of income of $4.7 million and $57.5 million, respectively, primarily due to gains on fuel swaps not designated as hedges and foreign currency remeasurements.

12.   Supplemental Cash Flow Information

For the nine months ended September 30, 2022 and 2021, we had non-cash investing activities consisting of changes in accruals related to property and equipment of $101.7 million and $64.6 million, respectively.

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

Unless otherwise indicated in this report, the following terms have the meanings set forth below:

●	2024 Exchangeable Notes. On May 8, 2020, pursuant to an indenture among NCLC, as issuer, NCLH, as guarantor, and U.S. Bank National Association, as trustee, NCLC issued $862.5 million aggregate principal amount of exchangeable senior notes due 2024.
●	2024 Senior Secured Notes. On May 14, 2020, pursuant to an indenture among NCLC, as issuer, the guarantors party thereto, and U.S. Bank National Association, as trustee and security agent, NCLC issued $675.0 million aggregate principal amount of 12.25% senior secured notes due 2024.
●	2025 Exchangeable Notes. On July 21, 2020, pursuant to an indenture among NCLC, as issuer, NCLH, as guarantor, and U.S. Bank National Association, as trustee, NCLC issued $450.0 million aggregate principal amount of exchangeable senior notes due 2025.
●	2026 Senior Secured Notes. On July 21, 2020, pursuant to an indenture among NCLC, as issuer, the guarantors party thereto, and U.S. Bank National Association, as trustee and security agent, NCLC issued $750.0 million aggregate principal amount of 10.25% senior secured notes due 2026.
●	2027 1.125% Exchangeable Notes. On November 19, 2021, pursuant to an indenture among NCLC, as issuer, NCLH, as guarantor, and U.S. Bank National Association, as trustee, NCLC issued $1,150.0 million aggregate principal amount of exchangeable senior notes due 2027.
●	Adjusted EBITDA. EBITDA adjusted for other income (expense), net and other supplemental adjustments.
●	Adjusted EPS. Adjusted Net Loss divided by the number of diluted weighted-average shares outstanding.
●	Adjusted Gross Margin. Gross margin adjusted for payroll and related, fuel, food, other and ship depreciation. Gross margin is calculated pursuant to GAAP as total revenue less total cruise operating expense and ship depreciation.
●	Adjusted Net Cruise Cost Excluding Fuel. Net Cruise Cost Excluding Fuel adjusted for supplemental adjustments.

●	Adjusted Net Loss. Net loss adjusted for supplemental adjustments.
●	Allura Class Ships. Oceania Cruises’ Vista and one additional ship on order.
●	Berths. Double occupancy capacity per cabin (single occupancy per studio cabin) even though many cabins can accommodate three or more passengers.
●	Capacity Days. Berths available for sale multiplied by the number of cruise days for the period for ships in service.
●	CDC. The U.S. Centers for Disease Control and Prevention.
●	Constant Currency. A calculation whereby foreign currency-denominated revenue and expenses in a period are converted at the U.S. dollar exchange rate of a comparable period to eliminate the effects of foreign exchange fluctuations.
●	Dry-dock. A process whereby a ship is positioned in a large basin where all of the fresh/sea water is pumped out in order to carry out cleaning and repairs of those parts of a ship which are below the water line.
●	EBITDA. Earnings before interest, taxes, and depreciation and amortization.
●	EPS. Loss per share.
●	Explorer Class Ships. Regent’s Seven Seas Explorer, Seven Seas Splendor, and Seven Seas Grandeur.
●	GAAP. Generally accepted accounting principles in the U.S.
●	Gross Cruise Cost. The sum of total cruise operating expense and marketing, general and administrative expense.
●	Gross Tons. A unit of enclosed passenger space on a cruise ship, such that one gross ton equals 100 cubic feet or 2.831 cubic meters.
●	Net Cruise Cost. Gross Cruise Cost less commissions, transportation and other expense and onboard and other expense.
●	Net Cruise Cost Excluding Fuel. Net Cruise Cost less fuel expense.
●	Occupancy Percentage. The ratio of Passenger Cruise Days to Capacity Days. A percentage greater than 100% indicates that three or more passengers occupied some cabins.
●	Passenger Cruise Days. The number of passengers carried for the period, multiplied by the number of days in their respective cruises.
●	Prima Class Ships. Norwegian Prima, Norwegian Viva and four additional ships on order.
●	Private Exchangeable Notes. On May 28, 2020, pursuant to an indenture among NCLC, as issuer, NCLH, as guarantor, and U.S. Bank National Association, as trustee, NCLC issued $400.0 million aggregate principal amount of exchangeable senior notes due 2026.
●	Revolving Loan Facility. $875.0 million senior secured revolving credit facility.

●	SEC. U.S. Securities and Exchange Commission.
●	Shipboard Retirement Plan. An unfunded defined benefit pension plan for certain crew members which computes benefits based on years of service, subject to certain requirements.
●	Term Loan A Facility. The senior secured term loan A facility having an outstanding principal amount of approximately $1.5 billion as of September 30, 2022.

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

Russia’s Invasion of Ukraine

The conflict from Russia’s ongoing invasion of Ukraine resulted in the cancellation or modification of approximately 60 sailings in 2022, which included all voyages with calls to ports in Russia. Three ships were redeployed as a result of the conflict including Norwegian Getaway to Port Canaveral, Oceania Cruises’ Marina to the British Isles and Regent’s Seven Seas Splendor to Northern Europe. In addition, the Company has also removed all calls to ports in Russia from its itineraries in 2023 and 2024. In addition to the direct impacts noted above, the conflict has also had indirect adverse impacts on customer demand (see “Update on Bookings”) and the cost of fuel and could continue to have an impact on travel and consumer discretionary spending.

Update Regarding COVID-19 Pandemic

Safe Resumption of Operations

Due to the impact of COVID-19, travel restrictions and limited access to ports around the world, in March 2020, the Company implemented a voluntary suspension of all cruise voyages across our three brands. In the third quarter of 2021, we began a phased relaunch of certain cruise voyages with ships initially operating at reduced occupancy levels. In early May 2022, the Company completed the phased relaunch of its entire fleet with all ships now in operation with guests on board. The level of occupancy on our ships and the percentage of our fleet in service will depend on a number of factors including, but not limited to, the duration and extent of the COVID-19 pandemic, further resurgences of COVID-19 or the emergence of other public health crises, our ability to comply with governmental regulations and implement new health and safety protocols, port availability, travel restrictions, bans and advisories, our ability to staff certain ships and additionally the impact of other events impacting travel or consumer discretionary spending, such as Russia’s ongoing invasion of Ukraine, and general macroeconomic conditions discussed below under “Macroeconomic Trends and Uncertainties.”

The Company continues to benefit from significant improvements in the public health environment. In July 2022, the CDC announced that its voluntary COVID-19 Program for Cruise Ships Operating in U.S. Waters was no longer in effect, but that it will continue to publish health and safety guidance. The Company continues to operate under its science-backed SailSAFE health and safety program which will evolve along with the public health environment. On Oceania Cruises, vaccinated guests aged 12 and over will no longer have any pre-cruise COVID-19 related protocols and unvaccinated travelers may embark with a negative COVID-19 test taken within 72 hours prior to departure. Guests 11 and under will be exempt from all vaccination and testing requirements. On Regent, fully vaccinated guests are not required to test prior to embarkation and unvaccinated guests or those unwilling to present proof of vaccination must present a negative COVID-19 test prior to embarkation. Effective October 4, 2022, Norwegian updated its global health and safety protocols to remove all COVID-19 testing, masking and vaccination requirements for guests. Requirements may differ for guests traveling on voyages departing from or visiting destinations with specific local regulations. The Company will continue to evaluate its protocols and modify as needed as the public health environment evolves.

The Company continues to follow applicable travel guidelines and local protocols as required by the ports and destinations it visits. We continue to work with federal agencies, public health authorities and national and local governments in areas where we operate to take all necessary measures to protect our guests, crew and the communities visited. The protocol revisions in conjunction with continued easing of travel restrictions and reopening to cruise in more ports around the globe are positive as it reduces friction, expands the addressable cruise market, brings variety to itineraries, and provides additional catalysts on the road to recovery.

Modified Policies

We have launched cancellation policies for certain sailings booked during certain time periods to permit certain guests to cancel cruises which were not part of a temporary suspension of voyages up to 15 days prior to embarkation or in the event of a positive COVID-19 test and receive a refund in the form of a credit to be applied toward a future cruise. These programs are in place for cruises booked through specific time periods specified by brand. Standard payment schedules and cancellation penalties apply for all sailings after September 30, 2022. The future cruise credits that have been issued as face value reimbursement for cancelled bookings due to COVID-19 are generally valid for any sailing through June 30, 2023, and we may further extend the length of time these future cruise credits may be redeemed. The use of such credits may prevent us from garnering certain future cash collections as staterooms booked by guests with such credits will not be available for sale, resulting in less cash collected from bookings to new guests. We may incur incremental commission expense for the use of these future cruise credits.

Financing Transactions

In 2022, we have continued to take actions to bolster our financial condition while the global cruise environment remains challenging. To enhance our liquidity profile and financial flexibility, in February 2022, we received additional financing through various debt financings, collectively totaling $2.1 billion in gross proceeds, which has been used to redeem all of the outstanding 2024 Senior Secured Notes and 2026 Senior Secured Notes and to make scheduled principal payments on debt maturing in 2022, including, in each case, to pay any accrued and unpaid interest thereon, as well as related premiums, fees and expenses.

In July 2022, the Company amended its $1 billion commitment, which provides additional liquidity to the Company, extending the commitment through March 31, 2023. The Company has not drawn and currently does not intend to draw under this commitment.

See Note 7 – “Long-Term Debt” for more information.

Update on Bookings

As expected, the Company’s current cumulative booked position for the fourth quarter of 2022 is below the comparable 2019 period but at higher prices even when including the dilutive impact of future cruise credits. Booking trends for full year 2023 remain positive with cumulative booked position equal to record 2019 levels inclusive of the Company’s increase in capacity. Pricing is higher than that of 2019 at a similar point in time for full year 2023. Net booking volumes continue to be at the pace needed to reach historical Occupancy Percentage levels in 2023; however, our full fleet may not achieve historical occupancy levels on our expected schedule and as a result, current booking data may not be informative. In addition, because of our updated cancellation policies, bookings may not be representative of actual cruise revenues.

There are remaining uncertainties about when our full fleet will be back at historical occupancy levels and, accordingly, we cannot estimate the impact on our business, financial condition or near- or longer-term financial or operational results with certainty; however, we will report a net loss for the fourth quarter of 2022.

Macroeconomic Trends and Uncertainties

As a result of conditions associated with the COVID-19 pandemic and other global events, such as Russia’s ongoing invasion of Ukraine and actions taken by the United States and other governments in response to the invasion, the global economy, including the financial and credit markets, has recently experienced significant volatility and disruptions, including increases in inflation rates, fuel prices, and interest rates. Our costs have been, and are expected to continue to be, impacted by these increases. To attempt to mitigate the risk of adverse changes in fuel prices and interest expense, we have used and may continue to use derivatives. In an attempt to mitigate risks related to inflation, our Supply Chain Department has negotiated contracts with varying terms, with a goal of providing us with the ability to take advantage of cost declines when they occur, and diversified our sourcing options. Due to the dynamic nature of the current economic landscape, the severity and duration of the impact of these conditions on our business cannot be predicted. See Item 1A, “Risk Factors” for additional information.

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

Quarterly Overview

Three months ended September 30, 2022 (“2022”) compared to three months ended September 30, 2021 (“2021”)

●	Total revenue increased to $1.6 billion compared to $153.1 million.
●	Net loss and diluted EPS were $(295.4) million and $(0.70), respectively, compared to $(845.9) million and $(2.29), respectively.
●	Operating loss was $(185.2) million compared to $(689.1) million.
●	Gross margin was $202.2 million compared to $(445.8) million. Adjusted Gross Margin was $1.1 billion compared to $101.4 million.
●	Adjusted Net Loss and Adjusted EPS were $(268.3) million and $(0.64), respectively, in 2022, which included $27.1 million of adjustments primarily related to share-based compensation. Adjusted Net Loss and Adjusted EPS were $(801.4) million and $(2.17), respectively, in 2021, which included $44.5 million of adjustments primarily related to share-based compensation.
●	Adjusted EBITDA improved 105.9% to $28.1 million compared to $(475.0) million.

We refer you to our “Results of Operations” below for a calculation of Adjusted Gross Margin, Adjusted Net Loss, Adjusted EPS and Adjusted EBITDA.

Results of Operations

The following table sets forth selected statistical information:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Passengers carried	526,838	57,931	1,111,931	57,931
Passenger Cruise Days	3,982,559	402,656	8,411,308	402,656
Capacity Days (1)	4,887,415	701,350	12,505,203	701,350
Occupancy Percentage	81.5%	57.4%	67.3%	57.4%
(1)	Excludes certain capacity on Pride of America which is temporarily unavailable.

Adjusted Gross Margin was calculated as follows (in thousands):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
		2022			2022
		Constant			Constant
	2022	Currency	2021	2022	Currency	2021
Total revenue	$1,615,510	$1,634,452	$153,081	$3,324,631	$3,351,727	$160,549
Less:
Total cruise operating expense	1,238,898	1,252,792	439,756	3,047,627	3,070,239	890,338
Ship depreciation	174,393	174,393	159,116	511,785	511,785	482,273
Gross margin	202,219	207,267	(445,791)	(234,781)	(230,297)	(1,212,062)
Ship depreciation	174,393	174,393	159,116	511,785	511,785	482,273
Payroll and related	287,390	287,576	154,440	790,697	791,008	323,225
Fuel	186,984	187,064	79,238	503,682	503,787	175,931
Food	76,810	78,477	16,672	177,483	179,549	27,314
Other	208,176	214,931	137,762	623,374	635,919	294,092
Adjusted Gross Margin	$1,135,972	$1,149,708	$101,437	$2,372,240	$2,391,751	$90,773

Gross Cruise Cost, Net Cruise Cost, Net Cruise Cost Excluding Fuel and Adjusted Net Cruise Cost Excluding Fuel were calculated as follows (in thousands):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
		2022			2022
		Constant			Constant
	2022	Currency	2021	2022	Currency	2021
Total cruise operating expense	$1,238,898	$1,252,792	$439,756	$3,047,627	$3,070,239	$890,338
Marketing, general and administrative expense	375,291	379,003	229,142	1,000,578	1,008,328	617,820
Gross Cruise Cost	1,614,189	1,631,795	668,898	4,048,205	4,078,567	1,508,158
Less:
Commissions, transportation and other expense	352,798	358,004	32,338	696,946	704,531	47,935
Onboard and other expense	126,740	126,740	19,306	255,445	255,445	21,841
Net Cruise Cost	1,134,651	1,147,051	617,254	3,095,814	3,118,591	1,438,382
Less: Fuel expense	186,984	187,064	79,238	503,682	503,787	175,931
Net Cruise Cost Excluding Fuel	947,667	959,987	538,016	2,592,132	2,614,804	1,262,451
Less Non-GAAP Adjustments:
Non-cash deferred compensation (1)	700	700	904	2,098	2,098	2,714
Non-cash share-based compensation (2)	26,083	26,083	39,922	88,923	88,923	88,974
Adjusted Net Cruise Cost Excluding Fuel	$920,884	$933,204	$497,190	$2,501,111	$2,523,783	$1,170,763
(1)	Non-cash deferred compensation expenses related to the crew pension plan and other crew expenses, which are included in payroll and related expense.
(2)	Non-cash share-based compensation expenses related to equity awards, which are included in marketing, general and administrative expense and payroll and related expense.

Adjusted Net Loss and Adjusted EPS were calculated as follows (in thousands, except share and per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Net loss	$(295,394)	$(845,885)	$(1,787,429)	$(2,933,866)
Non-GAAP Adjustments:
Non-cash deferred compensation (1)	1,012	1,002	3,036	3,009
Non-cash share-based compensation (2)	26,083	39,922	88,923	88,974
Extinguishment and modification of debt (3)	—	3,562	188,433	657,226
Adjusted Net Loss	$(268,299)	$(801,399)	$(1,507,037)	$(2,184,657)
Diluted weighted-average shares outstanding - Net loss and Adjusted Net Loss	420,798,538	370,016,479	419,224,710	356,591,143
Diluted loss per share	$(0.70)	$(2.29)	$(4.26)	$(8.23)
Adjusted EPS	$(0.64)	$(2.17)	$(3.59)	$(6.13)
(1)	Non-cash deferred compensation expenses related to the crew pension plan and other crew expenses, which are included in payroll and related expense and other income (expense), net.
(2)	Non-cash share-based compensation expenses related to equity awards, which are included in marketing, general and administrative expense and payroll and related expense.
(3)	Losses on extinguishment of debt and modification of debt are included in interest expense, net.

EBITDA and Adjusted EBITDA were calculated as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Net loss	$(295,394)	$(845,885)	$(1,787,429)	$(2,933,866)
Interest expense, net	152,330	161,205	624,392	1,122,905
Income tax (benefit) expense	(10,705)	294	(7,179)	2,949
Depreciation and amortization expense	186,551	173,289	547,214	517,867
EBITDA	32,782	(511,097)	(623,002)	(1,290,145)
Other (income) expense, net (1)	(31,461)	(4,720)	(100,572)	(57,464)
Other Non-GAAP Adjustments:
Non-cash deferred compensation (2)	700	904	2,098	2,714
Non-cash share-based compensation (3)	26,083	39,922	88,923	88,974
Adjusted EBITDA	$28,104	$(474,991)	$(632,553)	$(1,255,921)
(1)	In 2022, primarily consists of gains and losses, net for foreign currency remeasurements. In 2021, primarily consists of gains and losses, net for fuel swaps not designated as hedges and foreign currency remeasurements.
(2)	Non-cash deferred compensation expenses related to the crew pension plan and other crew expenses, which are included in payroll and related expense.
(3)	Non-cash share-based compensation expenses related to equity awards, which are included in marketing, general and administrative expense and payroll and related expense.

Three months ended September 30, 2022 (“2022”) compared to three months ended September 30, 2021 (“2021”)

Revenue

Total revenue increased to $1.6 billion in 2022 compared to $153.1 million in 2021. In 2022, revenue increased as we had returned to service with 4.0 million Passenger Cruise Days compared to 0.4 million in 2021.

Expense

Total cruise operating expense increased 181.7% in 2022 compared to 2021. In 2022, the third quarter had the entire 29-ship fleet in service compared to 2021, which began with no ships in service and ended with only 8 ships returned to service. In 2022, our cruise operating expenses were increased due to the resumption of voyages, resulting in higher payroll, fuel, and direct variable costs of fully operating ships. Costs for certain items such as food, fuel and logistics also increased related to inflation. Additionally, in 2022, there was an increase in COVID-19 related costs, including testing. Gross Cruise Cost increased 141.3% in 2022 compared to 2021 primarily related to the change in costs described above plus an increase in marketing, general and administrative expenses primarily related to increased marketing costs. Total other operating expense increased 39.6% in 2022 compared to 2021 primarily due to the increase in marketing, general and administrative expenses.

Interest expense, net was $152.3 million in 2022 compared to $161.2 million in 2021. Interest expense decreased primarily as a result of lower interest expense in connection with recent refinancings and higher interest income, partially offset by higher debt balances and higher rates.

Other income (expense), net was income of $31.5 million in 2022 compared to $4.7 million in 2021. In 2022, the income primarily related to gains on foreign currency remeasurements. In 2021, the income primarily related to gains on fuel swaps not designated as hedges and foreign currency remeasurements.

Nine months ended September 30, 2022 (“2022”) compared to nine months ended September 30, 2021 (“2021”)

Revenue

Total revenue increased to $3.3 billion in 2022 compared to $160.5 million in 2021. In 2022, revenue increased as we returned to service with 8.4 million Passenger Cruise Days compared to 0.4 million in 2021.

Expense

Total cruise operating expense increased 242.3% in 2022 compared to 2021. In 2022, the nine months started with 16 ships operating with guests onboard and ended with the entire 29-ship fleet in service compared to 2021, during which only 8 ships were returned to service in the third quarter. In 2022, our cruise operating expenses were increased due to the resumption of voyages, resulting in higher payroll, fuel, and direct variable costs of fully operating ships. Costs for certain items such as food, fuel and logistics also increased related to inflation. Additionally, in 2022, there was an increase in COVID-19 related costs, including testing. Gross Cruise Cost increased 168.4% in 2022 compared to 2021 primarily related to the change in costs described above plus an increase in marketing, general and administrative expenses primarily related to increased marketing costs as we returned to service. Total other operating expense increased 36.3% in 2022 compared to 2021 primarily due to the increase in marketing, general and administrative expenses.

Interest expense, net was $624.4 million in 2022 compared to $1.1 billion in 2021. The decrease in interest expense reflects lower losses in 2022 from extinguishment of debt and debt modification costs, which were $188.4 million in 2022 compared to $657.2 million in 2021. Excluding these losses, interest expense decreased primarily as a result of lower interest expense in connection with the recent refinancings, partially offset by higher debt balances and higher rates.

Other income (expense), net was income of $100.6 million in 2022 compared to $57.5 million in 2021. In 2022, the income primarily related to gains on foreign currency remeasurements. In 2021, the income primarily related to gains on fuel swaps not designated as hedges and foreign currency remeasurements.

Liquidity and Capital Resources

General

As of September 30, 2022, our liquidity consisted of cash and cash equivalents of $1.2 billion and a $1 billion undrawn commitment less related fees. Our primary ongoing liquidity requirements are to finance working capital, capital expenditures and debt service.

In February 2022, we received additional financing through various debt financings, collectively totaling $2.1 billion in gross proceeds, which has been used to redeem all of the outstanding 2024 Senior Secured Notes and 2026 Senior Secured Notes and to make scheduled principal payments on debt maturing in 2022, including, in each case, to pay any accrued and unpaid interest thereon, as well as related premiums, fees and expenses. Refer to Note 7 – “Long-Term Debt” for further information.

In July 2022, the Company amended its $1 billion commitment, which provides additional liquidity to the Company, extending the commitment through March 31, 2023. The Company has not drawn and currently does not intend to draw under this commitment. See Note 7 – “Long-Term Debt” for more information.

The estimation of our future cash flow projections includes numerous assumptions that are subject to various risks and uncertainties. Refer to Note 2 – “Summary of Significant Accounting Policies” for further information on liquidity and management’s plan. Refer to “Item 1A. Risk Factors” for further details regarding uncertainty related to Russia’s ongoing invasion of Ukraine and “Item 1A. Risk Factors” in our Annual Report on Form 10-K for other risks and uncertainties that may cause our results to differ from our expectations.

There can be no assurance that the accuracy of the assumptions used to estimate our liquidity requirements will be correct, and our ability to be predictive is uncertain due to the dynamic nature of the current operating environment, including the impacts of the COVID-19 global pandemic, Russia’s ongoing invasion of Ukraine and current macroeconomic conditions such as inflation, rising fuel prices and rising interest rates. Based on the liquidity estimates and our current resources, we have concluded we have sufficient liquidity to satisfy our obligations for at least the next 12 months. Nonetheless, we anticipate that we will need additional equity and/or debt financing to fund our operations in the future if a substantial portion of our fleet suspends cruise voyages or operates at reduced occupancy levels for a prolonged period. There is no assurance that cash flows from operations and additional financings will be available in the future to fund our future obligations. Beyond 12 months, we will pursue refinancings and other balance sheet optimization transactions from time to time in order to reduce interest expense or extend debt maturities. We expect to collaborate with financing institutions regarding these refinancing and optimization transactions as opportunities arise in the short-term to amend long-term arrangements.

We have received amendments to certain financial and other debt covenants and added new free liquidity requirements. At September 30, 2022, taking into account such amendments, we were in compliance with all of our debt covenants. If we do not continue to remain in compliance with our covenants, we would have to seek additional amendments to or waivers of the covenants. The Company is currently taking steps to further amend certain financial and other debt covenants. However, no assurances can be made that such amendments or waivers would be approved by our lenders. Generally, if an event of default under any debt agreement occurs, then pursuant to cross default and/or cross acceleration clauses, substantially all of our outstanding debt and derivative contract payables could become due, and all debt and derivative contracts could be terminated, which would have a material adverse impact to our operations and liquidity.

Since March 2020, Moody’s has downgraded our long-term issuer rating to B2, our senior secured rating to B1 and our senior unsecured rating to Caa1. In September 2022, Moody’s reaffirmed our current ratings. Since April 2020, S&P Global has downgraded our issuer credit rating to B, lowered our issue-level rating on our $875 million Revolving Loan

Facility and $1.5 billion Term Loan A Facility to BB-, our issue-level rating on our other senior secured notes to B+ and our senior unsecured rating to B-. If our credit ratings were to be further downgraded, or general market conditions were to ascribe higher risk to our rating levels, our industry, or us, our access to capital and the cost of any debt or equity financing will be further negatively impacted. We also have capacity to incur additional indebtedness under our debt agreements and may issue additional ordinary shares from time to time, subject to our authorized number of ordinary shares. However, there is no guarantee that debt or equity financings will be available in the future to fund our obligations, or that they will be available on terms consistent with our expectations.

As of September 30, 2022, we had advance ticket sales of $2.5 billion, including the long-term portion, which included approximately $258 million of future cruise credits. We also have agreements with our credit card processors that, as of September 30, 2022, governed approximately $2.1 billion in advance ticket sales that had been received by the Company relating to future voyages. These agreements allow the credit card processors to require under certain circumstances, including the existence of a material adverse change, excessive chargebacks and other triggering events, that the Company maintain a reserve which would be satisfied by posting collateral. Although the agreements vary, these requirements may generally be satisfied either through a percentage of customer payments withheld or providing cash funds directly to the card processor. Any cash reserve or collateral requested could be increased or decreased. As of September 30, 2022, we had cash collateral reserves of approximately $742.5 million with credit card processors, of which approximately $237.0 million is recognized in accounts receivable, net and approximately $505.5 million in other long-term assets. We may be required to pledge additional collateral and/or post additional cash reserves or take other actions that may further reduce our liquidity.

Sources and Uses of Cash

In this section, references to “2022” refer to the nine months ended September 30, 2022 and references to “2021” refer to the nine months ended September 30, 2021.

Net cash used in operating activities was $26.6 million in 2022 as compared to net cash used in operating activities of $2.2 billion in 2021. The net cash used in operating activities included net losses and timing differences in cash receipts and payments relating to operating assets and liabilities. The net losses include losses on extinguishment of debt of $188.4 million in 2022 and $601.5 million in 2021. Advance ticket sales increased by $713.4 million in 2022. Advance ticket sales increased by $469.6 million in 2021 while the change in accounts receivable, net, which includes our reserves with credit card processors, decreased cash by $979.9 million in 2021.

Net cash used in investing activities was $1.6 billion in 2022 and $1.1 billion in 2021. The net cash used in investing activities was primarily related to the delivery of Norwegian Prima in 2022. The net cash used in investing activities was primarily related to purchases of short-term investments, newbuild payments and ship improvement projects partially offset by proceeds from maturities of short-term investments in 2021.

Net cash provided by financing activities was $1.3 billion in 2022 primarily due to newbuild loans and the proceeds of $2.1 billion from our various note offerings partially offset by debt repayments and related redemption premiums associated with extinguishment of certain senior secured notes. Net cash provided by financing activities was $1.3 billion in 2021 primarily due to the proceeds of $2.7 billion from our various note and equity offerings partially offset by debt repayments and a related redemption premium associated with extinguishment of the Private Exchangeable Notes.

Future Capital Commitments

Future capital commitments consist of contracted commitments, including ship construction contracts. Anticipated expenditures related to ship construction contracts were $84.5 million for the remainder of 2022 and $2.4 billion and $0.5 billion for the years ending December 31, 2023 and 2024, respectively, reflecting delays in certain scheduled ship delivery dates. The Company has export credit financing in place for the anticipated expenditures related to ship construction contracts of $1.9 billion and $0.1 billion for the years ending December 31, 2023 and 2024, respectively. Anticipated non-newbuild capital expenditures for the remainder of 2022 are approximately $155 million. Future expected capital expenditures will significantly increase our depreciation and amortization expense.

For the Norwegian brand, the first Prima Class Ship, Norwegian Prima, at approximately 143,500 Gross Tons and with 3,100 Berths, was delivered in July 2022. We have five additional Prima Class Ships on order, each ranging from approximately 143,500 to 156,300 Gross Tons with approximately 3,100 to 3,550 Berths, with currently scheduled delivery dates from 2023 through 2027. For the Regent brand, we have an order for one Explorer Class Ship to be delivered in 2023, which will be approximately 55,000 Gross Tons and 750 Berths. For the Oceania Cruises brand, we have orders for two Allura Class Ships to be delivered in 2023 and 2025. Each of the Allura Class Ships will be approximately 67,000 Gross Tons and 1,200 Berths. The impacts of COVID-19 on the shipyards where our ships are under construction (or will be constructed), Russia’s ongoing invasion of Ukraine and/or other macroeconomic events, have already resulted in some delays in expected ship deliveries. These impacts along with other potential modifications the Company may make to its newbuilds, including potential initiatives to improve environmental sustainability, are expected to result in additional delays in ship deliveries in the future, which may be prolonged.

The combined contract prices of the eight ships on order for delivery was approximately €6.7 billion, or $6.6 billion based on the euro/U.S. dollar exchange rate as of September 30, 2022. We have obtained export credit financing which is expected to fund approximately 80% of the contract price of each ship, subject to certain conditions. We do not anticipate any contractual breaches or cancellations to occur. However, if any such events were to occur, it could result in, among other things, the forfeiture of prior deposits or payments made by us and potential claims and impairment losses which may materially impact our business, financial condition and results of operations.

Capitalized interest for the three months ended September 30, 2022 and 2021 was $17.0 million and $12.5 million, respectively, and for the nine months ended September 30, 2022 and 2021 was $45.1 million and $30.6 million, respectively, primarily associated with the construction of our newbuild ships.

Material Cash Requirements

As of September 30, 2022, our material cash requirements for debt and ship construction were as follows (in thousands):

	Remainder of
	2022	2023	2024	2025	2026	2027	Thereafter	Total
Long-term debt (1)	$446,559	$1,610,548	$4,202,925	$1,527,174	$2,338,005	$3,283,685	$2,980,662	$16,389,558
Ship construction contracts (2)	81,979	2,232,211	983,027	1,396,004	871,534	761,282	—	6,326,037
Total	$528,538	$3,842,759	$5,185,952	$2,923,178	$3,209,539	$4,044,967	$2,980,662	$22,715,595
(1)	Includes principal as well as estimated interest payments with LIBOR held constant as of September 30, 2022. Includes exchangeable notes which can be settled in shares. Excludes the impact of any future possible refinancings and undrawn export-credit backed facilities.
(2)	Ship construction contracts are for our newbuild ships based on the euro/U.S. dollar exchange rate as of September 30, 2022. As of September 30, 2022, we have committed undrawn export-credit backed facilities of approximately $5.4 billion which funds approximately 80% of our ship construction contracts. After giving effect to delays in certain scheduled ship delivery dates revised subsequent to September 30, 2022, our material cash requirements for ship construction contracts are as follows (in thousands):

	Remainder of
	2022	2023	2024	2025	2026	2027	Thereafter	Total
Ship construction contracts	$25,047	$2,178,120	$249,655	$1,463,558	$1,648,375	$761,282	$—	$6,326,037

Funding Sources

Certain of our debt agreements contain covenants that, among other things, require us to maintain a minimum level of liquidity, as well as limit our net funded debt-to-capital ratio and maintain certain other ratios. Substantially all of our ships are pledged as collateral for certain of our debt. We have received amendments to certain financial and other debt covenants and added new free liquidity requirements. After taking into account such amendments, we believe we were in compliance with these covenants as of September 30, 2022.

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

We believe our cash on hand, the net impact of the undrawn $1 billion commitment less related fees, the expected return of a portion of the cash collateral from our credit card processors, expected future operating cash inflows and our ability to issue debt securities or additional equity securities, will be sufficient to fund operations, debt payment requirements, capital expenditures and maintain compliance with covenants under our debt agreements over the next 12-month period. Certain debt covenants were previously amended in 2021 to enable the Company to maintain compliance, and the Company is currently taking steps to further amend certain financial and other debt covenants. Refer to “—Liquidity and Capital Resources—General” for further information regarding the debt covenant waivers and liquidity requirements.

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

Interest Rate Risk

As of September 30, 2022, 75% of our debt was fixed and 25% was variable. As of December 31, 2021, 72% of our debt was fixed and 28% was variable, which includes the effects of an interest rate swap that matured during the nine months ended September 30, 2022. The notional amount of our outstanding debt associated with the interest rate swap was $0.2 billion as of December 31, 2021. The change in our fixed rate percentage from December 31, 2021 to June 30, 2022 was primarily due to the addition of fixed rate debt. Based on our September 30, 2022 outstanding variable rate debt balance, a one percentage point increase in annual LIBOR interest rates would increase our annual interest expense by approximately $35.6 million excluding the effects of capitalization of interest.

Foreign Currency Exchange Rate Risk

As of September 30, 2022, we had foreign currency derivatives to hedge the exposure to volatility in foreign currency exchange rates related to our ship construction contracts denominated in euros. These derivatives hedge the foreign currency exchange rate risk on a portion of the payments on our ship construction contracts. The payments not hedged aggregate €4.4 billion, or $4.3 billion based on the euro/U.S. dollar exchange rate as of September 30, 2022. As of December 31, 2021, the payments not hedged aggregated €5.0 billion, or $5.7 billion, based on the euro/U.S. dollar exchange rate as of December 31, 2021. The change from December 31, 2021 to September 30, 2022 was due to the addition of foreign currency forwards and the delivery of Norwegian Prima. We estimate that a 10% change in the euro as of September 30, 2022 would result in a $0.4 billion change in the U.S. dollar value of the foreign currency denominated remaining payments.

Fuel Price Risk

Our exposure to market risk for changes in fuel prices relates to the forecasted purchases of fuel on our ships. Fuel expense, as a percentage of our total cruise operating expense, was 15.1% and 18.0% for the three months ended September 30, 2022 and 2021, respectively, and was 16.5% and 19.8% for the nine months ended September 30, 2022 and 2021, respectively. We use fuel derivative agreements to mitigate the financial impact of fluctuations in fuel prices and as of September 30, 2022, we had hedged approximately 44% and 38% of our remaining 2022 and 2023 projected metric tons of fuel purchases, respectively. As of December 31, 2021, we had hedged approximately 42% and 24% of our 2022 and 2023 projected metric tons of fuel purchases, respectively. The percentage of fuel purchases hedged changed between December 31, 2021 and September 30, 2022 primarily due to the addition of fuel swaps.

We estimate that a 10% increase in our weighted-average fuel price would increase our anticipated fuel expense for the remainder of 2022 by $20.5 million. This increase would be offset by an increase in the fair value of all our fuel swap agreements of $10.6 million. Fair value of our derivative contracts is derived using valuation models that utilize the income valuation approach. These valuation models take into account the contract terms such as maturity, as well as other inputs such as fuel types, fuel curves, creditworthiness of the counterparty and the Company, as well as other data points.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, as of September 30, 2022. There are inherent limitations in the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon management’s evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2022 to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that it is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Our threshold for disclosing material environmental legal proceedings involving a governmental authority where potential monetary sanctions are involved is $1 million.

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

Item 6. Exhibits

10.1

Commitment Letter, dated as of July 26, 2022, among NCL Corporation Ltd. And the purchasers named therein (incorporated herein by reference to Exhibit 10.1 to Norwegian Cruise Line Holdings Ltd.’s Form 8-K filed on July 29, 2022 (File No. 001-35784))

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

The following unaudited consolidated financial statements from Norwegian Cruise Line Holdings Ltd.’s Quarterly Report on Form 10‑Q for the quarterly period ended September 30, 2022, formatted in Inline XBRL:

(i) the Consolidated Statements of Operations for the three and nine months ended September 30, 2022 and 2021;

(ii) the Consolidated Statements of Comprehensive Loss for the three and nine months ended September 30, 2022 and 2021;

(iii) the Consolidated Balance Sheets as of September 30, 2022 and December 31, 2021;

(iv) the Consolidated Statements of Cash Flows for the nine months ended September 30, 2022 and 2021;

(v) the Consolidated Statements of Changes in Shareholders’ Equity for the three and nine months ended September 30, 2022 and 2021; and

(vi) the Notes to the Consolidated Financial Statements.

104*

The cover page from Norwegian Cruise Line Holdings Ltd.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, formatted in Inline XBRL and included in the interactive data files submitted as Exhibit 101.

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

Dated: November 8, 2022