Form 10-K
period 2022-12-31
Norwegian Cruise Line Holdings Ltd.
filed 2023-02-28
CIK 1513761

Yes

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ◻

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐    No  ☒

As of June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of voting stock held by non-affiliates of the registrant based upon the closing sales price for the registrant’s ordinary shares as reported on The New York Stock Exchange was $4.6 billion.

There were 421,929,861 ordinary shares outstanding as of February 16, 2023.

Documents Incorporated by Reference

Portions of the Proxy Statement for the registrant’s 2023 Annual General Meeting of Shareholders, to be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2022, are incorporated by reference in Part III herein.

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

This annual report includes certain non-GAAP financial measures, such as Adjusted Gross Margin, Net Cruise Cost, Adjusted Net Cruise Cost Excluding Fuel, Adjusted EBITDA, Adjusted Net Loss and Adjusted EPS. Definitions of these non-GAAP financial measures are included below. For further information about our non-GAAP financial measures including detailed adjustments made in calculating our non-GAAP financial measures and a reconciliation to the most directly comparable GAAP financial measure, we refer you to “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Unless otherwise indicated in this annual report, the following terms have the meanings set forth below:

●	2024 Senior Secured Notes. On May 14, 2020, pursuant to an indenture among NCLC, as issuer, the guarantors party thereto, and U.S. Bank National Association, as trustee and security agent, NCLC issued $675.0 million aggregate principal amount of 12.25% senior secured notes due 2024. All of the outstanding 2024 Senior Secured Notes were redeemed in February 2022.
●	2026 Senior Secured Notes. On July 21, 2020, pursuant to an indenture among NCLC, as issuer, the guarantors party thereto, and U.S. Bank National Association, as trustee and security agent, NCLC issued $750.0 million aggregate principal amount of 10.25% senior secured notes due 2026. All of the outstanding 2026 Senior Secured Notes were redeemed in February 2022.
●	Acquisition of Prestige. In November 2014, we acquired Prestige in a cash and stock transaction for total consideration of $3.025 billion, including the assumption of debt.
●	Adjusted EBITDA. EBITDA adjusted for other income (expense), net and other supplemental adjustments.
●	Adjusted EPS. Adjusted Net Loss divided by the number of diluted weighted-average shares outstanding.
●	Adjusted Gross Margin. Gross margin adjusted for payroll and related, fuel, food, other and ship depreciation. Gross margin is calculated pursuant to GAAP as total revenue less total cruise operating expense and ship depreciation.
●	Adjusted Net Cruise Cost Excluding Fuel. Net Cruise Cost Excluding Fuel adjusted for supplemental adjustments.
●	Adjusted Net Loss. Net loss adjusted for supplemental adjustments.
●	Allura Class Ships. Oceania Cruises’ Vista and Oceania Cruises’ Allura.

●	Berths. Double occupancy capacity per cabin (single occupancy per studio cabin) even though many cabins can accommodate three or more passengers.
●	Breakaway Class Ships. Norwegian Breakaway and Norwegian Getaway.
●	Breakaway Plus Class Ships. Norwegian Escape, Norwegian Joy, Norwegian Bliss and Norwegian Encore.
●	Capacity Days. Berths available for sale multiplied by the number of cruise days for the period for ships in service.
●	CDC. The U.S. Centers for Disease Control and Prevention.
●	Constant Currency. A calculation whereby foreign currency-denominated revenue and expenses in a period are converted at the U.S. dollar exchange rate of a comparable period to eliminate the effects of foreign exchange fluctuations.
●	Dry-dock. A process whereby a ship is positioned in a large basin where all of the fresh/sea water is pumped out in order to carry out cleaning and repairs of those parts of a ship which are below the water line.
●	EBITDA. Earnings before interest, taxes, and depreciation and amortization.
●	EPS. Loss per share.
●	Explorer Class Ships. Regent’s Seven Seas Explorer, Seven Seas Splendor, and Seven Seas Grandeur.
●	GAAP. Generally accepted accounting principles in the U.S.
●	Gross Cruise Cost. The sum of total cruise operating expense and marketing, general and administrative expense.
●	Gross Tons. A unit of enclosed passenger space on a cruise ship, such that one gross ton equals 100 cubic feet or 2.831 cubic meters.
●	IMO. International Maritime Organization, a United Nations agency that sets international standards for shipping.
●	IPO. The initial public offering of 27,058,824 ordinary shares, par value $0.001 per share, of NCLH, which was consummated on January 24, 2013.
●	Net Cruise Cost. Gross Cruise Cost less commissions, transportation and other expense and onboard and other expense.
●	Net Cruise Cost Excluding Fuel. Net Cruise Cost less fuel expense.
●	Occupancy or Occupancy Percentage. The ratio of Passenger Cruise Days to Capacity Days. A percentage greater than 100% indicates that three or more passengers occupied some cabins.
●	Passenger Cruise Days. The number of passengers carried for the period, multiplied by the number of days in their respective cruises.
●	Prima Class Ships. Norwegian Prima, Norwegian Viva and four additional ships on order.

●	Private Exchangeable Notes. On May 28, 2020, pursuant to an indenture among NCLC, as issuer, NCLH, as guarantor, and U.S. Bank National Association, as trustee, NCLC issued $400.0 million aggregate principal amount of exchangeable senior notes due 2026. The Private Exchangeable Notes were repurchased in March 2021.
●	Revolving Loan Facility. $875.0 million senior secured revolving credit facility.
●	SEC. U.S. Securities and Exchange Commission.
●	Senior Secured Credit Facility. The Credit Agreement, originally dated as of May 24, 2013, as amended and restated on October 31, 2014, June 6, 2016, October 10, 2017, January 2, 2019 and May 8, 2020, and as further amended on January 29, 2021, March 25, 2021, November 12, 2021 and December 6, 2022, by and among NCLC and Voyager Vessel Company, LLC, as co-borrowers, JPMorgan Chase Bank, N.A., as administrative agent and as collateral agent, and various lenders and agents, providing for a senior secured credit facility consisting of (i) the Revolving Loan Facility and (ii) the Term Loan A Facility.
●	Shipboard Retirement Plan. An unfunded defined benefit pension plan for certain crew members which computes benefits based on years of service, subject to certain requirements.
●	Term Loan A Facility. The senior secured term loan A facility having an outstanding principal amount of approximately $1.5 billion as of December 31, 2022.

Cautionary Statement Concerning Forward-Looking Statements

Some of the statements, estimates or projections contained in this report are “forward-looking statements” within the meaning of the U.S. federal securities laws intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical facts contained, or incorporated by reference, in this report, including, without limitation, those regarding our business strategy, financial position, results of operations, plans, prospects, actions taken or strategies being considered with respect to our liquidity position, valuation and appraisals of our assets and objectives of management for future operations (including those regarding expected fleet additions, our expectations regarding the impacts of the COVID-19 pandemic, Russia’s invasion of Ukraine and general macroeconomic conditions, our expectations regarding cruise voyage occupancy, the implementation of and effectiveness of our health and safety protocols, operational position, demand for voyages, plans or goals for our sustainability program and decarbonization efforts, our expectations for future cash flows and profitability, financing opportunities and extensions, and future cost mitigation and cash conservation efforts and efforts to reduce operating expenses and capital expenditures) are forward-looking statements. Many, but not all, of these statements can be found by looking for words like “expect,” “anticipate,” “goal,” “project,” “plan,” “believe,” “seek,” “will,” “may,” “forecast,” “estimate,” “intend,” “future” and similar words. Forward-looking statements do not guarantee future performance and may involve risks, uncertainties and other factors which could cause our actual results, performance or achievements to differ materially from the future results, performance or achievements expressed or implied in those forward-looking statements. Examples of these risks, uncertainties and other factors include, but are not limited to the impact of:

●adverse general economic factors, such as fluctuating or increasing levels of interest rates, inflation, unemployment, underemployment and the volatility of fuel prices, declines in the securities and real estate markets, and perceptions of these conditions that decrease the level of disposable income of consumers or consumer confidence;

●the spread of epidemics, pandemics and viral outbreaks, including the COVID-19 pandemic, and their effect on the ability or desire of people to travel (including on cruises), which is expected to continue to adversely impact our results, operations, outlook, plans, goals, growth, reputation, cash flows, liquidity, demand for voyages and share price;

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

●the unavailability of ports of call;

●future increases in the price of, or major changes, disruptions or reduction in, commercial airline services;

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

●adverse events impacting the security of travel, or customer perceptions of the security of travel, such as terrorist acts, armed conflict, such as Russia’s invasion of Ukraine, and threats thereof, acts of piracy, and other international events;

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

●any further impairment of our trademarks, trade names or goodwill;

●our reliance on third parties to provide hotel management services for certain ships and certain other services;

●fluctuations in foreign currency exchange rates;

●our expansion into new markets and investments in new markets and land-based destination projects;

●overcapacity in key markets or globally; and

●other factors set forth under “Risk Factors” herein.

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

WEBSITE REFERENCES

In this Annual Report on Form 10-K, we make references to our website at http://www.nclhltd.com. References to our website through this Form 10-K are provided for convenience only and the content on our website does not constitute a part of, and shall not be deemed incorporated by reference into, this Annual Report on Form 10-K

.

PART I

Item 1. Business

History and Development of the Company

Norwegian commenced operations from Miami in 1966, launching the modern cruise industry by offering weekly departures from Miami to the Caribbean. In February 2011, NCLH, a Bermuda limited company, was formed. In January 2013, NCLH completed its IPO and the ordinary shares of NCLC were exchanged for the ordinary shares of NCLH, and NCLH became the owner of 100% of the ordinary shares and parent company of NCLC (the “Corporate Reorganization”). In November 2014, we completed the Acquisition of Prestige.

Our Company

Business Overview

We are a leading global cruise company which operates the Norwegian Cruise Line, Oceania Cruises and Regent Seven Seas Cruises brands. Due to COVID-19, we temporarily suspended all global cruise voyages from March 2020 until July 2021, when we resumed cruise voyages on a limited basis. In early May 2022, we completed the phased relaunch of our entire fleet with all ships now in operation with guests on board. We refer you to “—Impact of COVID-19” for further information.

As of December 31, 2022, we had 29 ships with approximately 62,000 Berths and had orders for eight additional ships to be delivered. We have converted some double occupancy cabins to studio cabins and we expect to convert approximately 900 additional cabins in early 2023. Additionally, in February 2023, we amended the delivery dates of the last two Prima Class Ships to 2027 and 2028. These ships will be lengthened and re-configured to accommodate the use of methanol as an alternative fuel source in the future. While additional modifications will be needed in the future to fully enable the use of methanol in addition to traditional marine fuel, this reinforces our commitment to reduce greenhouse gas emissions.

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

We have eight ships on order across our portfolio of brands. For the Norwegian brand, we have five Prima Class Ships on order, with currently scheduled delivery dates from 2023 through 2028. For Regent Seven Seas Cruises, we have one Explorer Class Ship on order for delivery in 2023. For Oceania Cruises, we have two Allura Class Ships on order for delivery in 2023 and 2025. These additions to our fleet will increase our total Berths to approximately 82,000.

Corporate Information

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

Impact of COVID-19

Safe Resumption of Operations

Due to the impact of COVID-19, travel restrictions and limited access to ports around the world, in March 2020, we implemented a voluntary suspension of all cruise voyages across our three brands. In the third quarter of 2021, we began a phased relaunch of certain cruise voyages with ships initially operating at reduced occupancy levels. In early May 2022, we completed the phased relaunch of our entire fleet with all ships now in operation with guests on board. Occupancy levels have sequentially increased in recent quarters, most recently averaging 87% in the fourth quarter 2022, with the Company expecting to return to historical Occupancy levels for the second quarter of 2023.

During 2022, we benefitted from significant improvements in the public health environment which allowed for the removal of most COVID-19 related health and safety protocols by year-end, unless required by local jurisdictions. For example, in July 2022, the CDC announced that its voluntary COVID-19 Program for Cruise Ships Operating in U.S. Waters was no longer in effect. We will continue to modify and evolve our health and safety protocols as needed along with the broader public health and regulatory environments. We continue to prioritize the health and safety of our guests, crew and communities we visit and follow applicable travel guidelines and local protocols as required by the ports and destinations we visit.

The relaxation of protocols, continued easing of travel restrictions and reopening of most ports around the globe to cruise ships has improved travel experiences, expanded the addressable cruise market, allowed us to expand the variety of our itineraries and provided additional catalysts on the road to recovery.

The level of occupancy on our ships will depend on a number of factors including, but not limited to, the duration and extent of the COVID-19 pandemic, further resurgences of COVID-19 or the emergence of other public health crises, our ability to comply with governmental regulations and implement new health and safety protocols, port availability, travel restrictions, bans and advisories, our ability to staff certain ships and additionally the impact of other events impacting travel or consumer discretionary spending, such as Russia’s ongoing invasion of Ukraine, and general macroeconomic conditions discussed below under “Macroeconomic Trends and Uncertainties.”

Execution of Financial Action Plan

In 2022 and 2023, we continued to take actions to bolster our financial condition as part of our long-term post-pandemic financial recovery strategy. In February 2022, we received additional financing through various debt financings, collectively totaling $2.1 billion in gross proceeds, which was used to redeem all of the outstanding 2024 Senior Secured Notes and 2026 Senior Secured Notes and to make scheduled principal payments on debt maturing in 2022, including, in each case, to pay any accrued and unpaid interest thereon, as well as related premiums, fees and expenses.

In December 2022, we amended the Senior Secured Credit Facility to extend approximately $1.4 billion of maturities by one year to January 2025. The amendment also updated certain financial covenants and increased our ability to incur additional debt. Each of our export-credit backed facilities were also amended to conform the financial covenants with the Senior Secured Credit Facility. In February 2023, a commitment of $82.5 million in aggregate principal amount of the Revolving Loan Facility that was not previously extended was obtained to assign the commitment to a new lender under the same terms as the extending lenders.

In February 2023, NCLC issued $600 million aggregate principal amount of 8.375% senior secured notes due 2028. The proceeds from the notes were used to repay the loans outstanding under our Term Loan A Facility that otherwise would have become due in January 2024, including to pay any accrued and unpaid interest thereon, as well as related premiums, fees and expenses.

In July 2022, we amended our $1 billion commitment, which provided additional liquidity to the Company through March 31, 2023. In February 2023, the commitment was further extended through February 2024, with an option for NCLC to further extend the commitments through February 2025 at its election. Simultaneously, the amount of the commitment was reduced to $650 million, which may be drawn in up to two draws, and in connection with the execution of the amended commitment letter, NCLC issued $250 million aggregate principal amount of senior secured notes due 2028. NCLC will use the net proceeds for general corporate purposes.

In February 2023, NCLC entered into a backstop agreement (the “Backstop Agreement”) with Morgan Stanley & Co., LLC (“MS”), pursuant to which MS has agreed to provide backstop committed financing to refinance and/or repay in whole or in part up to $300 million of amounts outstanding under the Senior Secured Credit Facility.

Refer to Note 8 – “Long-Term Debt” for further details about the above transactions. Refer to “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” for more detail regarding our financial action plan.

Strategy for Significant Operational Challenges

Operating Efficiency Improvement Initiative

We are currently undergoing a broad and ongoing effort to improve operating efficiencies, including cost minimization initiatives, to strengthen the foundation for sustained, profitable growth and mitigate the impact of inflation and supply chain disruptions. The Company has various planned initiatives both shoreside and shipboard, either already implemented or in process, which will contribute to this broader efficiency improvement effort while continuing to provide value to our guests.

Russia’s Invasion of Ukraine

The conflict from Russia’s ongoing invasion of Ukraine resulted in the cancellation or modification of approximately 60 sailings in 2022, which included all voyages with calls to ports in Russia. Three ships were redeployed as a result of the conflict including Norwegian Getaway to Port Canaveral, Oceania Cruises’ Marina to the British Isles and Regent’s Seven Seas Splendor to Northern Europe. In addition, we have also removed all calls to ports in Russia from our itineraries in 2023 and 2024.

Macroeconomic Trends and Uncertainties

As a result of conditions associated with global events, including the downstream effects of the COVID-19 pandemic and Russia’s ongoing invasion of Ukraine and actions taken by the United States and other governments in response to the invasion, the global economy, including the financial and credit markets, has experienced significant volatility and disruptions, including increases in inflation rates, fuel prices, and interest rates. Our costs have been, and are expected to continue to be, adversely impacted by these increases. We have used, and may continue to use, derivative instruments to attempt to mitigate the risk of adverse changes in fuel prices and interest expense. In an attempt to mitigate risks related to inflation, our supply chain department has negotiated contracts with varying terms, with a goal of providing us with the ability to take advantage of cost declines when they occur, and diversified our sourcing options. These strategies may not fully offset the impact of current macroeconomic conditions. Furthermore, we are exposed to fluctuations in the euro exchange rate for certain portions of ship construction contracts that have not been hedged. See “Item 1A—Risk Factors” for additional information.

Our Fleet

The following table presents information about our ships and their primary areas of operation based on current and future itineraries, which are subject to change.

Ship (1)	Year Built	Primary Areas of Operation
Norwegian
Norwegian Viva (2)	2023	The Bahamas, Caribbean, Europe
Norwegian Prima	2022	The Bahamas, Bermuda, Canada & New England, Caribbean, Europe
Norwegian Encore	2019	Alaska, The Bahamas, Caribbean, Central America, Mexico-Pacific, U.S. West Coast
Norwegian Bliss	2018	Alaska, Caribbean, Central America, Europe, Mexico-Pacific, U.S. West Coast
Norwegian Joy	2017	The Bahamas, Bermuda, Canada & New England, Caribbean, Central America, Mexico-Pacific, U.S. West Coast
Norwegian Escape	2015	The Bahamas, Bermuda, Canada & New England, Caribbean, Europe
Norwegian Getaway	2014	The Bahamas, Bermuda, Canada & New England, Caribbean, Europe
Norwegian Breakaway	2013	Bermuda, Canada & New England, Caribbean, Europe
Norwegian Epic	2010	Bermuda, Caribbean, Europe
Norwegian Gem	2007	The Bahamas, Bermuda, Canada & New England, Caribbean, Central America, Europe
Norwegian Jade	2006	Africa, Asia, The Bahamas, Caribbean, Europe
Norwegian Pearl	2006	The Bahamas, Bermuda, Canada & New England, Caribbean, Central America, Europe
Norwegian Jewel	2005	Alaska, Asia, Caribbean, Central America, Mexico-Pacific, U.S. West Coast
Pride of America	2005	Hawaii
Norwegian Dawn	2002	Africa, Asia, Caribbean, Europe
Norwegian Star	2001	Antarctica, Europe, South America
Norwegian Sun	2001	Alaska, Asia, Central America, South America, U.S. West Coast
Norwegian Sky	1999	Asia, The Bahamas, Canada & New England, Caribbean, Central America, Europe
Norwegian Spirit	1998	Alaska, Asia, Australia & New Zealand, Hawaii, South Pacific
Oceania Cruises
Oceania Vista (3)	2023	The Bahamas, Bermuda, Canada & New England, Caribbean, Central America, Europe, Mexico-Pacific
Oceania Riviera	2012	Africa, Alaska, Asia, The Bahamas, Bermuda, Caribbean, Europe
Oceania Marina	2011	Africa, Antarctica, Caribbean, Central America, Europe, South America
Oceania Nautica	2000	Africa, Asia, Australia & New Zealand, Bermuda, Canada & New England, Caribbean, Central America, Europe, Hawaii, South America, South Pacific
Oceania Sirena	1999	The Bahamas, Bermuda, Caribbean, Central America, Europe, South America
Oceania Regatta	1998	Alaska, Asia, Australia & New Zealand, Hawaii, Mexico-Pacific, South Pacific, U.S. West Coast
Oceania Insignia	1998	Africa, Alaska, Antarctica, Asia, Australia & New Zealand, Bermuda, Canada & New England, Caribbean, Central America, Europe, Hawaii, Mexico-Pacific, South America, South Pacific, U.S. West Coast
Regent
Seven Seas Grandeur (4)	2023	The Bahamas, Bermuda, Canada & New England, Caribbean, Central America, Europe, Mexico-Pacific
Seven Seas Splendor	2020	Antarctica, The Bahamas, Bermuda, Canada & New England, Caribbean, Central America, Europe, Mexico-Pacific, South America
Seven Seas Explorer	2016	Africa, Alaska, Asia, Australia & New Zealand, The Bahamas, Caribbean, Central America, Europe, Mexico-Pacific
Seven Seas Voyager	2003	Africa, Antarctica, Bermuda, Europe, South America
Seven Seas Mariner	2001	Africa, Alaska, Asia, Australia & New Zealand, The Bahamas, Bermuda, Canada & New England, Caribbean, Central America, Europe, Hawaii, Mexico-Pacific, South America, South Pacific, U.S. West Coast
Seven Seas Navigator	1999	Africa, Asia, Australia & New Zealand, Bermuda, Canada & New England, Caribbean, Europe, South America, South Pacific
(1)	The table above does not include the five additional ships on order.
(2)	The second of the Prima Class Ships, which is expected to be delivered in the summer of 2023.
(3)	The first of the Allura Class Ships, which is expected to be delivered in the spring of 2023.
(4)	The last of the Explorer Class Ships, which is expected to be delivered in the fall of 2023.

Our Mission, Competitive Strengths & Business Strategies

Our core mission is to provide exceptional vacation experiences delivered by passionate team members committed to world-class hospitality and innovation. We believe that the following business strengths support our overall strategy to deliver on our mission.

Enhanced Product Offering and Guest Experience

Our portfolio of ships is comprised of a young and enhanced 29-vessel fleet. We have invested in revitalizations to our ships, which provides an enhanced product offering that we believe delivers higher guest satisfaction and, in turn, higher pricing.

Norwegian’s ships offer up to 28 dining options, a diverse range of accommodations and what we believe is the widest array of entertainment at sea. Oceania Cruises’ award-winning onboard dining, with multiple open seating dining venues, is a central highlight of its cruise experience. Regent’s all-inclusive offering includes business class air on intercontinental flights, unlimited shore excursions, 1-night pre-cruise hotel package in Concierge Suites and higher, specialty restaurants, unlimited beverages, including fine wines and spirits, pre-paid gratuities, unlimited Wi-Fi, transfers between airport and ship, valet laundry service and other amenities. Historically, we have continually looked for ways to enhance our already strong product offering and onboard guest experience across our three brands and in the destinations we visit. We have done so through ship refurbishments, enhancements to dining and entertainment and enrichment offerings, expansion of immersive shore excursion and land program offerings and more.

The Norwegian, Oceania Cruises and Regent brands all offer a high level of onboard service and we collaborate amongst our brands to provide an enhanced guest experience. Norwegian offers guests the freedom and flexibility to design their ideal cruise vacation on their schedule with no set dining times, a variety of entertainment options and no formal dress codes. Oceania Cruises and Regent are known for their quality of service, including some of the highest crew-to-guest ratios in the industry and a staff trained to deliver personalized and attentive service.

Rich Stateroom Mix

The Norwegian, Oceania Cruises and Regent fleets offer an attractive mix of staterooms, suites and villas. Norwegian’s suites range from two-bedroom family suites to penthouses and owner suites, as well as three-bedroom Garden Villas measuring up to 6,694 square feet. In addition, 12 of Norwegian’s ships offer The Haven, a key-card access enclave on the upper decks with luxurious suite accommodations, exclusive amenities, and 24/7 butler and concierge service. The Haven suites surround a private courtyard with pool, hot tubs, sundeck, fitness center and steam rooms. On board Norwegian Epic, the Breakaway Class Ships, the Breakaway Plus Class Ships and the Prima Class Ship, The Haven also includes a private lounge and fine dining restaurant. Norwegian’s accommodations also include the groundbreaking Studio staterooms designed for solo travelers centered around the Studio Lounge, a private lounge area solely for Studio guests, as well as ocean views, balconies and connecting accommodations to meet the needs of all types of cruisers.

The spacious and elegant accommodations on Oceania Cruises’ six award-winning ships range from 143-square foot inside staterooms to opulent 2,030-square foot owner suites. The Regent fleet is comprised of five ships. Seven Seas Voyager, Seven Seas Mariner, Seven Seas Explorer and Seven Seas Splendor feature all-suite, all-balcony accommodations, and a majority of the accommodations on Seven Seas Navigator include balconies. The two newest ships in the Regent fleet, Seven Seas Splendor and Seven Seas Explorer, also feature the Regent Suite, a 4,443 square-foot luxurious suite accommodation that includes an in-suite spa retreat, a 1,300 square-foot wraparound veranda, and a glass-enclosed solarium sitting area.

Itinerary Optimization & Premium Itinerary Mix

We manage our ships’ deployments to promote a better breadth of itineraries, sell cruises further in advance and maximize profitability while also considering our efforts to reduce greenhouse gas emissions. We offer a diverse selection of premium itineraries with worldwide deployment and voyages ranging from three days to a 180-day around-the-world cruise. Our vessels call on ports including Scandinavia, Northern Europe, the Mediterranean, the Greek Isles,

Alaska, Canada and New England, Hawaii, Asia, Tahiti and the South Pacific, Australia and New Zealand, Africa, India, South America, the Panama Canal and the Caribbean. Our destination management team reviews deployments across the fleet, either repositioning ships to new destinations or fine-tuning itineraries, with the goal of diversifying our deployment and creating product scarcity which, in turn, leads to higher pricing.

We are also focused on destination development and have created two private destinations to enhance the shore experience for our guests. We were the first cruise line to develop a private island, Great Stirrup Cay in The Bahamas. This private destination is the Company’s private island featuring over 1,500 feet of accessible beachfront with white sand beaches; over 50 cabana and villa options; an array of shore excursions including a new over water zipline experience that extends nearly 3,000 feet in length; and on-island food and beverage offerings. In 2019, we launched Silver Cove, the latest enhancement designed to elevate the guest experience. This exclusive oceanfront lagoon area includes private beachfront villas, a Mandara Spa with beachfront treatments as well as the exclusive Moët & Chandon Bar and upscale Silver Cove Restaurant and Bar. The 38 luxury air-conditioned villas range from studios to larger one-and-two-bedroom villas, all of which include a private bathroom, daybed, club chairs, televisions with on-demand entertainment, outdoor patio and lounge seating, retractable glass walls providing unobstructed views and access to the private beachfront lagoon. In 2016, we introduced Harvest Caye, the Company’s private resort-style destination in Southern Belize. The 75-acre destination features Belize’s only cruise ship pier, an expansive seven-acre white sand beach, 15,000 sq. ft. pool with swim up bar, multiple dining options and a nature center with wildlife experiences plus adventure tours.

Disciplined Fleet Expansion

For the Norwegian brand, we have five Prima Class Ships on order, each ranging from approximately 143,500 to 169,000 Gross Tons with 3,100 or more Berths, with currently scheduled delivery dates from 2023 through 2028. For the Regent brand, we have one Explorer Class Ship on order to be delivered in 2023, which will be approximately 55,000 Gross Tons and 750 Berths. For the Oceania Cruises brand, we have orders for two Allura Class Ships to be delivered in 2023 and 2025. Each of the Allura Class Ships will be approximately 67,000 Gross Tons and 1,200 Berths. The impacts of COVID-19 on the shipyards where our ships are under construction (or will be constructed), Russia’s ongoing invasion of Ukraine, initiatives to improve environmental sustainability and modifications the Company plans to make to its newbuilds and/or other macroeconomic events have resulted in delays in expected ship deliveries. These and other impacts could result in additional delays in ship deliveries in the future, which may be prolonged.

We believe these new ships will allow us to continue expanding the reach of our brands, position us for accelerated growth and provide an optimized return on invested capital. We have obtained or expect to obtain fixed rate export-credit backed financing which is expected to fund approximately 80% of the contract price of each ship currently scheduled to be delivered through 2028, subject to certain conditions.

Two-Pronged Go-to-Market Strategy of Market-to-Fill and Value-Add Bundling

Our revenue management function performs extensive analyses in order to determine booking history and uses trends by sailing, stateroom category, travel partner, market segment, itinerary and distribution channel in order to optimize cruise ticket revenue. Our core go-to-market strategy results in a longer booking curve with enhanced predictability and the opportunity to increase prices. Our strategy to market-to-fill consists of using marketing instead of price as the main lever to drive demand. The best price is offered early in the booking cycle with value-added promotions used when necessary to further reduce the need to compromise on price.

We offer a value-add bundled product for all three brands which we believe leads to higher quality guest bookings. The Norwegian brand offers guests the choice of a more inclusive, value-add product offering on certain stateroom selections by allowing guests to choose from multiple amenities through our Free at Sea program.

Our go-to-market strategy assists in maximizing the revenue potential from each customer contact generated. We believe these strategies and other initiatives executed by our distribution channels will drive sustainable growth in the number of guests carried and in revenues achieved.

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

Our meetings, incentives and charters channel focuses on full ship charters as well as corporate meetings and incentive travel. These sales often have very long lead times and can fill a significant portion of the ship’s capacity, or even an entire sailing, in one transaction. Sixthman, a subsidiary company specializing in developing and delivering music-oriented charters, provides a market to sell high-quality music experiences to guests. To further grow and expand this channel, we introduced a new branded initiative “Experiences at Sea,” consisting of Sixthman and the Company’s Charters, Meetings & Incentives department. Experiences at Sea will focus on corporate, incentive and affinity-focused clients across all three of our brands.

Casino Player Strategy

We have non-exclusive arrangements with casino partners worldwide whereby loyal gaming guests are offered cruise reward certificates redeemable for cruises. Through property sponsored events and joint marketing programs, we have the opportunity to market cruises to these guests. These arrangements with casino partners have the dual benefit of filling open inventory and reaching guests expected to generate above-average onboard revenue through the casino and other onboard spending.

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

Our Commitment to Sustainability

The continued success of our business is linked to our ability to operate and grow sustainably. We are committed to driving a positive impact on society and the environment through our global sustainability program, Sail & Sustain. The Sail & Sustain program is centered around five pillars: Reducing Environmental Impact, Sailing Safely, Empowering People, Strengthening Our Communities and Operating with Integrity and Accountability. The Company’s Board of Directors is actively engaged in overseeing the Sail & Sustain program and Environmental, Social and Governance (“ESG”) strategy and implementation through its Technology, Environmental, Safety & Security Committee.

Reducing our environmental impact is a key component of the Sail & Sustain program. All of our ships have environmental management systems that are certified under the International Organization for Standardization’s 14001 Standard. This voluntary standard sets requirements for the establishment and implementation of a comprehensive environmental management system. As part of our environmental commitment, we have a long-term climate action strategy with a commitment to pursue net zero greenhouse gas emissions by 2050. The three components of our climate action strategy include: Reducing Carbon Intensity, Investing in Technology and Exploring Alternative Fuels, and Implementing a Voluntary Carbon Offset Program. Each ship in our fleet has a Shipboard Energy Efficiency Management Plan with the objective to improve the overall operating efficiency of the ship by implementing methods for energy and fuel savings. We evaluate, monitor, and implement energy-savings projects on our existing ships including but not limited to HVAC system upgrades, LED lighting, low friction silicone hull coating, hydrodynamic upgrades, and waste heat recovery projects.

There is no clear path today to achieve net zero for the cruise industry, and this effort will require significant technology advancements including commercially viable and scalable low or zero emission fuels, but we are committed to doing our part to facilitate this transition. For example, we have partnered with MAN Energy Solutions on a multi-stage feasibility assessment and project with the goal of retrofitting an existing engine to use with dual fuels, both diesel and methanol. In addition, we have successfully tested the use of biofuel blends, blended with approximately 30% biofuel and approximately 70% marine gas oil, on several ships as a potential “drop-in” solution that does not require modifications to existing engines. We are also investing in shore power capabilities, which with the appropriate port infrastructure would allow us to connect to onshore electrical power grids to supply much of the power needed while docked. A total of 11 ships in our fleet are currently equipped with shore power capabilities and we are targeting approximately 70% of our fleet to be equipped with this capability by year-end 2025.

In early 2022, we created a formal governance structure dedicated to the oversight of our climate action and decarbonization strategy. The Decarbonization Executive Steering Committee is an internal, cross-functional committee responsible for governing and steering the company-wide climate action and decarbonization strategy. The committee is comprised of our President and Chief Executive Officer and other executive officers. To supplement the committee, a Decarbonization Action Group comprised of senior leaders across the organization was also created to enhance cross-collaboration and coordination in support of our climate action strategy and goals.

In late 2021, we also began climate risks and scenario planning which resulted in the publication of our first disclosure aligned with the Task Force on Climate-related Financial Disclosures (“TCFD”) framework in April 2022, which can be found on our website.

We also drive social impact through our philanthropy initiatives, partnerships and community engagement programs in our local communities and at the destinations we visit worldwide.

We provide regular updates to our stakeholders on our sustainability efforts and promote awareness on important topics, including environmental stewardship, through our Sail & Sustain program, our annual ESG report and through various communications regarding important sustainability initiatives across various distribution channels including but not limited to press releases, social media and our corporate website. We have published disclosures aligned with the Sustainability Accounting Standards Board framework as well as a TCFD report to provide additional transparency to our stakeholders. For additional information regarding our sustainability initiatives, please visit our website at www.nclhltd.com.

Highly Experienced Management Team

Our senior management team is comprised of executives with extensive experience in the cruise, travel, leisure and hospitality-related industries. Mr. Frank Del Rio is our President and Chief Executive Officer. Mr. Del Rio is a 30-year cruise industry veteran who founded Oceania Cruises in 2002. Under his leadership, Oceania Cruises grew from a fledgling start-up to a dominant player in the upscale cruise market. He further led Oceania Cruises’ acquisition of Regent Seven Seas Cruises. After NCLH acquired Prestige, Mr. Del Rio led the combined company to many milestones including expanding its fleet with the newest and most innovative ships at sea, introducing the Company’s latest private destination, Harvest Caye in Belize, leading the Company’s Great Cruise Comeback following the COVID-19 related global cruise voyage suspension and significantly expanding and strengthening its global footprint.

Mr. Mark A. Kempa, our Executive Vice President and Chief Financial Officer, has been with the Company for over twenty years holding several positions of increasing responsibility in Norwegian’s finance organization, playing an instrumental role in several of the Company’s key milestones, including its successful IPO and the Acquisition of Prestige.

Mr. T. Robin Lindsay, our Executive Vice President, Vessel Operations, is responsible for Marine & Technical Operations, Hotel Operations, Entertainment, Product Development, and Newbuild and Ship Refurbishment for all three of the Company's brands. Mr. Lindsay has been with the Company for two decades dating back to 2003, when he joined Oceania Cruises as Senior Vice President, Hotel Operations.

Mr. Harry Sommer, our President and Chief Executive Officer of Norwegian Cruise Line, is responsible for the Company’s largest brand including sales, marketing, revenue management, passenger services, itinerary development, international business development and operations. Mr. Sommer is an over 30-year cruise industry veteran who has held various executive roles at the Company throughout his tenure including serving as President, International for all three of our brands.

See “Information about our Executive Officers” below for more information on our highly experienced management team.

Passenger Ticket Revenue

We offer our guests a wide variety of cruise fare options when booking a cruise. Our cruise ticket prices generally include cruise fare and a wide variety of onboard activities and amenities, meals, entertainment and port fees and taxes. In some instances, cruise ticket prices include round-trip airfare to and from the port of embarkation, complimentary beverages, unlimited shore excursions, internet, valet laundry services, pre-cruise hotel packages, and on some of the exotic itineraries pre or post land packages. Prices vary depending on the particular cruise itinerary, stateroom category selected and the time of year that the voyage takes place.

Onboard and Other Revenue

All three brands generate onboard and other revenue for additional products and services which are not included in the cruise fare, including casino operations, certain food and beverage, shore excursions, gift shop purchases, spa services, Wi-Fi services and other similar items. Food and beverage, casino operations and shore excursions are generally managed directly by us while retail shops, spa services, art auctions and internet services may be managed through contracts with third-party concessionaires. These contracts generally entitle us to a percentage of the gross sales derived from these concessions. Norwegian’s ticket prices typically include cruise accommodations, meals in certain dining facilities and many onboard activities such as entertainment, pool-side activities and various sports programs. To maximize onboard revenue, all three brands use various cross-marketing and promotional tools which are supported by point-of-sale systems permitting “cashless” transactions for the sale of these products and services. Oceania Cruises’ ticket prices may include air transportation and certain other amenities. Regent’s ticket prices typically include air transportation, unlimited shore excursions, a pre-cruise hotel night stay (for concierge level and above), premium wines and top shelf liquors, specialty restaurants, Wi-Fi, valet laundry and gratuities.

Seasonality

Our operations are seasonal and results for interim periods are not necessarily indicative of the results for the entire fiscal year. Historically, demand for cruises has been strongest during the Northern Hemisphere’s summer months; however, our cruise voyages were completely suspended from March 2020 until July 2021 due to the COVID-19 pandemic and our resumption of cruise voyages was phased in gradually, with our full fleet back in operation in early May 2022.

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

Ship Operations and Cruise Infrastructure

Ship Maintenance and Logistics

Sophisticated and efficient maintenance and operations systems support the technical superiority and modern look of our fleet. In addition to routine repairs and maintenance performed on an ongoing basis and in accordance with applicable requirements, each of our ships is generally taken out of service, approximately every 24 to 60 months, for a period of one or more weeks for scheduled maintenance work, repairs and improvements performed in Dry-dock. Dry-dock interval is a statutory requirement controlled under IMO requirements reflected in chapters of the International Convention of the Safety of Life at Seas (“SOLAS”) and to some extent the International Load Lines Convention. Under these regulations, it is required that a passenger ship Dry-dock once in five years (depending on age of vessel) or twice in five years (depending on flag state and age of vessel) and the maximum interval between each Dry-dock cannot exceed three years (depending on flag state and age of vessel). However, most of our international ships qualify under a special exemption provided by The Bahamas and/or Marshall Islands (flag state), as applicable, after meeting certain criteria set forth by the ship’s flag state to Dry-dock once every five years. To the extent practical, each ship’s crew, catering and hotel staff remain with the ship during the Dry-dock period and assist in performing repair and maintenance work. Accordingly, Dry-dock work is typically performed during non-peak demand periods to minimize the adverse effect on revenue that results from ships being out of service. Dry-docks are typically scheduled in spring or autumn and depend on shipyard availability. We typically take this opportunity to upgrade the vessels in all areas of both guest-facing services and innovative compliance technology.

Suppliers

Our largest capital expenditures are for ship construction and acquisition. Our largest operating expenditures are for payroll and related (including our contract with a third party who provides certain crew services), fuel, airfare, food and beverage, advertising and marketing and travel advisor services. Most of the supplies that we require are available from numerous sources at competitive prices. In addition, due to the large quantities that we purchase, we can obtain favorable prices for many of our supplies. Our purchases for ship construction expenditures are generally denominated in euros and other purchases are denominated primarily in U.S. dollars. Payment terms granted by the suppliers are generally customary terms for the cruise industry.

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

We place the utmost importance on the safety of our guests, crew and the communities we visit. We operate all our vessels to meet and exceed the requirements of SOLAS and International Management Code for the Safe Operation of Ships and for Pollution Prevention (“ISM Code”), the international safety standards which govern the cruise industry. Crew members are trained in the Company’s stringent safety protocols, participating in regular safety trainings, exercises and drills onboard every one of our ships to familiarize themselves and become proficient with the safety equipment onboard. In order to expand our public health protocols, we have developed an Infectious Disease Management System that our crew members are trained on prior to returning to service. These policies were certified and audited to DNV’s Certification in Infection Prevention which further enhances our outbreak prevention and response to all types of infectious disease including, but not limited to COVID-19, norovirus, acute gastroenteritis, influenza and influenza-like illnesses.

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

Regulatory Matters

Registration of Our Ships

Twenty of the ships that we currently operate are registered in The Bahamas. One of our ships, Pride of America, is a U.S.-flagged ship. Eight of our ships are registered in the Marshall Islands. Our ships registered in The Bahamas and the Marshall Islands are inspected at least annually pursuant to Bahamian and Marshall Islands requirements and are subject to International laws and regulations and to various U.S. federal regulatory agencies, including, but not limited to, the U.S. Public Health Service and the U.S. Coast Guard. Our U.S.-registered ship is subject to laws and regulations of the U.S. federal government, including, but not limited to, the Food and Drug Administration (“FDA”), the U.S. Coast Guard and U.S. Department of Labor. The international, national, state and local laws, regulations, treaties and other legal requirements applicable to our operations change regularly, depending on the itineraries of our ships and the ports and countries visited.

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

Amendments to MARPOL have made the Baltic Sea a “Special Area” where sewage discharges from passenger ships will be prohibited unless they comply with Resolution MEPC 227(64) adopted by the Marine Environmental Protection Committee (“MEPC”) of the IMO. Stricter discharge restrictions went into effect for new passenger ships in 2019, and for existing passenger ships in 2021.

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

As part of its Fit for 55 package, the E.U. is in the process of adopting several rules aimed at reducing greenhouse gas emissions. Two of the mechanisms that are being used to achieve emissions reductions are the Emissions Trading System (“ETS”) and the FuelEU Maritime Initiative. We may have increased costs associated with the Fit for 55 regulations but are not able to quantify the impact yet as the various regulations are not finalized and the impact of certain proposals like the ETS will depend on future market pricing. In addition, strategies to reduce greenhouse gas emissions as well as ship deployment modifications could mitigate the impact of these regulations.

●	ETS: The maritime transport sector was recently approved to be included in the scope of the ETS. Effective January 2024, ships over 5,000 Gross Tons that transport passengers or cargo to or from E.U. member state ports would be required to purchase and surrender emissions allowances equivalent to emissions for all or a half of a covered voyage, depending on whether the voyage was between two E.U. ports or an E.U. and a non-E.U. port. The requirements will be phased in from 2024 to 2026. Beginning in 2024, covered entities would be required to procure and surrender allowances equivalent to 40% of their verified carbon emissions, with the amount increasing to 70% of carbon emissions in 2025 and 100% of greenhouse gas emissions in 2026, with allowances to be surrendered in the following year. The costs associated with the purchase of allowances are variable and will depend on future market movements.
●	FuelEU Maritime Initiative: The proposed FuelEU regulation would set a maximum limit on the greenhouse gas intensity of onboard energy usage for ships arriving at, sailing in or departing from E.U. ports, which will become progressively stricter over time. Other key components of the regulation include requirements for connecting to onshore power grids in E.U. ports as well as targets for the use of renewable fuels of non-biological origin.

In 2021, the IMO adopted two new requirements, which have entered into effect in 2023, the Carbon Intensity Indicator (the “CII”) and Energy Efficiency Ship Index (the “EEXI”), which each regulate carbon emissions for ships. The CII is an operational metric designed to measure how efficiently a ship transports goods or passengers by looking at carbon dioxide emissions per nautical mile. Ships are given an annual rating from A to E with a C or better required for compliance. For ships that receive a D rating for three consecutive years, or an E rating for one year, a corrective action plan will need to be developed and approved. In 2023, ships will be required to reduce carbon intensity by 5% from a 2019 baseline with 2% incremental improvements each year thereafter until 2030. The enforcement mechanism for CII has not yet been defined. The EEXI is a one-time design re-certification requirement that updates energy efficiency requirements for existing ships and regulates carbon dioxide emissions related to installed engine power, transport capacity and ship speed. Compliance with the EEXI is not expected to have a material impact on our operations.

Compliance with such laws and regulations is expected to entail significant expenses for a combination of: ship modifications, purchases of emissions allowances, alternative fuels and higher-cost compliant newbuilds. Compliance is also expected to result in changes to our operating procedures, including limitations on our ability to operate in certain locations and slowing the speed of our ships, and may render some ships obsolete, which would adversely impact our operations. These issues are, and we believe will continue to be, areas of focus by the relevant authorities throughout the world. This could result in the enactment of more stringent regulation of cruise ships that would subject us to increasing compliance costs in the future. Some environmental groups continue to lobby for more extensive oversight of cruise ships and have generated negative publicity about the cruise industry and its environmental impact.

If we violate or fail to comply with environmental laws, regulations or treaties, we could be fined or otherwise sanctioned by regulators. We have made, and will continue to make, capital and other expenditures to comply with changing environmental laws, regulations and treaties. Any fines or other sanctions for violation or failure to comply with environmental requirements or any expenditures required to comply with environmental requirements could have a material adverse effect on our business, operations, cash flow or financial condition. We expect to make material investments in our business to comply with these laws and regulations; however, the total impact cannot be determined as we are evaluating our compliance plans.

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

We continue to work directly with the CDC Maritime Unit as well as other health regulatory authorities, such as E.U. Healthy Gateways, to adjust our infectious disease (COVID-19, influenza, noro virus) response protocols.

Security and Safety

The IMO has adopted safety standards as part of the SOLAS convention, which apply to all our ships. SOLAS establishes requirements for vessel design, structural features, construction methods and materials, refurbishment standards, life-saving equipment, fire protection and detection, safe management and operation and security in order to help ensure the safety and security of our guests and crew. All our crew undergo regular security and safety training exercises pursuant to international and national maritime regulations.

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

Financial Requirements

The Federal Maritime Commission (“FMC”) requires evidence of financial responsibility for those offering transportation on passenger ships operating out of U.S. ports to indemnify passengers in the event of non-performance of the transportation. Accordingly, each of our three brands is required to maintain a $32.0 million third-party performance guarantee in respect of liabilities for non-performance of transportation and other obligations to passengers. The guarantee requirements are subject to additional consumer price index-based adjustments.

In addition, our brands have a legal requirement to maintain security guarantees based on cruise business originated from the U.K., and certain jurisdictions require us to establish financial responsibility to meet liability in the event of non-performance of our obligations to passengers from those jurisdictions. As of December 31, 2022, we have in place approximately £68.6 million of security guarantees for our brands as well as a consumer protection policy covering up to £82.4 million. The Company has provided approximately $29.7 million in cash to secure all the financial security guarantees required.

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

For 2022, 2021 and 2020, both Regent and Oceania Cruises relied on NCLH’s ability to meet the requirements necessary to qualify for the benefits of Section 883 as discussed above.

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

Changes in Tax Laws

The various tax regimes to which we are currently subject result in a relatively low effective tax rate on our worldwide income. These tax regimes, however, are subject to change, possibly with retroactive effect. For example, legislation has been proposed in the past that would eliminate the benefits of the exemption from U.S. federal income tax under Section 883 and subject all or a portion of our shipping income to taxation in the U.S. Moreover, we may become subject to new tax regimes and may be unable to take advantage of favorable tax provisions afforded by current or future law including exemption of branch profits and dividend withholding taxes under the U.S.-U.K. Income Tax Treaty on income derived in respect of our U.S.-flagged operation. For example, the Organization for Economic Co-operation and Development and numerous jurisdictions (including the U.K.) have had an increased focus on issues concerning the taxation of multinational businesses and several related reforms have been put forth (including the implementation of a global minimum tax rate of at least 15% for large multinational businesses), which could have a negative effect on our business, financial condition and results of operations.

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

Demographics

As of December 31, 2022, we employed approximately 5,100 full-time employees worldwide in our shoreside operations and approximately 33,800 shipboard employees. Regent and Oceania Cruises’ ships use a third party to provide additional hotel and restaurant staffing onboard. We refer you to “Item 1A—Risk Factors—Our inability to recruit or retain qualified personnel or the loss of key personnel or employee relations issues may materially adversely affect our business, financial condition and results of operations” for more information regarding our relationships with union employees and our collective bargaining agreements that are currently in place.

Diversity, Equity and Inclusion

Our Company is committed to fostering an inclusive workforce, where diverse backgrounds are represented, engaged and empowered to generate and execute on innovative ideas. Our commitment to diversity and inclusion is demonstrated by our Board of Directors, which is 50% diverse with three female directors and one director from an under-represented minority community. Our commitment to seeking female and under-represented candidates as well as candidates with diverse backgrounds is formalized in our Corporate Governance Guidelines.

Our Company operates globally, with team members representing over 110 countries. To foster a diverse and inclusive culture, we seek to leverage the talents of all team members and commit to equal employment opportunity (“EEO”) as detailed in our Company’s EEO policy. We have long-term partnerships with the National Diversity Council, sponsoring the Florida Diversity Council and its South Florida local chapter. We have established shoreside employee resource groups, such as the Veterans Task Force, Elevate (Women in Leadership) and Embrace (Diversity in Leadership), to promote diversity and inclusion within our teams and to serve as a feedback channel for employees.

As of December 31, 2022, the composition of our workforce was as follows:

Gender diversity (1)	Male %	Female %
All shoreside team members	39%	61%
Shoreside Managers/above	53%	47%
All shipboard team members	79%	21%
3-stripe/above (equivalent to Manager level)	85%	15%

Ethnic diversity (2)	Non-URMs %	URMs %
All shoreside team members in the U.S. who have self-identified	33%	67%
Shoreside Managers/above in the U.S. who have self-identified	46%	54%
(1)	While we present male and female, we acknowledge this is not fully encompassing of all gender identities.
(2)	Under-represented minority (“URM”) is used to describe diverse populations, including Native American, Asian, Black, Hispanic/Latino and Native Hawaiian team members in the U.S. We do not generally track ethnicity/race for our shipboard team members as the majority are URMs from a U.S. perspective.

Compensation and Benefits

Critical to our success is identifying, recruiting, retaining top talent and incentivizing existing and future team members. We attract and retain talented team members by offering competitive compensation and benefits. Our pay-for-performance compensation philosophy for our shoreside team is based on rewarding each team member’s individual contributions. We use a combination of fixed and variable pay components including base salary, bonus, equity, commissions and merit increases. We maintain a long-term incentive plan for our manager-level team members and above that allows us to provide share-based compensation to enhance our pay-for-performance culture and to support our attraction, retention and motivational goals. In October 2022, we proudly established an $18 per hour minimum wage for our non-commission U.S. based shoreside employees. We also issued an appreciation bonus of up to 10 days of pay to non-management employees not eligible under other bonus or incentive programs. The Company also consistently reviews salary levels in order to remain competitive in recruiting and retaining talent for shoreside and shipboard employees. We believe our compensation programs for our shipboard team are competitive and for the majority of this team, negotiated with various unions and documented in collective bargaining agreements.

The success of our Company is connected to the well-being of our team members, such that we offer a competitive benefits package including physical, financial and emotional well-being benefits. We offer our full-time U.S. shoreside team members a choice of Company-subsidized medical and dental programs to meet their needs and those of their families. In addition, we offer health savings and flexible spending accounts, vision cover, paid time off, employee assistance programs, short term disability and voluntary long-term disability insurance, term life and business travel insurance. Additionally, we offer a 401(k) retirement savings plan and education assistance benefits. Our benefits vary by location and are designed to meet or exceed local requirements and to be competitive in the marketplace. As we strive to be an employer of choice, the Company continues with a 4/1 flexible work model for shoreside team members globally. The flexible model allows most employees to work in-office Monday through Thursday and remotely on Friday.

In April 2022, the Company was honored by South Florida Business Journal as a 2022 Healthiest Employer Awards Honoree to celebrate our dedication to providing health and wellness benefits that allow our employees to thrive both physically and mentally in the workforce. To further demonstrate our continued dedication to family as one of our company’s core values, effective July 1, 2022, we enhanced our Family Care Benefits to our eligible shoreside employees. This included additional time of paid leave at 100% of an employee’s salary, for maternity, paternity, and adoption leaves. Family planning assistance for fertility/surrogacy services and adoption support were also enhanced. Minimum basic life insurance was also increased for all team members.

Beyond our Company’s public philanthropic support during the Ukraine Crisis, the Company dedicated resources and support to our dedicated impacted crew members. Among the many actions taken, the Company provided monetary crew welfare fund relief, complimentary enhanced communication channels, and ongoing travel and assignment support as needed.

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

Established in 2021, Rising Stars remains a key development program to identify high potential shoreside leaders at the Director and Senior Director level. The 6-month program is conducted with a human resources strategy firm and is focused on developing a growth mindset to refine leadership strengths, champion change and encourage innovation through assessment tools, one-on-one coaching and group learning.

Shipboard team members have the opportunity to learn the skills and responsibilities of another position in a different department, either to increase their effectiveness in the Company, or to give them the opportunity to shift their career path.

Retention and Engagement

We have a history of strong retention rates across our shoreside and shipboard teams which we attribute to our culture that allows our team members to thrive and achieve their career goals. For the full year of 2022, the company experienced the highest shoreside voluntary retention rate in recent years.

Exceptional team members continue to be recognized by a robust annual Award of Excellence recognition program which acknowledges and rewards individual team members and teams for their demonstration of Company values. In 2022, the Award of Excellence winners were celebrated onboard Norwegian Prima, where the ship was dedicated exclusively to our shoreside employees and their guests for a 2-night sailing to share appreciation for our shoreside employees. We have also continued the Kloster Visionary Award which honors the Company’s founder, Knut Kloster, by recognizing a team member whose spirit of innovation follows in the footsteps of this visionary. Through the shipboard Vacation Hero Awards program, shipboard supervisors and management recognize select shipboard team members that have proven to be outstanding in selected categories. This award program is designed to provide recognition and promote total guest satisfaction by encouraging and rewarding team members for demonstrating excellence in service, teamwork, attitude and leadership.

Ports and Facilities

We own a private island in The Bahamas, Great Stirrup Cay, which we utilize as a port-of-call on certain itineraries. We also own and operate a cruise destination in Belize, Harvest Caye, which we introduced in November 2016. We have developed, in conjunction with Port Miami, a new terminal, which is our primary facility at the port. In addition, we have entered into various agreements relating to port or berthing rights for our ships, which include the following:

●	an agreement with the Government of Bermuda whereby we are permitted weekly calls in Bermuda through 2028 from Boston and New York.
●	contracts with the Port of New Orleans, Port Miami, Port Canaveral, Manhattan Cruise Terminal, A.J. Juneau Dock, Ogden Point Cruise Ship Terminal in Victoria, BC, Port of Southampton, Puerto Costa Maya, Port of Roatan, Puerto Plata, and various Hawaiian ports pursuant to which we receive preferential Berths to the exclusion of other vessels for certain specified days of the week at the terminals.
●	a concession permit with the U.S. National Park Service whereby our ships are permitted to call on Glacier Bay during each summer cruise season through September 30, 2029.
●	an agreement with the British Virgin Islands Port Authority granting priority berthing rights for a 15-year term through April 2032 with options to extend the agreement for two additional five-year terms.
●	an agreement with the West Indian Company Limited granting priority berthing rights in St. Thomas for a 10-year term through September 2026 with an option to extend the agreement for an additional five years.
●	an agreement with the Port of Seattle for a 15-year lease through October 2030 with an option to extend the agreement for an additional five years.
●	an agreement with the Huna Totem Corporation that includes preferential berthing rights, for which a second pier in Icy Strait Point, Alaska has been developed.

●	a 30-year preferential berthing agreement with Ward Cove Dock Group, LLC, who has constructed a new double ship pier in Ward Cove, Ketchikan, Alaska. The pier has been built to simultaneously accommodate two of Norwegian Cruise Line’s 4,000 passenger Breakaway Plus Class Ships.
●	An agreement with Glacier Creek Development, LLC for construction and operation of a cruise terminal and related berthing facilities in Whittier, Alaska, expected to be operational for the 2024 season.
●	An agreement with AAK’W Landing LLC for the development of berthing facilities in Juneau Alaska, expected to be operational in 2025 or 2026.

Available Information

We file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and other information with the SEC. Our SEC filings are available to the public at the SEC’s website at http://www.sec.gov.

We also maintain an Internet site at http://www.nclhltd.com. We will, as soon as reasonably practicable after we electronically file or furnish our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and amendments to those reports, if applicable, make available such reports free of charge on our website. Our website also contains other items of interest to our investors, including, but not limited to, investor events, press and earnings releases and sustainability initiatives.

Information about our Executive Officers

The following table sets forth certain information regarding NCLH’s executive officers as of February 16, 2023.

Name	Age	Position
Frank J. Del Rio	68	Director, President and Chief Executive Officer
Mark A. Kempa	51	Executive Vice President and Chief Financial Officer
Harry Sommer	55	President and Chief Executive Officer, Norwegian brand
Andrea DeMarco	44	President, Regent brand
Frank A. Del Rio	45	President, Oceania Cruises brand
T. Robin Lindsay	65	Executive Vice President, Vessel Operations
Daniel S. Farkas	54	Executive Vice President, General Counsel and Assistant Secretary
Faye L. Ashby	51	Senior Vice President and Chief Accounting Officer

All the executive officers listed above hold their offices at the pleasure of our Board of Directors, subject to rights under any applicable employment agreements. Frank J. Del Rio is the father of Frank A. Del Rio. There are no other family relationships between or among any directors and executive officers.

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

Andrea DeMarco has served as the President of the Regent brand since January 2023 and has strong knowledge of the cruise industry with nearly 20 years of diverse experience spanning multiple areas of the business. She served as Chief Sales and Marketing Officer for Regent Seven Seas Cruises from September 2021 until January 2023 and as Senior Vice President of Investor Relations, Corporate Communications and Environmental, Social and Governance from January 2020 until August 2021. Prior to that, she served as Vice President, Investor Relations and Corporate Communications from October 2016 through December 2019, Senior Director, Investor Relations from June 2015 through October 2016 and Director, Investor Relations from November 2012 through June 2015. Prior to joining the Company, she worked in charter sales and corporate financial planning roles at Royal Caribbean Group. Ms. DeMarco has an M.B.A. in Finance from Florida International University and a B.S. in Finance from Florida State University.

Frank A. Del Rio has served as the President of the Oceania Cruises brand since January 2023 and is an industry veteran, having started his career in the cruise industry in 2003. He served as Chief Sales and Marketing Officer for Oceania Cruises from March 2022 until January 2023 and as Senior Vice President, Port Destinations and Onboard Revenue from March 2015 through April 2017. From 2018 until March 2022, Mr. Frank A. Del Rio pursued entrepreneurial opportunities in the private equity, finance, and tech spaces, where he was involved across a wide spectrum of products and industries, including AI, telecommunications and 5G network solutions, medical, and real estate development, including serving as Chief Executive Officer of Divinus Life LLC, a specialty provider of skin and wellness products, from 2018 through 2020. Prior to the Company’s acquisition of Prestige, Mr. Frank A. Del Rio served as Senior Vice President, Port and Destination Services at Prestige from 2008 until March 2015 and as Vice President, Destination Services and Product Development at Prestige from 2003 to 2008. Mr. Frank A. Del Rio has a B.S./B.A. in Finance and Economics from the University of Florida.

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

Item 1A. Risk Factors

In addition to the other information contained in this annual report, you should carefully consider the following risk factors in evaluating our business. If any of the risks discussed or additional risks and uncertainties not currently known to us or that we currently deem to be immaterial actually occur, our business, financial condition and results of operations could be materially adversely affected. The impacts of the COVID-19 pandemic and the associated debt we incurred related to the COVID-19 pandemic have also had the effect of heightening many of the risks described below. The ordering of the risk factors below is not intended to reflect an indication of priority or likelihood. In connection with the forward-looking statements that appear in this annual report, you should also carefully review the cautionary statement referred to under “Cautionary Statement Concerning Forward–Looking Statements.”

COVID-19 and Debt/Liquidity Related Risk Factors

Public health crises, including the COVID-19 pandemic, have had, and may in the future have, a significant impact on our financial condition, results, operations, outlook, plans, goals, growth, reputation, cash flows, liquidity, demand for voyages and share price.

The COVID-19 pandemic has had, and may continue to have, significant negative impacts on all aspects of our business, and a future pandemic or other public health crisis could have a similar effect. In March 2020, we implemented a voluntary suspension of all cruise voyages across our three brands. We began resuming cruise voyages in July 2021 in a phased manner and completed the phased relaunch of our entire fleet in early May 2022. It may take us longer than expected to return to historical occupancy levels and our occupancy levels may be negatively impacted by concerns that cruises are susceptible to the spread of infectious diseases, disruptions to travel due to travel restrictions, health concerns, or other factors, as well as adverse changes in the perceived or actual economic climate due to the impact of COVID-19 or other future pandemics or other public health crises.

To date, the COVID-19 pandemic has resulted in significant costs and lost revenue as a result of, among other things, the suspension of cruise voyages, implementation of additional health and safety measures, reduced demand for cruise vacations, guest compensation, itinerary modifications, redeployments and cancellations, travel restrictions and advisories, the unavailability of ports and/or destinations and protected commissions. We have also been, and may continue to be, negatively impacted by adverse impacts to our travel agencies and suppliers due to COVID-19, and we may experience similar impacts in the event of a future pandemic or other public health crises.

We have been, and may in the future be, subject to heightened governmental regulations, travel advisories, travel bans and restrictions that have and could significantly impact our global guest sourcing and our access to various ports of call around the globe. We have had instances of COVID-19 on our ships and there is no guarantee that the health and safety protocols we implement will be successful in preventing the spread of pandemics onboard our ships and among our passengers and crew.

We have been and may continue to be the subject of lawsuits and investigations stemming from COVID-19. We cannot predict the number or outcome of any such proceedings and the impact that they will have on our financial results, but any such impact may be material.

As a result of the impacts of COVID-19, provisions in our credit card processing and other commercial agreements have and may continue to adversely affect our liquidity. We have agreements with several credit card companies to process the sale of tickets and provide other services. Under these agreements, the credit card companies could, under certain circumstances and upon written notice, require us to maintain a reserve, which reserve would be funded by the credit card companies withholding or offsetting our credit card receivables, or our posting of cash or other collateral. As a result of the impacts of COVID-19, certain of our credit card processors currently hold cash collateral reserves. We may be required to pledge additional collateral and/or post additional cash reserves or take other actions that may further reduce our liquidity.

COVID-19 has also had the effect of heightening many of the other risks described herein, such as those relating to our need to generate sufficient cash flows to service our indebtedness, our ability to comply with the covenants contained in the agreements that govern our indebtedness and our access to raise additional capital in the future. Accordingly, as a result of these unprecedented circumstances, we cannot predict the full impact of COVID-19 on our business, financial condition and results of operations. Epidemics, pandemics and viral outbreaks or other wide-ranging public health crises in the future would likely also adversely affect our business, financial condition and results of operations.

If our results of operations and financial performance do not recover as planned, we may not be in compliance with maintenance covenants in certain of our debt facilities.

Certain of our debt facilities include maintenance and financial covenants. For example, under the Senior Secured Credit Facility, we are required to maintain a loan to value ratio of no less than 0.70 to 1.00. Financial covenants include free liquidity of no less than $250,000,000 at all times, a total net funded debt to total capitalization ratio of less than 0.93 to 1.00 for the quarter ending March 31, 2023, 0.92 to 1.00 for the quarter ending June 30, 2023, 0.91 to 1.00 for the quarters ending September 30, 2023, December 31, 2023 and March 31, 2024, 0.90 to 1.00 for the quarter ending June 30, 2024, 0.88 to 1.00 for the quarter ending September 30, 2024 and 0.87 to 1.00 for the quarter ending December 31, 2024 and an EBITDA to consolidated debt service ratio of at least 1.25 to 1.00 at the end of each fiscal quarter unless free liquidity is greater than or equal to $300,000,000 at that time. The testing of the covenants under the Senior Secured Credit Facility was suspended to and including December 31, 2022, with the exception of the free liquidity test. As a result of the COVID-19 pandemic, we paused our global fleet cruise operations from March 2020 until July 2021. Although we resumed our cruise voyages on a limited basis in July 2021 and completed the re-launch of our full fleet in May 2022, if we must again pause our voyages or if our results of operations and financial performance do not recover as planned, we may be out of compliance with some or all of the maintenance and financial covenants in certain of our debt facilities. If we expect to not be in compliance, we would expect to seek waivers from the lenders under these facilities or renegotiate these facilities prior to any covenant violation.

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

We anticipate that we will need additional equity and/or debt financing in the future to refinance our existing debt and to fund our newbuild program. We may be unable to obtain any desired additional financing on terms favorable to us, or at all, depending on market and other conditions. The ability to raise additional financing depends on numerous factors that are outside of our control, including general economic and market conditions, the health of financial institutions, our credit ratings and investors’ and lenders’ assessments of our prospects and the prospects of the cruise industry in general. If we raise additional funds by issuing debt, we may be subject to limitations on our operations due to restrictive covenants, which may be more restrictive than the covenants in our existing debt agreements, and we may be required to further encumber our assets. We may not have sufficient available collateral to pledge to support additional financing. If adequate funds are not available on acceptable terms, or at all, we may be unable to fund our operations or respond to competitive pressures, which could negatively affect our business. Our credit ratings, which have been downgraded as a result of the impact on our business of the COVID-19 pandemic, could be further downgraded, which could have an impact on the availability and/or cost of financing. In addition, we may conclude that there is a substantial doubt about our ability to operate as a going concern, which could have additional effects on our credit ratings and the availability and/or cost of financing. There can be no assurance that our ability to access the credit and/or capital markets will not be adversely affected by changes in the financial markets and the global economy. If we are not able to fulfill our liquidity needs through operating cash flows and/or borrowings under credit facilities or otherwise in the capital markets, our business and financial condition could be adversely affected and it may be necessary for us to reorganize our company in its entirety, including through bankruptcy proceedings, and our shareholders may lose their investment in our ordinary shares.

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

In 2017, the U.K.’s Financial Conduct Authority (“FCA”), which regulated the London Interbank Offered Rate (“LIBOR”), announced its intention to phase out LIBOR by the end of 2021 and the Alternative Reference Rates Committee selected the Secured Overnight Financing Rate (“SOFR”) as the rate recommended to replace U.S. dollar LIBOR (“USD LIBOR”). In December 2020, ICE Benchmark Administration (“IBA”), the administrator of LIBOR, released a consultation disclosing that it would cease publication of one-week and two-month USD LIBOR after December 31, 2021, but continue to publish the remaining tenors of USD LIBOR for an additional 18 months, through June 30, 2023. These remaining tenors of USD LIBOR—overnight, one-month, three-month, six-month and 12-months—encompass the tenors referenced in certain of our borrowings and interest rate swaps. However, uncertainty remains as many market participants await the development of term SOFR products, including forward-looking rates and indices that might co-exist with SOFR. In addition, recent New York state legislation effectively codified the use of SOFR as the alternative to LIBOR in the absence of another chosen replacement rate, which may affect contracts governed by New York state law.

We have begun to transition away from LIBOR as a reference rate and will continue to do so in the coming months. We will need to amend our remaining credit facilities that reference LIBOR to determine replacement rates, which may result in interest payments that differ from our original expectations and which may materially impact the amount of our interest payments under our variable rate debt. We will also need to consider any new contracts and whether they should reference an alternative benchmark rate or include suggested fallback language, as published by the Alternative Reference Rates Committee. Additionally, SOFR is calculated based on short-term repurchase agreements, backed by Treasury securities. SOFR is observed and backward looking, which stands in contrast with LIBOR, which is an estimated forward-looking rate and relies, to some degree, on the expert judgment of submitting panel members. Given the inherent differences between LIBOR and SOFR or any other alternative benchmark rate that may be established, there are many uncertainties regarding a transition from LIBOR. The consequences of these developments with respect to LIBOR cannot be entirely predicted and span multiple future periods but could result in an increase in the cost of our variable rate debt which may be detrimental to our financial position or operating results. In addition, uncertainty as to the nature of a potential discontinuance, modification, alternative reference rates or other reforms may materially adversely affect the trading market for securities linked to such benchmarks. However, we cannot predict the timing of these developments or their impact on our indebtedness or financial condition.

Any further impairment of our trade names or goodwill could adversely affect our financial condition and operating results.

We evaluate trade names and goodwill for impairment on an annual basis, or more frequently when circumstances indicate that the carrying value of a reporting unit may not be recoverable. Several factors including a challenging operating environment impacts affecting consumer demand or spending, the deterioration of general macroeconomic conditions, or other factors could result in a change to the future cash flows we expect to derive from our operations. Reductions of the cash flows used in the impairment analyses may result in the recording of an impairment charge to a reporting unit’s trade name or goodwill. For example, we recognized significant impairment losses during 2020 related to the COVID-19 pandemic. We believe that we have made reasonable estimates and judgments. However, a change in our estimated future operating cash flows may result in a decline in fair value in future periods, which may result in a need to recognize additional impairment charges.

Operational Related Risk Factors

Unavailability of ports of call may materially adversely affect our business, financial condition and results of operations.

We believe that attractive port destinations are a major reason why guests choose to go on a particular cruise or on a cruise vacation. The availability of ports, including the specific port facility at which our guests will embark and disembark, is affected by a number of factors, including, but not limited to, health, safety, and environmental concerns, existing capacity constraints, security, adverse weather conditions and natural disasters such as hurricanes, floods, typhoons and earthquakes, financial limitations on port development, political instability, armed conflicts such as Russia’s invasion of Ukraine, exclusivity arrangements that ports may have with our competitors, local governmental regulations and fees, local community concerns about port development and other adverse impacts on their communities from additional tourists and sanctions programs implemented by the Office of Foreign Assets Control of the United States Treasury Department or other regulatory bodies. For example, currently and in the past, regulatory changes, the COVID-19 pandemic, armed conflicts and damages to ports from hurricanes have prohibited our cruise voyages from visiting certain regions, including Cuba, Russia, Japan and some ports in the Caribbean. There can be no assurance that our ports of call will not be similarly affected in the future. Due to environmental and over-crowding concerns, some local governments have begun to take measures to limit the number of cruise ships and passengers allowed at certain destinations. For example, Dubrovnik, Venice and Barcelona have either implemented or considered implementing such limitations on cruise ships and passengers. Limitations on the availability of ports of call or on the availability of shore excursions and other service providers at such ports have adversely affected our business, financial condition and results of operations in the past and could do so in the future.

We rely on scheduled commercial airline services for passenger and crew connections. Increases in the price of, or major changes, significant delays and disruptions, or reduction in, commercial airline services has, and could in the future, disrupt our operations.

A number of our passengers and crew depend on scheduled commercial airline services to transport them to ports of embarkation for our cruises. Increases in the price of airfare due to increases in fuel prices, fuel surcharges, changes in commercial airline services as a result of health and safety events, strikes or other staffing shortages, weather or other events, or the lack of availability due to schedule changes or a high level of airline bookings has and could adversely affect our ability to deliver guests and crew to or from our ships and thereby increase our cruise operating expenses which, in turn, has an adverse effect on our financial condition and results of operations. For example, many commercial airlines reduced services, experienced staffing shortages and suffered other disruptions due to the COVID-19 pandemic and other macroeconomic conditions. COVID-19 related regulations have also sometimes prevented us from using commercial airline services to transport our crew members to and from our ships, which has resulted in increased costs to our Company.

Global events and conditions, including terrorist acts, armed conflicts, acts of piracy, and other international events impacting the security of travel or the global economy, or threats thereof, could adversely affect our business.

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

Armed conflicts, including Russia’s ongoing invasion of Ukraine, have also impacted, and could in the future impact, our profitability and product offering by limiting the destinations to which we can travel and our operations by making it more difficult to source crew members and third-party vendors from affected regions and making it more difficult or costly to source goods we need to run our operations or to build or maintain our ships. Further, the Russia-Ukraine conflict has contributed to extreme volatility in the global financial markets and has had, and is expected to continue to have, further global economic consequences, including disruptions of the global supply chain and energy markets and heightened volatility of commodity fuel prices. Such volatility or disruptions have had, and may continue to have, adverse consequences to our business, our suppliers and our customers. If the equity and credit markets deteriorate, including as a result of political unrest or war, it may make any necessary debt or equity financing more difficult to obtain in a timely manner or on favorable terms, more costly or more dilutive. Our business, financial condition and results of operations may be materially and adversely affected by any negative impact on the global economy, capital markets or commodity fuel prices resulting from the conflict in Ukraine or any other geopolitical tensions.

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

The demand for cruises is affected by international, national and local economic conditions. Adverse changes in the perceived or actual economic climate in North America or globally, such as the volatility of fuel prices, higher interest rates, stock and real estate market declines and/or volatility, more restrictive credit markets, higher unemployment or underemployment rates, inflation, higher taxes, changes in governmental policies and political developments impacting international trade, trade disputes and increased tariffs, could reduce the level of discretionary income or consumer confidence in the countries from which we source our guests. Consequently, this may negatively affect demand for cruise vacations in these countries, which are a discretionary purchase. Decreases in demand for cruise vacations could result in price discounting or lower Occupancy Percentages, which, in turn, could reduce the profitability of our business. In addition, these conditions could also impact our suppliers, which could result in disruptions in our suppliers’ services and financial losses for us.

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

As part of our ordinary business operations, we and certain of our third-party service providers collect, process, transmit and store a large volume of personally identifiable information. The security of the systems and networks where we and our service providers store this data is a critical element of our business. We experience cyber-attacks of varying degrees on our systems and networks and, as a result, unauthorized parties have obtained in the past, and may in the future obtain, access to our computer systems and networks, including cloud-based platforms. The technology infrastructure and systems of our suppliers, vendors, service providers and partners have in the past experienced and may in the future experience such attacks. Cyber-attacks can include computer viruses, malware, worms, hackers and other malicious software programs or other attacks, including physical and electronic break-ins, router disruption, sabotage or espionage, disruptions from unauthorized access and tampering (including through social engineering such as phishing attacks), impersonation of authorized users and coordinated denial-of-service attacks. There can be no assurance that a breach or incident will not have a material impact on our operations and financial results in the future. In addition, we may not be in a position to promptly address security breaches, unauthorized access or other cyber-attacks or incidents or to implement adequate preventative measures if we are unable to immediately detect such incidents. Our failure to successfully prevent, mitigate or timely respond to such incidents could impair our ability to conduct business and damage our reputation.

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

Fuel expense is a significant cost for our Company. Future increases in the cost of fuel globally or regulatory requirements which require us to use more expensive types of fuel, including more costly alternate fuel sources, would increase the cost of our cruise ship operations. For example, as of January 2020, the IMO’s convention entitled Prevention of Pollution from Ships (MARPOL) set a global limit on fuel sulfur content of 0.5% (reduced from the previous 3.5% global limit). Various compliance methods, such as the use of low-sulfur fuels or exhaust gas cleaning systems that reduce an equivalent amount of sulfur emissions, may be utilized. We have elected to install exhaust gas cleaning systems on some ships in our fleet, which will allow us to continue to use high-sulfur fuel on those ships in certain areas. However, the significant drop in demand for high-sulfur fuel due to the previous pandemic-related pause in operations has made it more difficult to source high-sulfur fuel going forward, which may increase our fuel costs. Ships in our fleet that do not have exhaust gas cleaning systems, and in specified areas even ships with exhaust gas cleaning systems, will be required to use low-sulfur fuels. Low-sulfur fuels may be costly due to increased demand and scarcity if suppliers are not able to produce sufficient quantities. We also expect to be required to use alternate fuel sources in the future as additional regulations aimed at reducing carbon intensity are introduced or in order to achieve any emissions reduction targets we have and may in the future adopt. For example, the IMO adopted two requirements that went into effect in 2023, the Carbon Intensity Indicator and Energy Efficiency Ship Index, which each regulate carbon emissions for ships, and the E.U. will regulate carbon dioxide emissions from passenger and cargo ships over 5,000 Gross Tons under its Emissions Trading System beginning in 2024. In addition, we could experience increases in other cruise operating costs due to market forces and economic or political instability resulting from increases or volatility in fuel expense. Our hedging program may not be successful in mitigating higher fuel costs, and any price protection provided may be limited due to market conditions, including choice of hedging instruments, breakdown of correlation between hedging instrument and market price of fuel and failure of hedge counterparties. To the extent that we use hedge contracts that have the potential to create an obligation to pay upon settlement if fuel prices decline significantly, such hedge contracts may limit our ability to benefit fully from lower fuel costs in the future. Additionally, deterioration in our financial condition could negatively affect our ability to enter into new hedge contracts in the future.

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

In addition, availability, work stoppages, insolvency or financial problems in the shipyards’ construction, refurbishment or repair of our ships, other “force majeure” events that are beyond our control and the control of shipyards or subcontractors, or changes to technical specifications due to regulatory changes, sustainability initiatives or other strategic initiatives could also delay or prevent the newbuild delivery, refurbishment and repair and maintenance of our ships. Any termination or breach of contract following such an event may result in, among other things, the forfeiture of prior deposits or payments made by us, potential claims and impairment of losses. A significant delay in the delivery of a new ship, or a significant performance deficiency or mechanical failure of a new ship could also have an adverse effect on our business. The impacts of COVID-19, Russia’s invasion of Ukraine, modifications the Company plans to make to its newbuilds, including initiatives to improve environmental sustainability, and other macroeconomic events have resulted in some delays in expected ship deliveries, and may result in additional delays in ship deliveries in the future, which may be prolonged. The consolidation of the control of certain European cruise shipyards could result in higher prices for the construction of new ships and refurbishments and could limit the availability of qualified shipyards to construct new ships. Also, the lack of qualified shipyard repair facilities could result in the inability to repair and maintain our ships on a timely basis. Additionally, we are reliant on a third party to oversee certain newbuild and Dry-dock projects. Any occurrence that prevented such third party from continuing to oversee such projects or substantially increased the costs related to such oversight could have an adverse effect on our operations. These potential events and the associated losses, to the extent that they are not adequately covered by contractual remedies or insurance, could adversely affect our results of operations and financial condition.

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

Our failure or inability to recruit or retain qualified personnel or the loss of key personnel or employee relations issues may materially adversely affect our business, financial condition and results of operations.

We must continue to recruit, retain and motivate management and other employees in order to maintain our current business and support our projected growth. We need to hire and train a considerable number of qualified crew members to staff the ships that will be joining our fleet in the coming years. This may require significant efforts on the part of our management team, and our failure or inability to hire a sufficient number of qualified crew members would adversely affect our business. Currently, we are a party to collective bargaining agreements with certain crew members. Any future amendments to such collective bargaining agreements or inability to satisfactorily renegotiate such agreements may increase our labor costs and have a negative impact on our financial condition. In addition, although our collective bargaining agreements have a no-strike provision, they may not prevent a disruption in work on our ships in the future. Any such disruptions in work could have a material adverse effect on our financial results.

Our executive officers and other members of senior management have substantial experience and expertise in our business and have made significant contributions to our growth and success. The loss of services of one or more of these individuals could materially adversely affect us.

Negative perceptions about the cruise industry due to the COVID-19 pandemic, carbon intensity or otherwise may make it increasingly difficult to retain and hire additional crew members to staff our fleet and to recruit new employees generally.

Impacts related to climate change may adversely affect our business, financial condition and results of operations.

There has been an increased focus on greenhouse gas and other emissions from global regulators, consumers and other stakeholders. Regulations addressing climate change that have already been adopted or are being considered, as described under “Risks Related to the Regulatory Environment in Which We Operate,” may have significant adverse impacts to our profitability and operations. In addition, concern about climate change may cause consumers to avoid certain kinds of travel including cruise and air travel, which could impact our ability to source guests. Increasing concerns about greenhouse gas emissions may attract scrutiny from investors and may make it more difficult and/or costly for us to raise capital. Our ships, port facilities, corporate offices and island destinations have in the past and may again be adversely affected by an increase in the frequency and intensity of adverse weather conditions caused by climate change. For example, certain ports have become temporarily unavailable to us due to hurricane damage and other destinations have either considered or implemented restrictions on cruise operations due to environmental concerns. We expect to make significant investments in technology, equipment and alternative fuels in order to achieve any climate-related targets we may set and to comply with climate-related regulations, and our profitability and operations may be adversely impacted by such investments. These investments may have costs beyond our expectations and may not ultimately benefit us as expected. The actions we take to meet our emissions reduction goals and requirements are expected to result in delays to our shipbuilding program. Our ability to achieve our sustainability commitments and goals will depend on a number of variable factors, some of which are outside of our control. We may fall short of any sustainability goals we set, including those disclosed in this report, which may result in negative impacts to our reputation, financial condition and results of operations.

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

The U.S. Government announced that, effective May 2, 2019, it would no longer suspend the right of private parties to bring litigation under Title III of the Cuban Liberty and Solidarity (Libertad) Act of 1996, popularly known as the Helms-Burton Act, allowing certain individuals whose property was confiscated by the Cuban government beginning in 1959 to sue anyone who "traffics" in the property in question in U.S. courts. Two such certified claims against us are pending and additional claims may be brought against us in the future. If these suits are successful after we have exhausted our ability to appeal, we may be required to pay substantial monetary damages. Lawsuits and investigations stemming from COVID-19 have also been brought against us, and we may be subject to additional lawsuits and investigations related to COVID-19 in the future. We cannot predict the number or outcome of any such proceedings and the impact that they will have on our financial results, but any such impact may be material.

We rely on third parties to provide hotel management services for certain ships and certain other services, and we are exposed to risks facing such providers. In certain circumstances, we may not be able to replace such third parties or we may be forced to replace them at an increased cost to us.

We rely on external third parties to provide hotel management services for certain ships and certain other services, such as technology and payment processing services, that are vital to our business. If these service providers suffer financial hardship or suffer disruptions or are unable to continue providing such services, we cannot guarantee that we will be able to replace such service providers in a timely manner, which may cause an interruption in our operations. To the extent that we are able to replace such service providers, we may be forced to pay an increased cost for equivalent services. Both the interruption of operations and the replacement of the third-party service providers at an increased cost could adversely impact our financial condition and results of operations.

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

We have historically and may in the future enter into ship construction contracts denominated in euros or other foreign currencies. While we have entered into foreign currency derivatives to manage a portion of the currency risk associated with such contracts, we are exposed to fluctuations in the euro exchange rate for the portions of the ship construction contracts that have not been hedged. A weaking of the U.S. dollar against the euro would have a negative impact on our financial performance to the extent that these contracts have not been hedged. Additionally, if a shipyard is unable to perform under the related ship construction contract, any associated foreign currency hedges that were entered into to manage the currency risk would need to be terminated.

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

We continue to expand our fleet through our newbuild program and expect to add additional ships to our fleet. Our competitors have also announced similar expansions to their fleets. These increases in capacity in the cruise industry globally and potential overcapacity in certain key markets may cause us to lower pricing, which would reduce profitability and adversely affect our results of operations. Additionally, older ships in our fleet may not be as competitive as new ships enter the market and we may not be able to sell such older ships at optimal prices.

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

The U.S. and various state and foreign government and regulatory agencies have enacted or are considering new environmental regulations and policies aimed at restricting or taxing emissions, including those of greenhouse gases, requiring the use of low-sulfur fuels, requiring the use of shore power while in port, increasing fuel efficiency requirements, reducing the threat of invasive species in ballast water, and improving sewage and greywater-handling capabilities. For example, MARPOL regulations have established special Emission Control Areas (“ECAs”) with stringent limitations on sulfur and nitrogen oxide emissions from fuel burning aboard ships. Ships operating in designated ECAs are generally expected to meet the new sulfur oxide emissions limits through the use of low-sulfur fuels or installation of exhaust gas cleaning systems. In 2021, the IMO adopted two requirements that went into effect in 2023, the Carbon Intensity Indicator (the “CII”) and Energy Efficiency Ship Index (the “EEXI”), which each regulate carbon emissions for ships. The CII is an operational metric designed to measure how efficiently a ship transports goods or passengers by looking at carbon dioxide emissions per nautical mile. Ships are given an annual rating from A to E with a C or better required for compliance. For ships that receive a D rating for three consecutive years, or an E rating for one year, a corrective action plan will need to be developed and approved. In 2023, ships are required to reduce carbon intensity by 5% from a 2019 baseline, with 2% incremental improvements each year thereafter until 2030. The EEXI is a design re-certification requirement that updates energy efficiency requirements for existing ships and regulates carbon dioxide emissions related to installed engine power, transport capacity and ship speed. In addition, in December 2022, the European Parliament, the Council of the European Union, and the European Commission reached an agreement on including the maritime transport sector in the E.U.’s carbon dioxide Emissions Trading System. Under the proposed directive, which has not been formally approved, ships over 5,000 Gross Tons that transport passengers or cargo to or from E.U. member state ports would be required to purchase and surrender emissions allowances equivalent to emissions for all or a half of a covered voyage, depending on whether the voyage was between two E.U. ports or an E.U. and a non-E.U. port. The requirements are proposed to be phased in from 2024 to 2026. Beginning in 2024, covered entities would be required to procure and surrender allowances equivalent to 40% of their carbon emissions, with the amount increasing to 70% of carbon emissions in 2025 and 100% of greenhouse gas emissions in 2026.

Compliance with such laws and regulations are expected to entail significant expenses for a combination of: ship modifications, purchases of emissions allowances, alternative fuels and higher-cost compliant newbuilds. Compliance is also expected to result in changes to our operating procedures, including limitations on our ability to operate in certain locations and slowing the speed of our ships and may render some ships obsolete, which would adversely impact our operations. These issues are, and we believe will continue to be, areas of focus by the relevant authorities throughout the world. This could result in the enactment of more stringent regulation of cruise ships that would subject us to increasing compliance costs in the future. Some environmental groups continue to lobby for more extensive oversight of cruise ships and have generated negative publicity about the cruise industry and its environmental impact.

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

The various tax regimes to which we are currently subject result in a relatively low effective tax rate on our worldwide income. These tax regimes, however, are subject to change, possibly with retroactive effect. For example, legislation has been proposed in the past that would eliminate the benefits of the exemption from U.S. federal income tax under Section 883 and subject all or a portion of our shipping income to taxation in the U.S. Moreover, changes in tax laws could adversely affect our tax position, including our effective tax rate, tax payments and exemption of branch profits and dividend withholding taxes under the U.S. – U.K. Income Tax Treaty on income derived in respect of our U.S.–flagged operation. For example, the Organization for Economic Co-operation and Development and numerous jurisdictions (including the United Kingdom) have had an increased focus on issues concerning the taxation of multinational businesses and several related reforms have been put forth (including the implementation of a global minimum tax rate of at least 15% for large multinational businesses), which could have a negative effect on our business, financial condition and results of operations.

Our ability to comply with economic substance requirements in certain jurisdictions and increased costs associated with our efforts to comply may have a negative impact on our operations.

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

NCLH’s principal executive offices are located in Miami, Florida where we lease approximately 386,224 square feet of facilities.

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

Holders

As of February 16, 2023, there were 274 record holders of NCLH’s ordinary shares. Since certain of NCLH’s ordinary shares are held by brokers and other institutions on behalf of shareholders, the foregoing number is not representative of the number of beneficial owners.

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

The following graph shows a comparison of the cumulative total return for our ordinary shares, the Standard & Poor’s 500 Composite Stock Index and the Dow Jones United States Travel and Leisure index. The Stock Performance Graph assumes that $100 was invested at the closing price of our ordinary shares on the NYSE and in each index on the last trading day of fiscal 2017. Past performance is not necessarily an indicator of future results. The stock prices used were as of the close of business on the respective dates.

$250.00
$200.00
$150.00
$100.00
$50.00
$-
12/31/17
12/31/18
12/31/19
12/31/20
12/31/21
12/31/22
NCLH
S&P 500
Dow Jones US Travel & Leisure

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

We categorize revenue from our cruise and cruise-related activities as either “passenger ticket” revenue or “onboard and other” revenue. Passenger ticket revenue and onboard and other revenue vary according to product offering, the size of the ship in operation, the length of cruises operated and the markets in which the ship operates. Our revenue is seasonal based on demand for cruises, which has historically been strongest during the Northern Hemisphere’s summer months; however, our cruise voyages were completely suspended from March 2020 until July 2021 due to the COVID-19 pandemic and our resumption of cruise voyages was phased in gradually, with full operation of our fleet resumed in May 2022 as described under “—Update Regarding COVID-19 Pandemic” below. Passenger ticket revenue primarily consists of revenue for accommodations, meals in certain restaurants on the ship, certain onboard entertainment, port fees and taxes and includes revenue for service charges and air and land transportation to and from the ship to the extent guests purchase these items from us. Onboard and other revenue primarily consists of revenue from casino, beverage sales, shore excursions, specialty dining, retail sales, spa services and Wi-Fi services. Our onboard revenue is derived from onboard activities we perform directly or that are performed by independent concessionaires, from which we receive a share of their revenue.

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

Significant events affecting travel typically have an impact on demand for cruise vacations, with the full extent of the impact determined by the length of time the event influences travel decisions. The level of occupancy on our ships will depend on a number of factors including, but not limited to, the conditions discussed below under “Macroeconomic Trends and Uncertainties”, further resurgences of COVID-19 or the emergence of other public health crises and any related governmental regulations and new health and safety protocols, port availability, travel restrictions, bans and advisories, and our ability to staff our ships. In addition, as a result of conditions associated with the COVID-19 pandemic and other global events, such as Russia’s ongoing invasion of Ukraine and actions taken by the United States and other governments in response to the invasion, the global economy, including the financial and credit markets, has experienced significant volatility and disruptions, including increases in inflation rates, fuel prices, and interest rates. These conditions have resulted, and may continue to result, in increased expenses and also have impacted travel and consumer discretionary spending. We believe the ongoing effects of the foregoing factors and events on our operations and global bookings have had, and will continue to have, a significant impact on our financial results and liquidity.

The estimation of our future cash flow projections includes numerous assumptions that are subject to various risks and uncertainties. Our principal assumptions for future cash flow projections include:

●	Expected gradual return to historical occupancy levels;
●	Expected increase in revenue per passenger cruise day through a combination of both passenger ticket and onboard revenue as compared to 2019;
●	Forecasted cash collections in accordance with the terms of our credit card processing agreements (see Note 13 - “Commitments and Contingencies”); and
●	Expected sustained higher fuel prices and the impact of inflation.

Our projected liquidity requirements also reflect our principal assumptions surrounding ongoing operating costs, as well as liquidity requirements for financing costs and necessary capital expenditures. We cannot make assurances that our assumptions used to estimate our liquidity requirements will not change materially due to the dynamic nature of the current economic landscape. Accordingly, the full effect of the COVID-19 pandemic and other global events impacting macroeconomic conditions and travel and consumer discretionary spending, including Russia’s ongoing invasion of Ukraine, on our financial performance and financial condition cannot be quantified at this time. We have made reasonable estimates and judgments of the impact of these events within our financial statements; however, there may be material changes to those estimates in future periods. We have taken actions to improve our liquidity, including completing various capital market and financing transactions and making capital expenditure and operating expense reductions, and we expect to continue to pursue further opportunities to improve our liquidity.

Ship Accounting

Ships represent our most significant assets, and we record them at cost less accumulated depreciation. Depreciation of ships is computed on a straight-line basis over the weighted average useful lives of primarily 30 years after a 15% reduction for the estimated residual value of the ship. Our residual value is established based on our long-term estimates of the expected remaining future benefit at the end of the ships’ weighted average useful lives. In the third quarter of 2022, the Company took delivery of Norwegian’s first Prima Class Ship. Based on the design, structure and technological advancements made to this new class of ship and the analysis of its major components, which is generally performed upon the introduction of a new class of ship, we have assigned the Prima Class Ships a weighted-average useful life of 35 years with a residual value of 10%. Ship improvement costs that we believe add value to our ships are capitalized to the ship and depreciated over the shorter of the improvements’ estimated useful lives or the remaining useful life of the ship. When we record the retirement of a ship component included within the ship’s cost basis, we estimate the net book value of the component being retired and remove it from the ship’s cost basis. Repairs and maintenance activities are charged to expense as incurred. We account for Dry-dock costs under the direct expense method which requires us to expense all Dry-dock costs as incurred.

We determine the weighted average useful lives of our ships based primarily on our estimates of the costs and useful lives of the ships’ major component systems on the date of acquisition, such as cabins, main diesels, main electric, superstructure and hull, and their related proportional weighting to the ship as a whole. The useful lives of components of new ships and ship improvements are estimated based on the economic lives of the new components. In addition, to determine the useful lives of the major components of new ships and ship improvements, we consider the impact of the historical useful lives of similar assets, manufacturer recommended lives, planned maintenance programs and anticipated changes in technological conditions. Given the large and complex nature of our ships, our accounting estimates related to ships and determinations of ship improvement costs to be capitalized require judgment and are uncertain. Should certain factors or circumstances cause us to revise our estimate of ship service lives or projected residual values, depreciation expense could be materially lower or higher. In 2020, one ship had significant improvements that extended the remaining weighted average useful life of the vessel. Accordingly, we updated our estimate of both its useful life and residual value based on the new weighted average useful life of its current components. The impact of the change in estimate was accounted on a prospective basis and was not material.

If circumstances cause us to change our assumptions in making determinations as to whether ship improvements should be capitalized, the amounts we expense each year as repairs and maintenance costs could increase, partially offset by a decrease in depreciation expense. If we reduced our estimated weighted average ship service life by one year, depreciation expense for the year ended December 31, 2022 would have increased by $18.8 million. In addition, if our ships were estimated to have no residual value, depreciation expense for the same period would have increased by $82.8 million. We believe our estimates for ship accounting are reasonable and our methods are consistently applied. We believe that depreciation expense is based on a rational and systematic method to allocate our ships’ costs to the periods that benefit from the ships’ usage.

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

For our annual impairment evaluation, we performed a qualitative assessment for the Regent Seven Seas reporting unit and of each brand’s trade names. As part of our analysis, we performed an assessment of current factors compared to key assumptions impacting the quantitative tests performed in 2020. As of December 31, 2022, there was $98.1 million of goodwill remaining for the Regent Seven Seas reporting unit. Trade names were $500.5 million as of December 31, 2022. As of December 31, 2022, our annual impairment reviews support the carrying values of these assets.

Non-GAAP Financial Measures

We use certain non-GAAP financial measures, such as Adjusted Gross Margin, Net Cruise Cost, Adjusted Net Cruise Cost Excluding Fuel, Adjusted EBITDA, Adjusted Net Loss and Adjusted EPS, to enable us to analyze our performance. See “Terms Used in this Annual Report” for the definitions of these and other non-GAAP financial measures. We utilize Adjusted Gross Margin to manage our business on a day-to-day basis because it reflects revenue earned net of certain direct variable costs. We also utilize Net Cruise Cost and Adjusted Net Cruise Cost Excluding Fuel to manage our business on a day-to-day basis. In measuring our ability to control costs in a manner that positively impacts our results of operations, we believe changes in Adjusted Gross Margin, Net Cruise Cost and Adjusted Net Cruise Cost Excluding Fuel to be the most relevant indicators of our performance.

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

In addition, Adjusted Net Loss and Adjusted EPS are non-GAAP financial measures that exclude certain amounts and are used to supplement GAAP net loss and EPS. We use Adjusted Net Loss and Adjusted EPS as key performance measures of our earnings performance. We believe that both management and investors benefit from referring to these non-GAAP financial measures in assessing our performance and when planning, forecasting and analyzing future periods. These non-GAAP financial measures also facilitate management’s internal comparison to our historical performance. In addition, management uses Adjusted EPS as a performance measure for our incentive compensation during normal operations. The amounts excluded in the presentation of these non-GAAP financial measures may vary from period to period; accordingly, our presentation of Adjusted Net Loss and Adjusted EPS may not be indicative of future adjustments or results. For example, for the year ended December 31, 2022, we incurred $12.1 million related to restructuring costs or charges. We included this as an adjustment in the reconciliation of Adjusted Net Loss since the expenses are not representative of our day-to-day operations; however, this adjustment did not occur and is not included in the comparative period presented within this Form 10-K.

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

Update Regarding COVID-19 Pandemic

Safe Resumption of Operations

Due to the impact of COVID-19, travel restrictions and limited access to ports around the world, in March 2020, we implemented a voluntary suspension of all cruise voyages across our three brands. In the third quarter of 2021, we began a phased relaunch of certain cruise voyages with ships initially operating at reduced occupancy levels. In early May 2022, we completed the phased relaunch of our entire fleet with all ships now in operation with guests on board. Occupancy levels have sequentially increased in recent quarters, most recently averaging 87% in the fourth quarter 2022, with the Company expecting to return to historical Occupancy levels for the second quarter of 2023.

During 2022, we benefitted from significant improvements in the public health environment which allowed for the removal of most COVID-19 related health and safety protocols by year-end, unless required by local jurisdictions. For example, in July 2022, the CDC announced that its voluntary COVID-19 Program for Cruise Ships Operating in U.S. Waters was no longer in effect. We will continue to modify and evolve our health and safety protocols as needed along with the broader public health and regulatory environments. We continue to prioritize the health and safety of our guests, crew and communities we visit and follow applicable travel guidelines and local protocols as required by the ports and destinations we visit.

The relaxation of protocols, continued easing of travel restrictions and reopening of most ports around the globe to cruise ships has improved travel experiences, expanded the addressable cruise market, allowed us to expand the variety of our itineraries and provided additional catalysts on the road to recovery.

Modified Policies

We have launched cancellation policies for certain sailings booked during certain time periods to permit certain guests to cancel cruises which were not part of a temporary suspension of voyages up to 15 days prior to embarkation for cruises embarking prior to December 31, 2022 or in the event of a positive COVID-19 test and receive a refund in the form of a credit to be applied toward a future cruise. Standard payment schedules and cancellation penalties apply for all sailings after December 31, 2022. The future cruise credits that have been issued as face value reimbursement for cancelled bookings due to COVID-19 are generally valid for any sailing through June 30, 2023, and we may further extend the length of time these future cruise credits may be redeemed. The use of such credits may prevent us from garnering certain future cash collections as staterooms booked by guests with such credits will not be available for sale, resulting in less cash collected from bookings to new guests. We may incur incremental commission expense for the use of these future cruise credits.

Financing Transactions

In 2022 and 2023, we continued to take actions to bolster our financial condition as part of our long-term post-pandemic financial recovery strategy. In February 2022, we received additional financing through various debt financings, collectively totaling $2.1 billion in gross proceeds, which was used to redeem all of the outstanding 2024 Senior Secured Notes and 2026 Senior Secured Notes and to make scheduled principal payments on debt maturing in 2022, including, in each case, to pay any accrued and unpaid interest thereon, as well as related premiums, fees and expenses.

In December 2022, we amended the Senior Secured Credit Facility to extend approximately $1.4 billion of maturities by one year to January 2025. The amendment also updated certain financial covenants and increased our ability to incur additional debt. Each of our export-credit backed facilities were also amended to conform the financial covenants with the Senior Secured Credit Facility. In February 2023, a commitment of $82.5 million in aggregate principal amount of the Revolving Loan Facility that was not previously extended was obtained to assign the commitment to a new lender under the same terms as the extending lenders.

In February 2023, NCLC issued $600 million aggregate principal amount of 8.375% senior secured notes due 2028. The proceeds from the notes were used to repay the loans outstanding under our Term Loan A Facility that otherwise would have become due in January 2024, including to pay any accrued and unpaid interest thereon, as well as related premiums, fees and expenses.

In July 2022, we amended our $1 billion commitment, which provided additional liquidity to the Company through March 31, 2023. In February 2023, the commitment was further extended through February 2024, with an option for NCLC to further extend the commitments through February 2025 at its election. Simultaneously, the amount of the commitment was reduced to $650 million, which may be drawn in up to two draws, and in connection with the execution of the amended commitment letter, NCLC issued $250 million aggregate principal amount of senior secured notes due 2028. NCLC will use the net proceeds for general corporate purposes.

In February 2023, NCLC entered into a Backstop Agreement with MS, pursuant to which MS has agreed to provide backstop committed financing to refinance and/or repay in whole or in part up to $300 million of amounts outstanding under the Senior Secured Credit Facility.

Refer to Note 8 – “Long-Term Debt” for further details about the above transactions.

Update on Bookings

The Company entered the year with a record cumulative booked position of approximately 62% for full year 2023, in line with previously outlined expectations and within the Company’s optimal 60% to 65% range, and at higher prices than 2019 at a similar point in time. Booking volumes have accelerated in recent months buoyed by strong WAVE season demand. The Company’s brands achieved several booking records in recent months including at Norwegian Cruise Line which reached an all-time record booking month in November, boosted by Black Friday and Cyber Monday, which was subsequently exceeded in January 2023. As a result, full year 2023 cumulative booked position is ahead of 2019 levels inclusive of the Company’s approximately 19% increase in capacity, at continued higher pricing. Net booking volumes continue to be at the pace needed to reach historical Occupancy levels for the second quarter of 2023 and beyond; however, our full fleet may not achieve historical Occupancy levels on our expected schedule and as a result, current booking data may not be informative. In addition, because of our cancellation policies, bookings may not be representative of actual cruise revenues.

There are uncertainties about when our full fleet will be back at historical occupancy levels and, accordingly, we cannot estimate the impact on our business, financial condition or near- or longer-term financial or operational results with certainty; however, we will report a net loss for the first quarter of 2023.

Macroeconomic Trends and Uncertainties

As a result of conditions associated with global events, including the downstream effects of the COVID-19 pandemic and Russia’s ongoing invasion of Ukraine and actions taken by the United States and other governments in response to the invasion, the global economy, including the financial and credit markets, has experienced significant volatility and disruptions, including increases in inflation rates, fuel prices, and interest rates. Our costs have been, and are expected to continue to be, adversely impacted by these increases. We have used, and may continue to use, derivative instruments to attempt to mitigate the risk of adverse changes in fuel prices and interest expense. In an attempt to mitigate risks related to inflation, our supply chain department has negotiated contracts with varying terms, with a goal of providing us with the ability to take advantage of cost declines when they occur, and diversified our sourcing options. These strategies may not fully offset the impact of current macroeconomic conditions. Furthermore, we are exposed to fluctuations in the euro exchange rate for certain portions of ship construction contracts that have not been hedged. See “Item 1A—Risk Factors” for additional information.

Climate Change

We believe the increasing focus on climate change and evolving regulatory requirements will materially impact our future capital expenditures and results of operations. We expect to incur significant expenses related to these regulatory requirements, which may include expenses related to greenhouse gas emissions reduction initiatives and the purchase of emissions allowances, among other things. If requirements become more stringent, we may be required to change certain operating procedures, for example slowing the speed of our ships, which could adversely impact our operations. We are evaluating the effects of global climate change related requirements, which are still evolving, including our ability to mitigate certain future expenses through initiatives to reduce greenhouse gas emissions; consequently, the full impact to the Company is not yet known. Additionally, our ships, port facilities, corporate offices and island destinations have in the past and may again be adversely affected by an increase in the frequency and intensity of adverse weather conditions caused by climate change. For example, certain ports have become temporarily unavailable to us due to hurricane damage and other destinations have either considered or implemented restrictions on cruise operations due to environmental concerns. See Item 1A, “Risk Factors” for additional information.

Executive Overview

Total revenue increased 647.5% to $4.8 billion for the year ended December 31, 2022 compared to $0.6 billion for the year ended December 31, 2021. Capacity Days increased by 420.2%.

For the year ended December 31, 2022, we had net loss and diluted EPS of $(2.3) billion and $(5.41), respectively. For the year ended December 31, 2021, we had net loss and diluted EPS of $(4.5) billion and $(12.33), respectively.

Operating loss decreased 39.2% to $(1.6) billion for the year ended December 31, 2022 from $(2.6) billion for the year ended December 31, 2021.

We had Adjusted Net Loss and Adjusted EPS of $(1.9) billion and $(4.64), respectively, for the year ended December 31, 2022, including $0.3 billion of adjustments primarily consisting of losses on the extinguishment and modification of debt and share-based compensation, compared to Adjusted Net Loss and Adjusted EPS of $(2.9) billion and $(8.07), respectively, for the year ended December 31, 2021. A 60.9% improvement in Adjusted EBITDA was incurred for the same period. We refer you to our “Results of Operations” below for a calculation of Adjusted Net Loss, Adjusted EPS and Adjusted EBITDA.

Results of Operations

The discussion below compares the results of operations for the year ended December 31, 2022 to the year ended December 31, 2021. You should read this discussion in conjunction with the consolidated financial statements and the notes thereto included elsewhere in this annual report. For a comparison of the Company’s results of operations for the fiscal years ended December 31, 2021 to the year ended December 31, 2020, see “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, which was filed with the U.S. Securities and Exchange Commission on March 1, 2022.

We reported total revenue, total cruise operating expense, operating loss and net loss as follows (in thousands, except per share data):

	Year Ended December 31,
	2022	2021
Total revenue	$4,843,760	$647,986
Total cruise operating expense	$4,267,086	$1,608,037
Operating loss	$(1,551,757)	$(2,552,348)
Net loss	$(2,269,909)	$(4,506,587)
EPS:
Basic	$(5.41)	$(12.33)
Diluted	$(5.41)	$(12.33)

The following table sets forth operating data as a percentage of total revenue:

	Year Ended December 31,
	2022	2021
Revenue
Passenger ticket	67.2%	60.6%
Onboard and other	32.8%	39.4%
Total revenue	100.0%	100.0%
Cruise operating expense
Commissions, transportation and other	21.4%	22.2%
Onboard and other	7.4%	8.3%
Payroll and related	22.5%	82.9%
Fuel	14.2%	46.6%
Food	5.4%	9.7%
Other	17.2%	78.4%
Total cruise operating expense	88.1%	248.1%
Other operating expense
Marketing, general and administrative	28.5%	137.6%
Depreciation and amortization	15.5%	108.2%
Total other operating expense	44.0%	245.8%
Operating loss	(32.1)%	(393.9)%
Non-operating income (expense)
Interest expense, net	(16.5)%	(319.9)%
Other income (expense), net	1.6%	19.1%
Total non-operating income (expense)	(14.9)%	(300.8)%
Net loss before income taxes	(47.0)%	(694.7)%
Income tax benefit (expense)	0.1%	(0.8)%
Net loss	(46.9)%	(695.5)%

The following table sets forth selected statistical information:

	Year Ended December 31,
	2022	2021
Passengers carried	1,663,275	232,448
Passenger Cruise Days	12,791,773	1,778,899
Capacity Days (1)	17,566,069	3,376,703
Occupancy Percentage	72.8%	52.7%
(1)	Excludes certain capacity on Pride of America which was temporarily unavailable.

Adjusted Gross Margin was calculated as follows (in thousands):

	Year Ended December 31,
		2022
		Constant
	2022	Currency	2021
Total revenue	$4,843,760	$4,891,222	$647,986
Less:
Total cruise operating expense	4,267,086	4,306,953	1,608,037
Ship depreciation	700,988	700,988	650,138
Gross Margin	(124,314)	(116,719)	(1,610,189)
Ship depreciation	700,988	700,988	650,138
Payroll and related	1,088,639	1,089,184	537,439
Fuel	686,825	687,022	301,852
Food	263,807	267,500	62,999
Other	835,254	857,657	508,186
Adjusted Gross Margin	$3,451,199	$3,485,632	$450,425

Gross Cruise Cost, Net Cruise Cost, Net Cruise Cost Excluding Fuel and Adjusted Net Cruise Cost Excluding Fuel were calculated as follows (in thousands):

	Year Ended December 31,
		2022
		Constant
	2022	Currency	2021
Total cruise operating expense	$4,267,086	$4,306,953	$1,608,037
Marketing, general and administrative expense	1,379,105	1,389,087	891,452
Gross Cruise Cost	5,646,191	5,696,040	2,499,489
Less:
Commissions, transportation and other expense	1,034,629	1,047,658	143,524
Onboard and other expense	357,932	357,932	54,037
Net Cruise Cost	4,253,630	4,290,450	2,301,928
Less: Fuel expense	686,825	687,022	301,852
Net Cruise Cost Excluding Fuel	3,566,805	3,603,428	2,000,076
Less Non-GAAP Adjustments:
Non-cash deferred compensation (1)	2,797	2,797	3,619
Non-cash share-based compensation (2)	113,563	113,563	124,077
Restructuring costs (3)	12,140	12,140	—
Adjusted Net Cruise Cost Excluding Fuel	$3,438,305	$3,474,928	$1,872,380
(1)	Non-cash deferred compensation expenses related to the crew pension plan and other crew expenses, which are included in payroll and related expense.
(2)	Non-cash share-based compensation expenses related to equity awards, which are included in marketing, general and administrative expense and payroll and related expense.
(3)	Restructuring costs related to the workforce reduction are included in marketing, general and administrative expense.

Adjusted Net Loss and Adjusted EPS were calculated as follows (in thousands, except share and per share data):

	Year Ended December 31,
	2022	2021
Net loss	$(2,269,909)	$(4,506,587)
Non-GAAP Adjustments:
Non-cash deferred compensation (1)	4,048	4,012
Non-cash share-based compensation (2)	113,563	124,077
Restructuring costs (3)	12,140	—
Extinguishment and modification of debt (4)	193,374	1,428,813
Adjusted Net Loss	$(1,946,784)	$(2,949,685)
Diluted weighted-average shares outstanding - Net loss and Adjusted Net Loss	419,773,195	365,449,967
Diluted loss per share	$(5.41)	$(12.33)
Adjusted EPS	$(4.64)	$(8.07)
(1)	Non-cash deferred compensation expenses related to the crew pension plan and other crew expenses are included in payroll and related expense and other income (expense), net.
(2)	Non-cash share-based compensation expenses related to equity awards are included in marketing, general and administrative expense and payroll and related expense.
(3)	Restructuring costs related to the workforce reduction are included in marketing, general and administrative expense.
(4)	Losses on extinguishments and modifications of debt are primarily included in interest expense, net.

EBITDA and Adjusted EBITDA were calculated as follows (in thousands):

	Year Ended December 31,
	2022	2021
Net loss	$(2,269,909)	$(4,506,587)
Interest expense, net	801,512	2,072,925
Income tax (benefit) expense	(6,794)	5,267
Depreciation and amortization expense	749,326	700,845
EBITDA	(725,865)	(1,727,550)
Other (income) expense, net (1)	(76,566)	(123,953)
Other Non-GAAP Adjustments:
Non-cash deferred compensation (2)	2,797	3,619
Non-cash share-based compensation (3)	113,563	124,077
Restructuring costs (4)	12,140	—
Adjusted EBITDA	$(673,931)	$(1,723,807)
(1)	Primarily consists of gains and losses, net of foreign currency remeasurements and derivatives not designated as hedges.
(2)	Non-cash deferred compensation expenses related to the crew pension plan and other crew expenses are included in payroll and related expense.
(3)	Non-cash share-based compensation expenses related to equity awards are included in marketing, general and administrative expense and payroll and related expense.
(4)	Restructuring costs related to the workforce reduction are included in marketing, general and administrative expense.

Year Ended December 31, 2022 (“2022”) Compared to Year Ended December 31, 2021 (“2021”)

Revenue

Total revenue increased 647.5% to $4.8 billion in 2022 compared to $0.6 billion in 2021. In 2022, revenue primarily increased as we returned to service with 12.8 million Passenger Cruise Days compared to 1.8 million in 2021.

Expense

Total cruise operating expense increased 165.4% in 2022 compared to 2021. In 2022, the year started with 16 ships operating with guests onboard and ended with the entire 29-ship fleet in service compared to 2021, during which only 16 ships were returned to service in the second half of the year. In 2022, our cruise operating expenses increased as more ships resumed voyages, resulting in higher payroll, fuel, and direct variable costs of fully operating ships. Costs for certain items such as food, fuel and logistics also increased related to inflation. Gross Cruise Cost increased 125.9% in 2022 compared to 2021, primarily related to the change in costs described above plus an increase in marketing, general and administrative expenses primarily related to increased marketing costs as we returned to service. Total other operating expense increased 33.7% in 2022 compared to 2021 primarily due to the increase in marketing, general and administrative expenses.

Interest expense, net was $0.8 billion in 2022 compared to $2.1 billion in 2021. The decrease in 2022 primarily reflects lower losses from extinguishment of debt and debt modification costs, which were $1.4 billion in 2021. Excluding these losses, interest expense increased primarily as a result of higher debt balances and higher rates partially offset by lower interest expense in connection with refinancings.

Other income (expense), net was income of $76.6 million in 2022 compared to $124.0 million in 2021. Other income in 2022 and 2021 was primarily due to gains on fuel swaps not designated as hedges and foreign currency remeasurements.

Liquidity and Capital Resources

General

As of December 31, 2022, our liquidity consisted of cash and cash equivalents of $0.9 billion and a $1 billion undrawn commitment, less related fees, available through March 31, 2023. Our primary ongoing liquidity requirements are to finance working capital, capital expenditures and debt service. As of December 31, 2022, we had a working capital deficit of $3.2 billion. This deficit included $2.5 billion of advance ticket sales, which represents the total revenue we collected in advance of sailing dates and accordingly are substantially more like deferred revenue balances rather than actual current cash liabilities. Our business model, along with our liquidity and undrawn export-credit backed facilities, allows us to operate with a working capital deficit and still meet our operating, investing and financing needs.

In February 2022, we received additional financing through various debt financings, collectively totaling $2.1 billion in gross proceeds, which was used to redeem all of the outstanding 2024 Senior Secured Notes and 2026 Senior Secured Notes and to make scheduled principal payments on debt maturing in 2022, including, in each case, to pay any accrued and unpaid interest thereon, as well as related premiums, fees and expenses.

In December 2022, we amended our Senior Secured Credit Facility to extend approximately $1.4 billion of maturities by one year to January 2025, subject to, if a one-time minimum liquidity threshold is not satisfied on September 16, 2024, a springing maturity date of September 16, 2024. The amendment also updated certain financial covenants and increased our ability to incur additional debt. Each of our export-credit backed facilities were also amended to conform the financial covenants with the Senior Secured Credit Facility. In February 2023, a commitment of $82.5 million in aggregate principal amount of the Revolving Loan Facility that was not previously extended was obtained to assign the commitment to a new lender under the same terms as the extending lenders.

In February 2023, NCLC issued $600 million aggregate principal amount of 8.375% senior secured notes due 2028. The proceeds from the notes were used to repay the loans outstanding under our Term Loan A Facility that otherwise would have become due in January 2024, including to pay any accrued and unpaid interest thereon, as well as related premiums, fees and expenses.

In July 2022, we amended our $1 billion commitment, which provided additional liquidity to the Company through March 31, 2023. In February 2023, the commitment was further extended through February 2024, with an option for NCLC to further extend the commitments through February 2025 at its election. Simultaneously, the amount of the commitment was reduced to $650 million, which may be drawn in up to two draws, and in connection with the execution of the amended commitment letter, NCLC issued $250 million aggregate principal amount of senior secured notes due 2028. NCLC will use the net proceeds for general corporate purposes.

In February 2023, NCLC entered into a Backstop Agreement with MS, pursuant to which MS has agreed to provide backstop committed financing to refinance and/or repay in whole or in part up to $300 million of amounts outstanding under the Senior Secured Credit Facility at any time between October 4, 2023 and January 2, 2024.

Refer to Note 8 – “Long-Term Debt” for further details about the above financing transactions.

The estimation of our future cash flow projections includes numerous assumptions that are subject to various risks and uncertainties. Refer to Note 2 – “Summary of Significant Accounting Policies” for further information on liquidity and management’s plan. Refer to Item 1A, “Risk Factors” for further details regarding uncertainty related to Russia’s ongoing invasion of Ukraine and other risks and uncertainties that may cause our results to differ from our expectations.

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

We have received amendments to certain financial and other debt covenants, including the modification of our free liquidity requirements. At December 31, 2022, taking into account such amendments, we were in compliance with all of our debt covenants. If we do not continue to remain in compliance with our covenants, we would have to seek additional amendments to or waivers of the covenants. However, no assurances can be made that such amendments or waivers would be approved by our lenders. Generally, if an event of default under any debt agreement occurs, then pursuant to cross default and/or cross acceleration clauses, substantially all of our outstanding debt and derivative contract payables could become due, and all debt and derivative contracts could be terminated, which would have a material adverse impact to our operations and liquidity.

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

As of December 31, 2022, we had advance ticket sales of $2.7 billion, including the long-term portion, which included approximately $144.0 million of future cruise credits. We also have agreements with our credit card processors that, as of December 31, 2022, governed approximately $2.4 billion in advance ticket sales that had been received by the Company relating to future voyages. These agreements allow the credit card processors to require under certain circumstances, including the existence of a material adverse change, excessive chargebacks and other triggering events, that the Company maintain a reserve which would be satisfied by posting collateral. Although the agreements vary, these requirements may generally be satisfied either through a percentage of customer payments withheld or providing cash funds directly to the card processor. Any cash reserve or collateral requested could be increased or decreased. As of December 31, 2022, we had cash collateral reserves of approximately $622.0 million with credit card processors, of which approximately $118.4 million is recognized in accounts receivable, net and approximately $503.6 million in other long-term assets. We may be required to pledge additional collateral and/or post additional cash reserves or take other actions that may reduce our liquidity.

Sources and Uses of Cash

In this section, references to 2022 refer to the year ended December 31, 2022, references to 2021 refer to the year ended December 31, 2021.

Net cash provided by operating activities was $210.0 million in 2022 compared to net cash used in operating activities of $2.5 billion in 2021. The net cash used in operating activities included net losses due to the suspension of global cruise voyages from March 2020 through July 2021, the subsequent resumption of cruise voyages through May 2022 and the timing differences in cash receipts and payments relating to operating assets and liabilities. The net cash provided by operating activities in 2022 included net losses of $(2.3) billion, an increase in advance ticket sales of $928.9 million and loss on extinguishment of $188.8 million. The net cash used in operating activities in 2021 included net losses of $(4.5) billion and a decrease of $1.2 billion in cash from accounts receivable, which includes our collateral reserves with credit card processors, offset by an increase in advance ticket sales of $521.9 million and loss on extinguishment of $1.4 billion.

Net cash used in investing activities was $1.8 billion in 2022, primarily related to the delivery of Norwegian Prima. Net cash used in investing activities was $1.0 billion in 2021, primarily related to newbuild payments and ship improvement projects and net purchases and maturities of short-term investments.

Net cash provided by financing activities was $1.0 billion in 2022, primarily due to newbuild loans and the proceeds of $2.1 billion from our various note offerings partially offset by debt repayments and related redemption premiums associated with extinguishment of certain senior secured notes. Net cash provided by financing activities was $1.7 billion in 2021, primarily due to $2.6 billion in proceeds from the issuance of debt and $2.7 billion in proceeds from issuance of NCLH’s ordinary shares offset by $2.1 billion of debt principal repayments and $1.4 billion of early redemption premiums.

For the Company’s cash flow activities for the fiscal year ended December 31, 2020, see “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, which was filed with the U.S. Securities and Exchange Commission on March 1, 2022.

Future Capital Commitments

Future capital commitments consist of contracted commitments, including ship construction contracts. Anticipated expenditures related to ship construction contracts are $2.4 billion, $0.5 billion and $1.8 billion for the years ending December 31, 2023, 2024 and 2025, respectively. We have export-credit backed financing in place for the anticipated expenditures related to ship construction contracts of $1.9 billion, $0.1 billion and $1.1 billion for the years ending December 31, 2023, 2024 and 2025, respectively. Anticipated non-newbuild capital expenditures are $0.4 billion for the year ended December 31, 2023. Future expected capital expenditures will significantly increase our depreciation and amortization expense.

For the Norwegian brand, we have five Prima Class Ships on order, each ranging from approximately 143,500 to 169,000 Gross Tons with 3,100 or more Berths, with currently scheduled delivery dates from 2023 through 2028. For the Regent brand, we have one Explorer Class Ship on order to be delivered in 2023, which will be approximately 55,000 Gross Tons and 750 Berths. For the Oceania Cruises brand, we have orders for two Allura Class Ships to be delivered in 2023 and 2025. Each of the Allura Class Ships will be approximately 67,000 Gross Tons and 1,200 Berths.

As of December 31, 2022, the combined contract prices of the eight ships on order for delivery was approximately €6.7 billion, or $7.2 billion based on the euro/U.S. dollar exchange rate as of December 31, 2022. Contract amendments for certain of our ships that are or will become effective subsequent to December 31, 2022 will increase the contract cost by €1.2 billion, of which $0.5 billion is included in the anticipated expenditures related to ship construction contracts discussed above. We have obtained or expect to obtain fixed rate export-credit backed financing which is expected to fund approximately 80% of the contract price of each ship, subject to certain conditions. We do not anticipate any contractual breaches or cancellations to occur. However, if any such events were to occur, it could result in, among other things, the forfeiture of prior deposits or payments made by us and potential claims and impairment losses which may materially impact our business, financial condition and results of operations.

Capitalized interest for the year ended December 31, 2022 and 2021 was $58.4 million and $43.6 million, respectively, primarily associated with the construction of our newbuild ships.

Material Cash Requirements

As of December 31, 2022, our material cash requirements for debt and ship construction were as follows (in thousands):

	2023	2024	2025	2026	2027	Thereafter	Total
Long-term debt (1)	$1,649,354	$3,060,269	$2,818,257	$2,338,101	$3,284,454	$2,990,190	$16,140,625
Ship construction contracts (2)	2,198,897	275,232	1,617,782	1,827,114	842,581	—	6,761,606
Total	$3,848,251	$3,335,501	$4,436,039	$4,165,215	$4,127,035	$2,990,190	$22,902,231
(1)	Includes principal as well as estimated interest payments with LIBOR/SOFR held constant as of December 31, 2022. Includes exchangeable notes which can be settled in shares. Excludes the impact of any future possible refinancings and undrawn export-credit backed facilities. Subsequent to December 31, 2022, we completed various capital market and financing transactions, including issuing two series of notes totaling an aggregate principal amount of $850 million of senior secured notes due in 2028, of which approximately $600 million was used to repay the loans outstanding under our Term Loan A Facility that otherwise would have become due in January 2024. Additionally, a commitment of $82.5 million in aggregate principal amount of the Revolving Loan Facility was obtained, which will extend the maturity date of the assigned commitments by one year to January 2025. See Note 8 – “Long-Term Debt” for further information.
(2)	Ship construction contracts are for our newbuild ships based on the euro/U.S. dollar exchange rate as of December 31, 2022. As of December 31, 2022, we have committed undrawn export-credit backed facilities of $5.6 billion which funds approximately 80% of our ship construction contracts. After giving effect to an amendment to our newbuild agreements for the last two Prima Class Ships subsequent to December 31, 2022, our material cash requirements for ship construction contracts are as follows (in thousands):

	2023	2024	2025	2026	2027	Thereafter	Total
Ship construction contracts	$2,204,378	$213,353	$1,573,183	$1,071,080	$1,021,461	$952,200	$7,035,655

Excludes the impact of expected future ship construction contract amendments noted above.

For other operational commitments for lease and port obligations we refer you to Note 5 – “Leases” and Note 13 – “Commitments and Contingencies,” respectively, for further information.

Funding Sources

Certain of our debt agreements contain covenants that, among other things, require us to maintain a minimum level of liquidity, as well as limit our net funded debt-to-capital ratio and maintain certain other ratios. Approximately $13.7 billion of our assets are pledged as collateral for certain of our debt. We have received amendments to certain financial and other debt covenants, including the modification of our free liquidity requirements. After taking into account such amendments, we believe we were in compliance with these covenants as of December 31, 2022.

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

We believe our cash on hand, the impact of the undrawn commitment less related fees, the backstop financing available from October 4, 2023 through January 2, 2024, the expected return of a portion of the cash collateral from our credit card processors, expected future operating cash inflows and our ability to issue debt securities or additional equity securities, will be sufficient to fund operations, debt payment requirements, capital expenditures and maintain compliance with covenants under our debt agreements over the next 12-month period. Refer to “—Liquidity and Capital Resources—General” for further information regarding the debt covenant waivers and liquidity requirements.

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

Interest Rate Risk

As of December 31, 2022, 75% of our debt was fixed and 25% was variable. As of December 31, 2021, 72% of our debt was fixed and 28% was variable, which includes the effects of an interest rate swap that matured during the year ended December 31, 2022. The notional amount of our outstanding debt associated with the interest rate swap was $0.2 billion as of December 31, 2021. The change in our fixed rate percentage from December 31, 2021 to December 31, 2022 was primarily due to the addition of fixed rate debt. Based on our December 31, 2022 outstanding variable rate debt balance, a one percentage point increase in annual LIBOR interest rates would increase our annual interest expense by approximately $34.1 million excluding the effects of capitalization of interest.

Foreign Currency Exchange Rate Risk

As of December 31, 2022, we had foreign currency derivatives to hedge the exposure to volatility in foreign currency exchange rates related to our ship construction contracts denominated in euros. These derivatives hedge the foreign currency exchange rate risk on a portion of the payments on our ship construction contracts. The payments not hedged aggregate €4.5 billion, or $4.8 billion based on the euro/U.S. dollar exchange rate as of December 31, 2022. As of December 31, 2021, the payments not hedged aggregated €5.0 billion, or $5.7 billion, based on the euro/U.S. dollar exchange rate as of December 31, 2021. The change from December 31, 2021 to December 31, 2022 was due to the addition of foreign currency forwards and the delivery of Norwegian Prima. We estimate that a 10% change in the euro as of December 31, 2022 would result in a $0.5 billion change in the U.S. dollar value of the foreign currency denominated remaining payments.

Fuel Price Risk

Our exposure to market risk for changes in fuel prices relates to the forecasted purchases of fuel on our ships. Fuel expense, as a percentage of our total cruise operating expense, was 16.1% for the year ended December 31, 2022 and 18.8% for the year ended December 31, 2021. We use fuel derivative agreements to mitigate the financial impact of fluctuations in fuel prices and as of December 31, 2022, we had hedged approximately 50% of our 2023 projected metric tons of fuel purchases. As of December 31, 2021, we had hedged approximately 24% of our 2023 projected metric tons of fuel purchases. Additional fuel swaps were executed between December 31, 2021 to December 31, 2022 to lower our fuel price risk.

We estimate that a 10% increase in our weighted-average fuel price would increase our anticipated 2023 fuel expense by $67.7 million. This increase would be partially offset by an increase in the fair value of our fuel swap agreements of $38.2 million. Fair value of our derivative contracts is derived using valuation models that utilize the income valuation approach. These valuation models take into account the contract terms such as maturity, as well as other inputs such as fuel types, fuel curves, creditworthiness of the counterparty and the Company, as well as other data points.

Item 8. Financial Statements and Supplementary Data

Our Consolidated Financial Statements are included beginning on page F-1 of this report.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures, as such term is defined in Exchange Act Rule 13a-15(e), as of December 31, 2022. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon management’s evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2022, to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that it is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO Framework”). Based on this evaluation under the COSO Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2022.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2022 has been audited by PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited the financial statements included in this Annual Report on Form 10-K, as stated in their report, which is included on page F-1.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Except for information concerning executive officers (called for by Item 401(b) of Regulation S-K), which is included in Part I of this Annual Report and except as disclosed below with respect to our Code of Ethical Business Conduct, the information required under Item 10 is incorporated herein by reference to our definitive proxy statement to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2022 in connection with our 2023 Annual General Meeting of Shareholders.

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

Item 11. Executive Compensation

The information required under Item 11 is incorporated herein by reference to our definitive proxy statement to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2022 in connection with our 2023 Annual General Meeting of Shareholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required under Item 12 is incorporated herein by reference to our definitive proxy statement to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2022 in connection with our 2023 Annual General Meeting of Shareholders.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required under Item 13 is incorporated herein by reference to our definitive proxy statement to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2022 in connection with our 2023 Annual General Meeting of Shareholders.

Item 14. Principal Accounting Fees and Services

The information required under Item 14 is incorporated herein by reference to our definitive proxy statement to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2022 in connection with our 2023 Annual General Meeting of Shareholders.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(1) Financial Statements

Our Consolidated Financial Statements have been prepared in accordance with Item 8. Financial Statements and Supplementary Data and are included beginning on page F-1 of this report.

(2) Financial Statement Schedules

Schedule II: Valuation and Qualifying Accounts for the three years ended December 31, 2022 are included on page 84.

(3) Exhibits

The exhibits listed below are filed or incorporated by reference as part of this annual report on Form 10-K.

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibit

3.1

Memorandum of Association of Norwegian Cruise Line Holdings Ltd. (incorporated herein by reference to Exhibit 3.1 to amendment no. 5 to Norwegian Cruise Line Holdings Ltd.’s registration statement on Form S-1 filed on January 8, 2013 (File No. 333-175579))

3.2

Memorandum of Increase of Share Capital of Norwegian Cruise Line Holdings Ltd. (incorporated herein by reference to Exhibit 3.1 to Norwegian Cruise Line Holdings Ltd.’s Form 8-K filed on May 21, 2021 (File No. 001-35784))

3.3

Amended and Restated Bye-Laws of Norwegian Cruise Line Holdings Ltd., effective as of June 13, 2019 (incorporated herein by reference to Exhibit 3.2 to Norwegian Cruise Line Holdings Ltd.’s Form 8-K filed on June 14, 2019 (File No. 001-35784))

4.1

Indenture, dated as of December 16, 2019, between NCL Corporation Ltd. and U.S. Bank National Association, as trustee, with respect to $565.0 million aggregate principal amount of 3.625% senior unsecured notes due 2024 (incorporated herein by reference to Exhibit 4.1 to Norwegian Cruise Line Holdings Ltd.’s Form 8-K filed on December 16, 2019 (File No. 001-35784))

4.2

Indenture, dated May 8, 2020, by and among NCL Corporation Ltd., as issuer, Norwegian Cruise Line Holdings Ltd., as guarantor, and U.S. Bank National Association, as trustee, with respect to the 6.00% exchangeable senior notes due 2024 (incorporated herein by reference to Exhibit 4.1 to Norwegian Cruise Line Holdings Ltd.’s Form 8-K filed on May 11, 2020 (File No. 001-35784))

4.3

Indenture, dated July 21, 2020, by and among NCL Corporation Ltd., as issuer, Norwegian Cruise Line Holdings Ltd., as guarantor, and U.S. Bank National Association, as trustee, with respect to the 5.375% exchangeable senior notes due 2025 (incorporated herein by reference to Exhibit 4.1 to Norwegian Cruise Line Holdings Ltd.’s Form 8-K filed on July 21, 2020 (File No. 001-35784))

4.4

Indenture, dated December 18, 2020, by and among NCL Corporation Ltd., as issuer, the guarantors named therein and U.S. Bank National Association, as trustee, principal paying agent, transfer agent and registrar, with respect to the 5.875% senior notes due 2026 (incorporated herein by reference to Exhibit 4.1 to Norwegian Cruise Line Holdings Ltd.’s Form 8-K filed on December 18, 2020 (File No. 001-35784))

4.5

Indenture, dated March 3, 2021, by and among NCL Finance, Ltd., as issuer, NCL Corporation Ltd., as guarantor, the other guarantors named therein and U.S. Bank National Association, as trustee, principal paying agent, transfer agent and registrar, with respect to the 6.125% senior notes due 2028 (incorporated herein by reference to Exhibit 4.1 to Norwegian Cruise Line Holdings Ltd.’s Form 8-K filed on March 3, 2021 (File No. 001-35784))

4.6

Indenture, dated November 19, 2021, by and among NCL Corporation Ltd., as issuer, Norwegian Cruise Line Holdings Ltd., as guarantor, and U.S. Bank National Association, as trustee, with respect to 1.125% exchangeable senior notes due 2027 (incorporated herein by reference to Exhibit 4.1 to Norwegian Cruise Line Holdings Ltd.’s Form 8-K filed on November 19, 2021 (File No. 001-35784))

4.7

Indenture, dated February 18, 2022, by and among NCL Corporation Ltd., as issuer, the guarantors party thereto and U.S. Bank Trust Company, National Association, as trustee, principal paying agent, transfer agent, registrar and security agent, with respect to 5.875% senior secured notes due 2027 (incorporated herein by reference to Exhibit 4.2 to Norwegian Cruise Line Holdings Ltd.’s Form 8-K filed on February 22, 2022 (File No. 001-35784))

4.8

Indenture, dated February 18, 2022, by and between NCL Corporation Ltd., as issuer, and U.S. Bank Trust Company, National Association, as trustee, principal paying agent, transfer agent and registrar, with respect to 7.750% senior unsecured notes due 2029 (incorporated herein by reference to Exhibit 4.3 to Norwegian Cruise Line Holdings Ltd.’s Form 8-K filed on February 22, 2022 (File No. 001-35784))

4.9

Indenture, dated February 15, 2022, by and among NCL Corporation Ltd., as issuer, Norwegian Cruise Line Holdings Ltd., as guarantor, and U.S. Bank Trust Company, National Association, as trustee, with respect to 2.50% exchangeable senior notes due 2027 (incorporated herein by reference to Exhibit 4.1 to Norwegian Cruise Line Holdings Ltd.’s Form 8-K filed on February 22, 2022 (File No. 001-35784))

4.10

Indenture, dated February 2, 2023, by and among NCL Corporation Ltd., as issuer, the guarantors party thereto, U.S. Bank Trust Company, National Association, as trustee, principal paying agent, transfer agent and registrar, and JPMorgan Chase Bank, N.A., as security agent, with respect to 8.375% Senior Secured Notes Due 2028 (incorporated herein by reference to Exhibit 4.1 to Norwegian Cruise Line Holdings Ltd.’s Form 8-K filed on February 2, 2023 (File No. 001-35784))

4.11

Indenture, dated February 22, 2023, by and among, inter alia, NCL Corporation Ltd., as issuer, the guarantors party thereto and U.S. Bank Trust Company, National Association, as trustee, principal paying agent, transfer agent, registrar and security agent, with respect to the First Lien Senior Secured Notes (incorporated herein by reference to Exhibit 4.1 to Norwegian Cruise Line Holdings Ltd.’s Form 8-K filed on February 27, 2023 (File No. 001-35784))

4.12

Form of Certificate of Ordinary Shares (incorporated herein by reference to Exhibit 4.7 to amendment no. 5 to Norwegian Cruise Line Holdings Ltd.’s registration statement on Form S-1 filed on January 8, 2013 (File No. 333-175579))

4.13**	Description of Securities of Norwegian Cruise Line Holdings Ltd.

9.1

Deed of Trust, dated January 24, 2013, by and between Norwegian Cruise Line Holdings Ltd. and State House Trust Company Limited (incorporated herein by reference to Exhibit 9.1 to Norwegian Cruise Line Holdings Ltd.’s Form 8-K filed on January 30, 2013 (File No. 001-35784))

10.1

Fourth Amendment Agreement, dated December 23, 2021, to Breakaway One Credit Agreement, dated November 18, 2010, by and among Breakaway One, Ltd., as borrower, NCL Corporation Ltd., as guarantor, NCL International, Ltd., as shareholder, the lenders party thereto, KfW IPEX-Bank GmbH, as facility agent, collateral agent and CIRR agent, Nordea Bank Abp, filial i Norge, as documentation agent, Commerzbank Aktiengesellschaft, as Hermes agent, and the other parties thereto (incorporated herein by reference to Exhibit 10.1 to Norwegian Cruise Line Holdings Ltd.’s Form 10-K filed on March 1, 2022 (File No. 001-35784))#†

10.2

Fifth Amendment Agreement, dated December 23, 2021, to Breakaway Two Credit Agreement, dated November 18, 2010, by and among Breakaway Two, Ltd., as borrower, NCL Corporation Ltd., as guarantor, NCL International, Ltd., as shareholder, the lenders party thereto, KfW IPEX-Bank GmbH, as facility agent, collateral agent and CIRR agent, Nordea Bank Abp, filial i Norge, as documentation agent, Commerzbank Aktiengesellschaft, as Hermes agent, and the other parties thereto (incorporated herein by reference to Exhibit 10.2 to Norwegian Cruise Line Holdings Ltd.’s Form 10-K filed on March 1, 2022 (File No. 001-35784))#†

10.3

Third Supplemental Agreement, dated December 23, 2021, to Breakaway Three Credit Agreement, dated October 12, 2012, by and among Breakaway Three, Ltd., as borrower, NCL Corporation Ltd., as guarantor, NCL International, Ltd., as shareholder, the lenders thereto and KfW IPEX-Bank GmbH, as facility agent, Hermes agent, bookrunner, initial mandated lead arranger, collateral agent and CIRR agent (incorporated herein by reference to Exhibit 10.3 to Norwegian Cruise Line Holdings Ltd.’s Form 10-K filed on March 1, 2022 (File No. 001-35784))#†

10.4

Side Letter, dated December 13, 2022, by and among Breakaway Three, Ltd. and Breakaway Four, Ltd., as borrowers, NCL Corporation Ltd., as guarantor, NCL International, Ltd., as shareholder, and KfW IPEX-Bank GmbH as CIRR agent, Hermes agent and facility agent (incorporated herein by reference to Exhibit 10.2 to Norwegian Cruise Line Holdings Ltd.’s Form 8-K filed on December 19, 2022 (File No. 001-35784))

10.5

Fourth Supplemental Agreement, dated December 23, 2021, to Breakaway Four Credit Agreement, dated October 12, 2012, by and among Breakaway Four, Ltd., as borrower, NCL Corporation Ltd., as guarantor, NCL International, Ltd., as shareholder, the lenders therein defined and KfW IPEX-Bank GmbH, as facility agent, Hermes agent, bookrunner, initial mandated lead arranger, collateral agent and CIRR agent (incorporated herein by reference to Exhibit 10.4 to Norwegian Cruise Line Holdings Ltd.’s Form 10-K filed on March 1, 2022 (File No. 001-35784))#†

10.6

Amendment Agreement, dated December 6, 2022, by and among NCL Corporation Ltd., as borrower, Voyager Vessel Company, LLC, as co-borrower, the subsidiary guarantors party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, which amends the Fifth Amended and Restated Credit Agreement, dated May 8, 2020 (incorporated herein by reference to Exhibit 10.1 to Norwegian Cruise Line Holdings Ltd.’s Form 8-K filed on December 9, 2022 (File No. 001-35784))#†

10.7

Fourth Supplemental Agreement, dated December 23, 2021, to Seahawk One Credit Agreement, dated July 14, 2014, by and among Seahawk One, Ltd., as borrower, NCL Corporation Ltd., as guarantor, NCL International, Ltd., as shareholder, the lenders party thereto and KfW IPEX-Bank GmbH, as facility agent, Hermes agent, bookrunner, initial mandated lead arranger, collateral agent and CIRR Agent (incorporated herein by reference to Exhibit 10.6 to Norwegian Cruise Line Holdings Ltd.’s Form 10-K filed on March 1, 2022 (File No. 001-35784))#†

10.8

Side Letter, dated December 13, 2022, by and among Seahawk One, Ltd., Seahawk Two, Ltd., Breakaway One, Ltd. and Breakaway Two, Ltd., as borrowers, NCL Corporation Ltd., as guarantor, NCL International, Ltd., as shareholder, KfW IPEX-Bank GmbH, as CIRR agent and facility agent under the Credit Agreements and as Hermes agent under the Seahawk One Credit Agreement and the Seahawk Two Credit Agreement, and Commerzbank Aktiengesellschaft, as Hermes agent under the Breakaway One Credit Agreement and the Breakaway Two Credit Agreement (incorporated herein by reference to Exhibit 10.1 to Norwegian Cruise Line Holdings Ltd.’s Form 8-K filed on December 19, 2022 (File No. 001-35784))

10.9

Fifth Supplemental Agreement, dated December 23, 2021, to Seahawk Two Credit Agreement, dated July 14, 2014, by and among Seahawk Two, Ltd., as borrower, NCL Corporation Ltd., as guarantor, NCL International, Ltd., as shareholder, the lenders party thereto and KfW IPEX-Bank GmbH, as facility agent, Hermes agent, bookrunner, initial mandated lead arranger, collateral agent and CIRR Agent (incorporated herein by reference to Exhibit 10.7 to Norwegian Cruise Line Holdings Ltd.’s Form 10-K filed on March 1, 2022 (File No. 001-35784))#†

10.10

Amendment and Restatement Agreement, dated as of February 17, 2021, among Riviera New Build, LLC, as borrower, NCL Corporation Ltd., as guarantor, Oceania Cruises S. de R.L., as charterer and shareholder, Norwegian Cruise Line Holdings Ltd., the lenders party thereto, Crédit Agricole Corporate and Investment Bank and Société Générale, as mandated lead arrangers, and the other parties thereto, which amends and restates the Loan Agreement, originally dated as of July 18, 2008 (incorporated herein by reference to Exhibit 10.3 to Norwegian Cruise Line Holdings Ltd.’s Form 8-K filed on February 23, 2021 (File No. 001-35784))#†

10.11

Supplemental Agreement, dated as of December 23, 2021, among Riviera New Build, LLC, as borrower, NCL Corporation Ltd., as guarantor, Oceania Cruises S. de R.L., as charterer and shareholder, Norwegian Cruise Line Holdings Ltd., the lenders party thereto, Crédit Agricole Corporate and Investment Bank and Société Générale, as mandated lead arrangers, and the other parties thereto, which amends the Amendment and Restatement Agreement, dated as of February 17, 2021 (incorporated herein by reference to Exhibit 10.9 to Norwegian Cruise Line Holdings Ltd.’s Form 10-K filed on March 1, 2022 (File No. 001-35784))#

10.12

Supplemental Agreement, dated December 16, 2022, by and among Riviera New Build, LLC, as borrower, NCL Corporation Ltd., as guarantor, Norwegian Cruise Line Holdings Ltd. and Oceania Cruises S. de R.L., as charterer and shareholder, the lenders party thereto, Crédit Agricole Corporate and Investment Bank and Société Générale, as mandated lead arrangers, and Crédit Agricole Corporate and Investment Bank, as agent and SACE agent (incorporated herein by reference to Exhibit 10.5 to Norwegian Cruise Line Holdings Ltd.’s Form 8-K filed on December 19, 2022 (File No. 001-35784))

10.13

Amendment and Restatement Agreement, dated as of February 17, 2021, among Marina New Build, LLC, as borrower, NCL Corporation Ltd., as guarantor, Oceania Cruises S. de R.L., as charterer and shareholder, Norwegian Cruise Line Holdings Ltd., the lenders party thereto, Crédit Agricole Corporate and Investment Bank and Société Générale, as mandated lead arrangers, and the other parties thereto, which amends and restates the Loan Agreement, originally dated as of July 18, 2008 (incorporated herein by reference to Exhibit 10.4 to Norwegian Cruise Line Holdings Ltd.’s Form 8-K filed on February 23, 2021 (File No. 001-35784))#†

10.14

Supplemental Agreement, dated as of December 23, 2021, among Marina New Build, LLC, as borrower, NCL Corporation Ltd., as guarantor, Oceania Cruises S. de R.L., as charterer and shareholder, Norwegian Cruise Line Holdings Ltd., the lenders party thereto, Crédit Agricole Corporate and Investment Bank and Société Générale, as mandated lead arrangers, and the other parties thereto, which amends the Amendment and Restatement Agreement, dated as of February 17, 2021 (incorporated herein by reference to Exhibit 10.11 to Norwegian Cruise Line Holdings Ltd.’s Form 10-K filed on March 1, 2022 (File No. 001-35784))#

10.15

Supplemental Agreement, dated December 16, 2022, by and among Marina New Build, LLC, as borrower, NCL Corporation Ltd., as guarantor, Norwegian Cruise Line Holdings Ltd. and Oceania Cruises S. de R.L., as charterer and shareholder, the lenders party thereto, Crédit Agricole Corporate and Investment Bank and Société Générale, as mandated lead arrangers, and Crédit Agricole Corporate and Investment Bank, as agent and SACE agent (incorporated herein by reference to Exhibit 10.6 to Norwegian Cruise Line Holdings Ltd.’s Form 8-K filed on December 19, 2022 (File No. 001-35784))

10.16	Amendment and Restatement Agreement, dated as of February 17, 2021, among Explorer New Build, LLC, as borrower, NCL Corporation Ltd., as guarantor, Seven Seas Cruises S. de R.L., as charterer and shareholder, Norwegian Cruise Line Holdings Ltd., the lenders party thereto, Crédit Agricole Corporate and Investment Bank, Société Générale, HSBC Bank PLC, and KfW IPEX-Bank GmbH, as joint mandated lead arrangers, and the other parties thereto, which amends and restates the Loan Agreement, originally dated as of July 31, 2013 (incorporated herein by reference to Exhibit 10.1 to Norwegian Cruise Line Holdings Ltd.’s Form 8-K filed on February 23, 2021 (File No. 001-35784))#†

10.17

Supplemental Agreement, dated as of December 23, 2021, among Explorer New Build, LLC, as borrower, NCL Corporation Ltd., as guarantor, Seven Seas Cruises S. de R.L., as charterer and shareholder, Norwegian Cruise Line Holdings Ltd., the lenders party thereto, Crédit Agricole Corporate and Investment Bank, Société Générale, HSBC Bank PLC, and KfW IPEX-Bank GmbH, as joint mandated lead arrangers, and the other parties thereto, which amends the Amendment and Restatement Agreement, dated as of February 17, 2021 (incorporated herein by reference to Exhibit 10.13 to Norwegian Cruise Line Holdings Ltd.’s Form 10-K filed on March 1, 2022 (File No. 001-35784))#

10.18

Supplemental Agreement, dated December 16, 2022, by and among Explorer New Build, LLC, as borrower, NCL Corporation Ltd., as guarantor, Norwegian Cruise Line Holdings Ltd. and Seven Seas Cruises S. de R.L., as charterer and shareholder, the lenders party thereto, Crédit Agricole Corporate and Investment Bank, Société Générale and KfW IPEX-Bank GmbH, as joint mandated lead arrangers, Crédit Agricole Corporate and Investment Bank, as agent and SACE agent, and Crédit Agricole Corporate and Investment Bank, as security trustee (incorporated herein by reference to Exhibit 10.3 to Norwegian Cruise Line Holdings Ltd.’s Form 8-K filed on December 19, 2022 (File No. 001-35784))

10.19

Amendment and Restatement Agreement, dated as of February 17, 2021, among Explorer II New Build, LLC, as borrower, NCL Corporation Ltd., as guarantor, Seven Seas Cruises S. de R.L., as charterer and shareholder, Norwegian Cruise Line Holdings Ltd., the lenders party thereto, Crédit Agricole Corporate and Investment Bank, Société Générale, HSBC Bank PLC, and KfW Ipex-Bank GmbH, as joint mandated lead arrangers, and the other parties thereto, which amends and restates the Loan Agreement, originally dated as of March 30, 2016 (incorporated herein by reference to Exhibit 10.2 to Norwegian Cruise Line Holdings Ltd.’s Form 8-K filed on February 23, 2021 (File No. 001-35784))#†

10.20

Supplemental Agreement, dated as of December 23, 2021, among Explorer II New Build, LLC, as borrower, NCL Corporation Ltd., as guarantor, Seven Seas Cruises S. de R.L., as charterer and shareholder, Norwegian Cruise Line Holdings Ltd., the lenders party thereto, Crédit Agricole Corporate and Investment Bank, Société Générale, HSBC Bank PLC, and KfW Ipex-Bank GmbH, as joint mandated lead arrangers, and the other parties thereto, which amends the Amendment and Restatement Agreement, dated as of February 17, 2021 (incorporated herein by reference to Exhibit 10.15 to Norwegian Cruise Line Holdings Ltd.’s Form 10-K filed on March 1, 2022 (File No. 001-35784))#

10.21

Supplemental Agreement, dated December 16, 2022, by and among Explorer II New Build, LLC, as borrower, NCL Corporation Ltd., as guarantor, Norwegian Cruise Line Holdings Ltd. and Seven Seas Cruises S. de R.L., as charterer and shareholder, the lenders party thereto, Crédit Agricole Corporate and Investment Bank, Société Générale, HSBC Bank PLC, and KfW IPEX-Bank GmbH, as joint mandated lead arrangers, Crédit Agricole Corporate and Investment Bank, as agent and SACE agent, and Crédit Agricole Corporate and Investment Bank, as security trustee (incorporated herein by reference to Exhibit 10.4 to Norwegian Cruise Line Holdings Ltd.’s Form 8-K filed on December 19, 2022 (File No. 001-35784))

10.22

Amendment and Restatement Agreement, dated as of June 17, 2021, but effective as of July 5, 2021, among Leonardo One, Ltd., as borrower, NCL Corporation Ltd., as guarantor, NCL International, Ltd., as shareholder, Norwegian Cruise Line Holdings Ltd., the lenders party thereto, Crédit Agricole Corporate and Investment Bank, BNP Paribas Fortis S.A./N.V., KfW IPEX-Bank GmbH, HSBC Bank PLC and Cassa Depositi e Prestiti S.P.A., as joint mandated lead arrangers, and the other parties thereto, which amends and restates the Loan Agreement, originally dated as of April 12, 2017 (incorporated herein by reference to Exhibit 10.1 to Norwegian Cruise Line Holdings Ltd.’s Form 10-Q filed on August 9, 2021 (File No. 001-35784))#

10.23

Supplemental Agreement, dated as of December 23, 2021, among Leonardo One, Ltd., as borrower, NCL Corporation Ltd., as guarantor, NCL International, Ltd., as shareholder, Norwegian Cruise Line Holdings Ltd., the lenders party thereto, Crédit Agricole Corporate and Investment Bank, BNP Paribas Fortis S.A./N.V., KfW IPEX-Bank GmbH, HSBC Bank PLC and Cassa Depositi e Prestiti S.P.A., as joint mandated lead arrangers, and the other parties thereto, which amends the Amendment and Restatement Agreement, dated as of June 17, 2021 (incorporated herein by reference to Exhibit 10.17 to Norwegian Cruise Line Holdings Ltd.’s Form 10-K filed on March 1, 2022 (File No. 001-35784))#

10.24

Supplemental Agreement, dated December 16, 2022, by and among Leonardo One, Ltd., as borrower, NCL Corporation Ltd., as guarantor, NCL International, Ltd., as shareholder, Norwegian Cruise Line Holdings Ltd., the lenders party thereto, Crédit Agricole Corporate and Investment Bank, BNP Paribas Fortis S.A./N.V., HSBC Bank PLC, KfW IPEX-Bank GmbH and Cassa Depositi e Prestiti S.P.A., as mandated lead arrangers, Crédit Agricole Corporate and Investment Bank, as agent and SACE agent, and Crédit Agricole Corporate and Investment Bank, as security trustee (incorporated herein by reference to Exhibit 10.7 to Norwegian Cruise Line Holdings Ltd.’s Form 8-K filed on December 19, 2022 (File No. 001-35784))

10.25

Amendment and Restatement Agreement, dated as of June 17, 2021, but effective as of July 5, 2021, among Leonardo Two, Ltd., as borrower, NCL Corporation Ltd., as guarantor, NCL International, Ltd., as shareholder, Norwegian Cruise Line Holdings Ltd., the lenders party thereto, Crédit Agricole Corporate and Investment Bank, BNP Paribas Fortis S.A./N.V., HSBC Bank PLC and Cassa Depositi e Prestiti S.P.A., as joint mandated lead arrangers, and the other parties thereto, which amends and restates the Loan Agreement, originally dated as of April 12, 2017 (incorporated herein by reference to Exhibit 10.2 to Norwegian Cruise Line Holdings Ltd.’s Form 10-Q filed on August 9, 2021 (File No. 001-35784))#

10.26

Supplemental Agreement, dated as of December 23, 2021, among Leonardo Two, Ltd., as borrower, NCL Corporation Ltd., as guarantor, NCL International, Ltd., as shareholder, Norwegian Cruise Line Holdings Ltd., the lenders party thereto, Crédit Agricole Corporate and Investment Bank, BNP Paribas Fortis S.A./N.V., HSBC Bank PLC and Cassa Depositi e Prestiti S.P.A., as joint mandated lead arrangers, and the other parties thereto, which amends the Amendment and Restatement Agreement, dated as of June 17, 2021 (incorporated herein by reference to Exhibit 10.19 to Norwegian Cruise Line Holdings Ltd.’s Form 10-K filed on March 1, 2022 (File No. 001-35784))#

10.27

Supplemental Agreement, dated December 16, 2022, by and among Leonardo Two, Ltd., as borrower, NCL Corporation Ltd., as guarantor, NCL International, Ltd., as shareholder, Norwegian Cruise Line Holdings Ltd., the lenders party thereto, Crédit Agricole Corporate and Investment Bank, BNP Paribas Fortis S.A./N.V., HSBC Bank PLC and Cassa Depositi e Prestiti S.P.A., as mandated lead arrangers, Crédit Agricole Corporate and Investment Bank, as agent and SACE agent, and Crédit Agricole Corporate and Investment Bank, as security trustee (incorporated herein by reference to Exhibit 10.8 to Norwegian Cruise Line Holdings Ltd.’s Form 8-K filed on December 19, 2022 (File No. 001-35784))

10.28

Amendment and Restatement Agreement, dated as of June 17, 2021, but effective as of July 6, 2021, among Leonardo Three, Ltd., as borrower, NCL Corporation Ltd., as guarantor, NCL International, Ltd., as shareholder, Norwegian Cruise Line Holdings Ltd., the lenders party thereto, HSBC Bank PLC, BNP Paribas Fortis S.A./N.V., KfW IPEX-Bank GmbH and Cassa Depositi e Prestiti S.P.A., as joint mandated lead arrangers, and the other parties thereto, which amends and restates the Loan Agreement, originally dated as of April 12, 2017 (incorporated herein by reference to Exhibit 10.3 to Norwegian Cruise Line Holdings Ltd.’s Form 10-Q filed on August 9, 2021 (File No. 001-35784))#

10.29

Supplemental Agreement, dated as of December 23, 2021, among Leonardo Three, Ltd., as borrower, NCL Corporation Ltd., as guarantor, NCL International, Ltd., as shareholder, Norwegian Cruise Line Holdings Ltd., the lenders party thereto, HSBC Bank PLC, BNP Paribas Fortis S.A./N.V., KfW IPEX-Bank GmbH and Cassa Depositi e Prestiti S.P.A., as joint mandated lead arrangers, and the other parties thereto, which amends the Amendment and Restatement Agreement, dated as of June 17, 2021 (incorporated herein by reference to Exhibit 10.21 to Norwegian Cruise Line Holdings Ltd.’s Form 10-K filed on March 1, 2022 (File No. 001-35784))#

10.30

Supplemental Agreement, dated December 16, 2022, by and among Leonardo Three, Ltd., as borrower, NCL Corporation Ltd., as guarantor, NCL International, Ltd., as shareholder, Norwegian Cruise Line Holdings Ltd., the lenders party thereto, HSBC Bank PLC, BNP Paribas Fortis S.A./N.V., KfW IPEX-Bank GmbH and Cassa Depositi e Prestiti S.P.A., as joint mandated lead arrangers, BNP Paribas S.A., as agent and SACE agent, and BNP Paribas S.A., as security trustee (incorporated herein by reference to Exhibit 10.9 to Norwegian Cruise Line Holdings Ltd.’s Form 8-K filed on December 19, 2022 (File No. 001-35784))

10.31

Amendment and Restatement Agreement, dated as of June 17, 2021, but effective as of July 6, 2021, among Leonardo Four, Ltd., as borrower, NCL Corporation Ltd., as guarantor, NCL International, Ltd., as shareholder, Norwegian Cruise Line Holdings Ltd., the lenders party thereto, KfW IPEX-Bank GmbH, BNP Paribas Fortis S.A./N.V., HSBC Bank PLC and Cassa Depositi e Prestiti S.P.A., as joint mandated lead arrangers, and the other parties thereto, which amends and restates the Loan Agreement, originally dated as of April 12, 2017 (incorporated herein by reference to Exhibit 10.4 to Norwegian Cruise Line Holdings Ltd.’s Form 10-Q filed on August 9, 2021 (File No. 001-35784))#

10.32

Supplemental Agreement, dated as of December 23, 2021, among Leonardo Four, Ltd., as borrower, NCL Corporation Ltd., as guarantor, NCL International, Ltd., as shareholder, Norwegian Cruise Line Holdings Ltd., the lenders party thereto, KfW IPEX-Bank GmbH, BNP Paribas Fortis S.A./N.V., HSBC Bank PLC and Cassa Depositi e Prestiti S.P.A., as joint mandated lead arrangers, and the other parties thereto, which amends the Amendment and Restatement Agreement, dated as of June 17, 2021 (incorporated herein by reference to Exhibit 10.23 to Norwegian Cruise Line Holdings Ltd.’s Form 10-K filed on March 1, 2022 (File No. 001-35784))#

10.33

Supplemental Agreement, dated December 16, 2022, by and among Leonardo Four, Ltd., as borrower, NCL Corporation Ltd., as guarantor, NCL International, Ltd., as shareholder, Norwegian Cruise Line Holdings Ltd., the lenders party thereto, HSBC Bank PLC, BNP Paribas Fortis S.A./N.V., KfW IPEX-Bank GmbH and Cassa Depositi e Prestiti S.P.A., as joint mandated lead arrangers, BNP Paribas S.A., as agent and SACE agent, and BNP Paribas S.A., as security trustee (incorporated herein by reference to Exhibit 10.10 to Norwegian Cruise Line Holdings Ltd.’s Form 8-K filed on December 19, 2022 (File No. 001-35784))

10.34

Amendment and Restatement Agreement, dated as of June 17, 2021, but effective as of July 5, 2021, among Leonardo Five, Ltd., as borrower, NCL Corporation Ltd., as guarantor, NCL International, Ltd., as shareholder, Norwegian Cruise Line Holdings Ltd., the lenders party thereto, Crédit Agricole Corporate and Investment Bank, BNP Paribas Fortis S.A./N.V., HSBC Bank PLC, KfW IPEX-Bank GmbH, Cassa Depositi e Prestiti S.P.A., Banco Santander, S.A. and Société Générale, as joint mandated lead arrangers, and the other parties thereto, which amends and restates the Loan Agreement, originally dated as of December 19, 2018 (incorporated herein by reference to Exhibit 10.5 to Norwegian Cruise Line Holdings Ltd.’s Form 10-Q filed on August 9, 2021 (File No. 001-35784))#

10.35

Supplemental Agreement, dated as of December 23, 2021, among Leonardo Five, Ltd., as borrower, NCL Corporation Ltd., as guarantor, NCL International, Ltd., as shareholder, Norwegian Cruise Line Holdings Ltd., the lenders party thereto, Crédit Agricole Corporate and Investment Bank, BNP Paribas Fortis S.A./N.V., HSBC Bank PLC, KfW IPEX-Bank GmbH, Cassa Depositi e Prestiti S.P.A., Banco Santander, S.A. and Société Générale, as joint mandated lead arrangers, and the other parties thereto, which amends the Amendment and Restatement Agreement, dated as of June 17, 2021 (incorporated herein by reference to Exhibit 10.25 to Norwegian Cruise Line Holdings Ltd.’s Form 10-K filed on March 1, 2022 (File No. 001-35784))#

10.36

Supplemental Agreement, dated December 16, 2022, by and among Leonardo Five, Ltd., as borrower, NCL Corporation Ltd., as guarantor, NCL International, Ltd., as shareholder, Norwegian Cruise Line Holdings Ltd., the lenders party thereto, Crédit Agricole Corporate and Investment Bank, BNP Paribas Fortis S.A./N.V., HSBC Bank PLC, KfW IPEX-Bank GmbH, Cassa Depositi e Prestiti S.P.A., Banco Santander, S.A. and Société Générale, as joint mandated lead arrangers, BNP Paribas S.A., as facility agent, Crédit Agricole Corporate and Investment Bank, as SACE agent, and HSBC Corporate Trustee Company (UK) Limited, as security trustee (incorporated herein by reference to Exhibit 10.11 to Norwegian Cruise Line Holdings Ltd.’s Form 8-K filed on December 19, 2022 (File No. 001-35784))

10.37

Amendment and Restatement Agreement, dated as of June 17, 2021, but effective as of July 5, 2021, among Leonardo Six, Ltd., as borrower, NCL Corporation Ltd., as guarantor, NCL International, Ltd., as shareholder, Norwegian Cruise Line Holdings Ltd., the lenders party thereto, Crédit Agricole Corporate and Investment Bank, BNP Paribas Fortis S.A./N.V., HSBC Bank PLC, KfW IPEX-Bank GmbH, Cassa Depositi e Prestiti S.P.A., Banco Santander, S.A. and Société Générale, as joint mandated lead arrangers, and the other parties thereto, which amends and restates the Loan Agreement, originally dated as of December 19, 2018 (incorporated herein by reference to Exhibit 10.6 to Norwegian Cruise Line Holdings Ltd.’s Form 10-Q filed on August 9, 2021 (File No. 001-35784))#

10.38

Supplemental Agreement, dated as of December 23, 2021, among Leonardo Six, Ltd., as borrower, NCL Corporation Ltd., as guarantor, NCL International, Ltd., as shareholder, Norwegian Cruise Line Holdings Ltd., the lenders party thereto, Crédit Agricole Corporate and Investment Bank, BNP Paribas Fortis S.A./N.V., HSBC Bank PLC, KfW IPEX-Bank GmbH, Cassa Depositi e Prestiti S.P.A., Banco Santander, S.A. and Société Générale, as joint mandated lead arrangers, and the other parties thereto, which amends the Amendment and Restatement Agreement, dated as of June 17, 2021 (incorporated herein by reference to Exhibit 10.27 to Norwegian Cruise Line Holdings Ltd.’s Form 10-K filed on March 1, 2022 (File No. 001-35784))#

10.39

Supplemental Agreement, dated December 16, 2022, by and among Leonardo Six, Ltd., as borrower, NCL Corporation Ltd., as guarantor, NCL International, Ltd., as shareholder, Norwegian Cruise Line Holdings Ltd., the lenders party thereto, Crédit Agricole Corporate and Investment Bank, BNP Paribas Fortis S.A./N.V., HSBC Bank PLC, KfW IPEX-Bank GmbH, Cassa Depositi e Prestiti S.P.A., Banco Santander, S.A. and Société Générale, as joint mandated lead arrangers, BNP Paribas S.A., as facility agent, Crédit Agricole Corporate and Investment Bank, as SACE agent, and HSBC Corporate Trustee Company (UK) Limited, as security trustee (incorporated herein by reference to Exhibit 10.12 to Norwegian Cruise Line Holdings Ltd.’s Form 8-K filed on December 19, 2022 (File No. 001-35784))

10.40

Amendment and Restatement Agreement, dated as of June 17, 2021, but effective as of July 5, 2021, among Explorer III New Build, LLC, as borrower, NCL Corporation Ltd., as guarantor, Seven Seas Cruises S. de R.L., as shareholder, Norwegian Cruise Line Holdings Ltd., the lenders party thereto, Crédit Agricole Corporate and Investment Bank, BNP Paribas Fortis S.A./N.V., HSBC Bank PLC, KfW IPEX-Bank GmbH, Cassa Depositi e Prestiti S.P.A., Banco Santander, S.A. and Société Générale., as joint mandated lead arrangers, and the other parties thereto, which amends and restates the Loan Agreement, originally dated as of December 19, 2018 (incorporated herein by reference to Exhibit 10.7 to Norwegian Cruise Line Holdings Ltd.’s Form 10-Q filed on August 9, 2021 (File No. 001-35784))#

10.41

Supplemental Agreement, dated as of December 23, 2021, among Explorer III New Build, LLC, as borrower, NCL Corporation Ltd., as guarantor, Seven Seas Cruises S. de R.L., as shareholder, Norwegian Cruise Line Holdings Ltd., the lenders party thereto, Crédit Agricole Corporate and Investment Bank, BNP Paribas Fortis S.A./N.V., HSBC Bank PLC, KfW IPEX-Bank GmbH, Cassa Depositi e Prestiti S.P.A., Banco Santander, S.A. and Société Générale., as joint mandated lead arrangers, and the other parties thereto, which amends the Amendment and Restatement Agreement, dated as of June 17, 2021(incorporated herein by reference to Exhibit 10.29 to Norwegian Cruise Line Holdings Ltd.’s Form 10-K filed on March 1, 2022 (File No. 001-35784))#

10.42

Supplemental Agreement, dated December 16, 2022, by and among Explorer III New Build, LLC, as borrower, NCL Corporation Ltd., as guarantor, Seven Seas Cruises S. de R.L., as shareholder, Norwegian Cruise Line Holdings Ltd., the lenders party thereto, Crédit Agricole Corporate and Investment Bank, BNP Paribas Fortis S.A./N.V., HSBC Bank PLC, KfW IPEX-Bank GmbH, Cassa Depositi e Prestiti S.P.A., Banco Santander, S.A. and Société Générale, as joint mandated lead arrangers, BNP Paribas S.A., as facility agent, Crédit Agricole Corporate and Investment Bank, as SACE agent, and HSBC Corporate Trustee Company (UK) Limited, as security trustee (incorporated herein by reference to Exhibit 10.13 to Norwegian Cruise Line Holdings Ltd.’s Form 8-K filed on December 19, 2022 (File No. 001-35784))

10.43

Amendment and Restatement Agreement, dated as of June 17, 2021, but effective as of July 5, 2021, among O Class Plus One, LLC, as borrower, NCL Corporation Ltd., as guarantor, Oceania Cruises S. de R.L., as shareholder, Norwegian Cruise Line Holdings Ltd., the lenders party thereto, Crédit Agricole Corporate and Investment Bank, BNP Paribas Fortis S.A./N.V., HSBC Bank PLC, KfW IPEX-Bank GmbH, Cassa Depositi e Prestiti S.P.A., Banco Santander, S.A. and Société Générale., as joint mandated lead arrangers, and the other parties thereto, which amends and restates the Loan Agreement, originally dated as of December 19, 2018 (incorporated herein by reference to Exhibit 10.8 to Norwegian Cruise Line Holdings Ltd.’s Form 10-Q filed on August 9, 2021 (File No. 001-35784))#

10.44

Supplemental Agreement, dated as of December 23, 2021, among O Class Plus One, LLC, as borrower, NCL Corporation Ltd., as guarantor, Oceania Cruises S. de R.L., as shareholder, Norwegian Cruise Line Holdings Ltd., the lenders party thereto, Crédit Agricole Corporate and Investment Bank, BNP Paribas Fortis S.A./N.V., HSBC Bank PLC, KfW IPEX-Bank GmbH, Cassa Depositi e Prestiti S.P.A., Banco Santander, S.A. and Société Générale., as joint mandated lead arrangers, and the other parties thereto, which amends the Amendment and Restatement Agreement, dated as of June 17, 2021 (incorporated herein by reference to Exhibit 10.31 to Norwegian Cruise Line Holdings Ltd.’s Form 10-K filed on March 1, 2022 (File No. 001-35784))#

10.45

Supplemental Agreement, dated December 16, 2022, by and among O Class Plus One, LLC, as borrower, NCL Corporation Ltd., as guarantor, Oceania Cruises S. de R.L., as shareholder, Norwegian Cruise Line Holdings Ltd., the lenders party thereto, Crédit Agricole Corporate and Investment Bank, BNP Paribas Fortis S.A./N.V., HSBC Bank PLC, KfW IPEX-Bank GmbH, Cassa Depositi e Prestiti S.P.A., Banco Santander, S.A. and Société Générale, as joint mandated lead arrangers, BNP Paribas S.A., as facility agent, Crédit Agricole Corporate and Investment Bank, as SACE agent, and HSBC Corporate Trustee Company (UK) Limited, as security trustee (incorporated herein by reference to Exhibit 10.14 to Norwegian Cruise Line Holdings Ltd.’s Form 8-K filed on December 19, 2022 (File No. 001-35784))

10.46

Amendment and Restatement Agreement, dated as of June 17, 2021, but effective as of July 5, 2021, among O Class Plus Two, LLC, as borrower, NCL Corporation Ltd., as guarantor, Oceania Cruises S. de R.L., as shareholder, Norwegian Cruise Line Holdings Ltd., the lenders party thereto, Crédit Agricole Corporate and Investment Bank, BNP Paribas Fortis S.A./N.V., HSBC Bank PLC, KfW IPEX-Bank GmbH, Cassa Depositi e Prestiti S.P.A., Banco Santander, S.A. and Société Générale., as joint mandated lead arrangers, and the other parties thereto, which amends and restates the Loan Agreement, originally dated as of December 19, 2018 (incorporated herein by reference to Exhibit 10.9 to Norwegian Cruise Line Holdings Ltd.’s Form 10-Q filed on August 9, 2021 (File No. 001-35784))#

10.47

Supplemental Agreement, dated as of December 23, 2021, among O Class Plus Two, LLC, as borrower, NCL Corporation Ltd., as guarantor, Oceania Cruises S. de R.L., as shareholder, Norwegian Cruise Line Holdings Ltd., the lenders party thereto, Crédit Agricole Corporate and Investment Bank, BNP Paribas Fortis S.A./N.V., HSBC Bank PLC, KfW IPEX-Bank GmbH, Cassa Depositi e Prestiti S.P.A., Banco Santander, S.A. and Société Générale., as joint mandated lead arrangers, and the other parties thereto, which amends the Amendment and Restatement Agreement, dated as of June 17, 2021 (incorporated herein by reference to Exhibit 10.33 to Norwegian Cruise Line Holdings Ltd.’s Form 10-K filed on March 1, 2022 (File No. 001-35784))#

10.48

Supplemental Agreement, dated December 16, 2022, by and among O Class Plus Two, LLC, as borrower, NCL Corporation Ltd., as guarantor, Oceania Cruises S. de R.L., as shareholder, Norwegian Cruise Line Holdings Ltd., the lenders party thereto, Crédit Agricole Corporate and Investment Bank, BNP Paribas Fortis S.A./N.V., HSBC Bank PLC, KfW IPEX-Bank GmbH, Cassa Depositi e Prestiti S.P.A., Banco Santander, S.A. and Société Générale, as joint mandated lead arrangers, BNP Paribas S.A., as facility agent, Crédit Agricole Corporate and Investment Bank, as SACE agent, and HSBC Corporate Trustee Company (UK) Limited, as security trustee (incorporated herein by reference to Exhibit 10.15 to Norwegian Cruise Line Holdings Ltd.’s Form 8-K filed on December 19, 2022 (File No. 001-35784))

10.49

Second Amended and Restated Commitment Letter, dated February 22, 2023, among NCL Corporation Ltd. and the purchasers named therein (incorporated herein by reference to Exhibit 10.1 to Norwegian Cruise Line Holdings Ltd.’s Form 8-K filed on February 27, 2023 (File No. 001-35784))

10.50

Backstop Agreement, dated February 23, 2023, between NCL Corporation Ltd. and Morgan Stanley & Co. LLC (incorporated herein by reference to Exhibit 10.2 to Norwegian Cruise Line Holdings Ltd.’s Form 8-K filed on February 27, 2023 (File No. 001-35784))

10.51

Amended and Restated Regent Trademark License Agreement, dated February 21, 2011, by and between Regent Hospitality Worldwide, LLC and Seven Seas Cruises, S. DE R.L. (incorporated herein by reference to Exhibit 10.17 to Prestige Cruises International, Inc.’s Amendment No. 1 to Form S-1 filed on March 24, 2014 (File No. 333-193479))

10.52

Employment Agreement by and between NCL (Bahamas) Ltd. and T. Robin Lindsay, entered into on October 18, 2015 (incorporated herein by reference to Exhibit 10.2 to Norwegian Cruise Line Holdings Ltd.’s Form 10-Q filed on May 10, 2017 (File No. 001-35784))*

10.53

Amendment to Employment Agreement by and between NCL (Bahamas) Ltd. and T. Robin Lindsay, dated as of February 14, 2022 (incorporated herein by reference to Exhibit 10.1 to Norwegian Cruise Line Holdings Ltd.’s Form 8-K filed on February 18, 2022 (File No. 001-35784))*

10.54

Employment Agreement by and between Prestige Cruise Services, LLC and Jason Montague, entered into on September 16, 2016 (incorporated herein by reference to Exhibit 10.3 to Norwegian Cruise Line Holdings Ltd.’s Form 8-K filed on September 19, 2016 (File No. 001-35784))*

10.55

Amendment to Employment Agreement by and between Prestige Cruise Services, LLC and Jason Montague, dated as of February 14, 2022 (incorporated herein by reference to Exhibit 10.2 to Norwegian Cruise Line Holdings Ltd.’s Form 8-K filed on February 18, 2022 (File No. 001-35784))*

10.56

Transition and Release Agreement by and between Prestige Cruise Services LLC and Jason Montague, entered into on December 13, 2022 (incorporated herein by reference to Exhibit 10.3 to Norwegian Cruise Line Holdings Ltd.’s Form 8-K filed on December 15, 2022 (File No. 001-35784))*

10.57

Employment Agreement by and between NCL (Bahamas) Ltd. and Frank J. Del Rio, entered into on October 1, 2020 (incorporated herein by reference to Exhibit 10.1 to Norwegian Cruise Line Holdings Ltd.’s Form 8-K filed on October 5, 2020 (File No. 001-35784))*

10.58

Employment Agreement by and between NCL (Bahamas) Ltd. and Mark Kempa, entered into on September 10, 2018 (incorporated herein by reference to Exhibit 10.1 to Norwegian Cruise Line Holdings Ltd.’s Form 8-K filed on September 11, 2018 (File No. 001-35784))*

10.59

Employment Agreement by and between Prestige Cruise Services, LLC and Howard Sherman, entered into on November 8, 2021 and effective as of January 1, 2022 (incorporated herein by reference to Exhibit 10.1 to Norwegian Cruise Line Holdings Ltd.’s Form 8-K filed on November 8, 2021 (File No. 001-35784))*

10.60

Transition and Release Agreement by and between Prestige Cruise Services LLC and Howard Sherman, entered into on December 13, 2022 (incorporated herein by reference to Exhibit 10.4 to Norwegian Cruise Line Holdings Ltd.’s Form 8-K filed on December 15, 2022 (File No. 001-35784))*

10.61

Employment Agreement by and between Prestige Cruise Services LLC and Andrea DeMarco, entered into on December 14, 2022 and effective as of January 1, 2023 (incorporated herein by reference to Exhibit 10.1 to Norwegian Cruise Line Holdings Ltd.’s Form 8-K filed on December 15, 2022 (File No. 001-35784))*

10.62

Employment Agreement by and between Prestige Cruise Services LLC and Frank A. Del Rio, entered into on December 14, 2022 and effective as of January 1, 2023 (incorporated herein by reference to Exhibit 10.2 to Norwegian Cruise Line Holdings Ltd.’s Form 8-K filed on December 15, 2022 (File No. 001-35784))*

10.63

Employment Agreement by and between NCL Corporation Ltd. and Harry Sommer, entered into on January 10, 2019 (incorporated herein by reference to Exhibit 10.2 to Norwegian Cruise Line Holdings Ltd.’s Form 10-Q filed on May 10, 2021 (File No. 001-35784))*

10.64

Form of Indemnification Agreement by and between Norwegian Cruise Line Holdings Ltd. and each of its directors, executive officers and certain other officers (effective July 14, 2020) (incorporated herein by reference to Exhibit 10.2 to Norwegian Cruise Line Holdings Ltd.’s Form 10-Q filed on August 10, 2020 (File No. 001-35784))*

10.65

Norwegian Cruise Line Holdings Ltd. Amended and Restated 2013 Performance Incentive Plan (incorporated herein by reference to Exhibit 10.1 to Norwegian Cruise Line Holdings Ltd.’s Form 8-K filed on June 17, 2022 (File No. 001-35784))*

10.66

Form of Notice of Grant of Option and Terms and Conditions of Option (incorporated herein by reference to Exhibit 10.1 to Norwegian Cruise Line Holdings Ltd.’s Form 10-Q filed on May 8, 2013 (File No. 001-35784))*

10.67

Norwegian Cruise Line Holdings Ltd. Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 10.3 to Norwegian Cruise Line Holdings Ltd.’s Form 10-Q filed on July 31, 2014 (File No. 001-35784))*

10.68

Directors’ Compensation Policy (effective January 1, 2022) (incorporated herein by reference to Exhibit 10.48 to Norwegian Cruise Line Holdings Ltd.’s Form 10-K filed on March 1, 2022 (File No. 001-35784))*

10.69

Form of Director Restricted Share Unit Award Agreement (incorporated herein by reference to Exhibit 10.62 to Norwegian Cruise Line Holdings Ltd.’s Form 10-K filed on February 29, 2016 (File No. 001-35784))*

10.70

Form of Norwegian Cruise Line Holdings Ltd. Time and Performance-based Restricted Share Unit Award Agreement (incorporated herein by reference to Exhibit 10.2 to Norwegian Cruise Line Holdings Ltd.’s Form 10-Q filed on November 4, 2015 (File No. 001-35784))*

10.71

Form of Notice of Grant of Norwegian Cruise Line Holdings Ltd. Time and Performance-based Option and Terms and Conditions (incorporated herein by reference to Exhibit 10.3 to Norwegian Cruise Line Holdings Ltd.’s Form 10-Q filed on November 4, 2015 (File No. 001-35784))*

10.72

Form of Norwegian Cruise Line Holdings Ltd. Time-based Restricted Share Unit Award Agreement (2017) (incorporated herein by reference to Exhibit 10.52 to Norwegian Cruise Line Holdings Ltd.’s Form 10-K filed on February 27, 2017 (File No. 001-35784))*

10.73

Form of Norwegian Cruise Line Holdings Ltd. Performance-based Restricted Share Unit Award Agreement (2017) (incorporated herein by reference to Exhibit 10.53 to Norwegian Cruise Line Holdings Ltd.’s Form 10-K filed on February 27, 2017 (File No. 001-35784))*

10.74

Form of Norwegian Cruise Line Holdings Ltd. Performance-based Restricted Share Unit Award Agreement (August 2017) (incorporated herein by reference to Exhibit 10.2 to Norwegian Cruise Line Holdings Ltd.’s Form 10-Q filed on November 9, 2017 (File No. 001-35784))*

10.75

Form of Norwegian Cruise Line Holdings Ltd. Time-based Restricted Share Unit Award Agreement (2020) (incorporated by reference to Exhibit 10.77 to Norwegian Cruise Line Holdings Ltd.’s annual report on Form 10-K filed on February 27, 2020 (File No. 001-35784))*

10.76

Form of Norwegian Cruise Line Holdings Ltd. Performance-based Restricted Share Unit Award Agreement (2020) (incorporated by reference to Exhibit 10.78 to Norwegian Cruise Line Holdings Ltd.’s annual report on Form 10-K filed on February 27, 2020 (File No. 001-35784))*

10.77

Form of Norwegian Cruise Line Holdings Ltd. Time-based Restricted Share Unit Award Agreement (President and Chief Executive Officer 2022) (incorporated herein by reference to Exhibit 10.57 to Norwegian Cruise Line Holdings Ltd.’s Form 10-K filed on March 1, 2022 (File No. 001-35784))*

10.78

Form of Norwegian Cruise Line Holdings Ltd. Performance-based Restricted Share Unit Award Agreement (President and Chief Executive Officer 2022) (incorporated herein by reference to Exhibit 10.58 to Norwegian Cruise Line Holdings Ltd.’s Form 10-K filed on March 1, 2022 (File No. 001-35784))*

10.79

Form of Norwegian Cruise Line Holdings Ltd. Performance-based Restricted Share Unit Award Agreement (2022) (incorporated herein by reference to Exhibit 10.59 to Norwegian Cruise Line Holdings Ltd.’s Form 10-K filed on March 1, 2022 (File No. 001-35784))*

10.80	Form of Restricted Cash Retention Agreement (2022) (incorporated herein by reference to Exhibit 10.60 to Norwegian Cruise Line Holdings Ltd.’s Form 10-K filed on March 1, 2022 (File No. 001-35784))*

21.1**	List of Subsidiaries of Norwegian Cruise Line Holdings Ltd.

23.1**	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm

24.1**	Power of Attorney (included on Signatures page of this Annual Report on Form 10-K)

31.1**	Certification of the Annual Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the President and Chief Executive Officer

31.2**	Certification of the Annual Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Executive Vice President and Chief Financial Officer

32.1***	Certification of the Annual Report Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer and Chief Financial Officer

101**	The following materials from Norwegian Cruise Line Holdings Ltd.’s Annual Report on Form 10‑K formatted in Inline XBRL:

(i) the Consolidated Statements of Operations of NCLH for the years ended December 31, 2022, 2021 and 2020;

(ii) the Consolidated Statements of Comprehensive Loss of NCLH for the years ended December 31, 2022, 2021 and 2020;

(iii) the Consolidated Balance Sheets of NCLH as of December 31, 2022 and 2021;

(iv) the Consolidated Statements of Cash Flows of NCLH for the years ended December 31, 2022, 2021 and 2020;

(v) the Consolidated Statements of Changes in Shareholders’ Equity of NCLH for the years ended December 31, 2022, 2021 and 2020;

(vi) the Notes to the Consolidated Financial Statements; and

(vii) Schedule II Valuation and Qualifying Accounts.

104**

The cover page from Norwegian Cruise Line Holdings Ltd.’s Annual Report on Form 10-K for the year ended December 31, 2022, formatted in Inline XBRL and included in the interactive data files submitted as Exhibit 101.

#     Certain portions of this document that constitute confidential information have been redacted in accordance with Regulation S-K Item 601(b)(10).

†	Agreement restates previous versions of agreement.

*     Management contract or compensatory plan.

**   Filed herewith.

*** Furnished herewith.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in Miami, Florida, on February 28, 2023.

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

Signature	Title	Date

/s/ Frank J. Del Rio	Director, President and Chief Executive Officer	February 28, 2023
Frank J. Del Rio	(Principal Executive Officer)

/s/ Mark A. Kempa	Executive Vice President and Chief Financial Officer	February 28, 2023
Mark A. Kempa	(Principal Financial Officer)

/s/ Faye L. Ashby	Senior Vice President and Chief Accounting Officer	February 28, 2023
Faye L. Ashby	(Principal Accounting Officer)

/s/ Adam M. Aron	Director	February 28, 2023
Adam M. Aron

/s/ Harry C. Curtis	Director	February 28, 2023
Harry C. Curtis

/s/ David M. Abrams	Director	February 28, 2023
David M. Abrams

/s/ Stella David	Director	February 28, 2023
Stella David

/s/ Russell W. Galbut	Director	February 28, 2023
Russell W. Galbut

/s/ Mary E. Landry	Director	February 28, 2023
Mary E. Landry

/s/ Zillah Byng-Thorne	Director	February 28, 2023
Zillah Byng-Thorne

Norwegian Cruise Line Holdings Ltd.

Schedule II Valuation and Qualifying Accounts (in thousands)

Additions
		Charged to	Charged to
	Balance	costs and	other		Balance
Description	12/31/19	expenses	accounts (a)	Deductions (b)	12/31/20

Valuation allowance on deferred tax assets	$5,847	$—	$38,150	$(1,121)	$42,876

		Charged to	Charged to
	Balance	costs and	other		Balance
Description	12/31/20	expenses	accounts (a)	Deductions (b)	12/31/21

Valuation allowance on deferred tax assets	$42,876	$—	$45,163	$(190)	$87,849

		Charged to	Charged to
	Balance	costs and	other		Balance
Description	12/31/21	expenses	accounts (a)	Deductions (b)	12/31/22

Valuation allowance on deferred tax assets	$87,849	$—	$52,219	$(335)	$139,733
(a)	Amount relates to a valuation allowance on net U.S. deferred tax assets.
(b)	Amount relates to (i) utilization of deferred tax assets, (ii) revaluation of deferred tax assets from their functional currency to U.S. dollars and (iii) reversal of valuation allowances.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Norwegian Cruise Line Holdings Ltd.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Norwegian Cruise Line Holdings Ltd. and its subsidiaries (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of operations, of comprehensive loss, of changes in shareholders’ equity and of cash flows for each of the three years in the period ended December 31, 2022, including the related notes and financial statement schedule listed in the index appearing under Item 15(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Emphasis of Matter

As discussed in Note 2 to the consolidated financial statements, the ongoing effects of COVID-19 and other global events on the Company's operations and global bookings have had, and will continue to have, a significant impact on the Company’s financial results and liquidity. Management’s evaluation of the events and conditions and management’s plans to mitigate these matters are also described in Note 2.

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

Liquidity

As described in Note 2 to the consolidated financial statements, significant events affecting travel typically have an impact on demand for cruise vacations, with the full extent of the impact determined by the length of time the event influences travel decisions. Management believes the ongoing effects of the COVID-19 pandemic and other global events on the Company’s operations and global bookings have had, and will continue to have, a significant impact on the Company’s financial results and liquidity. Management has taken actions to improve the Company’s liquidity, including completing various capital market transactions and making capital expenditure and operating expense reductions, and management expects to continue to pursue other opportunities to improve the Company’s liquidity. The estimation of management’s future cash flow projections includes numerous assumptions that are subject to various risks and uncertainties. Management’s principal assumptions for future cash flow projections include: (i) the expected gradual return to historical occupancy levels; (ii) the expected increase in revenue per passenger cruise day through a combination of both passenger ticket and onboard revenue; (iii) the forecasted cash collections in accordance with the terms of the Company’s credit card processing agreements; and (iv) the expected sustained higher fuel prices and the impact of inflation. Based on these actions and assumptions, and considering the Company’s cash and cash equivalents of $0.9 billion and the impact of the Company’s $1 billion undrawn commitment and related fees as of December 31, 2022 and the impact of the Company’s various capital market and financing transactions, management has concluded that the Company has sufficient liquidity to satisfy its obligations for at least the next twelve months from the issuance of the financial statements.

The principal considerations for our determination that performing procedures relating to the Company’s liquidity is a critical audit matter are the significant judgment by management when developing the estimate of future liquidity requirements; this in turn led to a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s estimate of future liquidity requirements and assumptions related to (i) the expected gradual return to historical occupancy levels; (ii) the expected increase in revenue per passenger cruise day through a combination of both passenger ticket and onboard revenue; (iii) the forecasted cash collections in accordance with the terms of the Company’s credit card processing agreements; and (iv) the expected sustained higher fuel prices and the impact of inflation.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s estimate of future liquidity requirements. These procedures also included, among others, testing management’s process for estimating future liquidity requirements for the twelve months after the date the financial statements are issued. Testing management’s process involved (i) testing the completeness and accuracy of underlying data used in the estimate; (ii) evaluating the reasonableness of the significant assumptions used by management related to the expected gradual return to historical occupancy levels, the expected increase in revenue per passenger cruise day through a combination of both passenger ticket and onboard revenue, the forecasted cash collections in accordance with the terms of the Company’s credit card processing agreements, and the expected sustained higher fuel prices and the impact of inflation; and (iii) evaluating management’s estimate of future liquidity requirements and their disclosure in the consolidated financial statements regarding having sufficient liquidity to satisfy the Company’s obligations for the twelve months after the financial statements are issued. Evaluating management’s assumptions related to the gradual return to historical occupancy levels, the expected increase in revenue per passenger cruise day through a combination of both passenger ticket and onboard revenue, the forecasted cash collections in accordance with the terms of the Company’s credit card processing agreements, and the expected sustained higher fuel prices and the impact of inflation involved evaluating whether the assumptions used by management were reasonable considering (i) the current and past performance of the Company; (ii) the consistency with external market and industry data; and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit.

Ship Accounting – New Ships and Ship Improvements

As described in Notes 2 and 7 to the consolidated financial statements, the Company’s consolidated ships and ship improvements balances were $15.8 billion and $2.7 billion as of December 31, 2022, respectively. Management determines the weighted average useful lives of ships based on estimates of the costs and useful lives of the ships’ major component systems on the date of acquisition, such as cabins, main diesels, main electric, superstructure and hull, and their related proportional weighting to the ship as a whole. In the third quarter of 2022, the Company took delivery of Norwegian’s first Prima Class Ship. Based on the design, structure and technological advancements made to this new class of ship and the analysis of its major components, which is generally performed upon the introduction of a new class of ship, management assigned the Prima Class Ships a weighted-average useful life of 35 years. A residual value of 10% was established based on management’s long-term estimates of the expected remaining future benefit at the end of the ships’ weighted average useful lives. Additionally, the Company capitalized approximately $300.7 million of costs associated with ship improvements during the year ended December 31, 2022. Ship improvement costs that management believes add value to the ships, are capitalized to the ship. The useful lives of components of new ships and ship improvements are estimated based on the economic lives of the new components. To determine the useful lives of the major components of new ships and ship improvements, management considers the historical useful lives of similar assets, manufacturer recommended lives, planned maintenance programs, and anticipated changes in technological conditions.

The principal considerations for our determination that performing procedures relating to ship accounting for new ships and ship improvements is a critical audit matter are the significant judgments by management when determining (i) the useful lives of the major components of new ships and ship improvements; (ii) whether ship improvement costs add value to the Company’s ships and are capitalizable; and (iii) the residual value of the new class of ship based on management’s expectation of remaining future benefit. This in turn led to a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating audit evidence relating to (i) the appropriateness of the useful lives of the major components of new ships and ship improvements; (ii) whether ship improvement costs add value to the Company’s ships and are capitalized appropriately; and (iii) whether the residual value assigned to the new class of ship is appropriate. In addition, the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s assessment of the useful lives of the major components of new ships and ship improvements, whether ship improvements add value and are capitalized appropriately, and whether the residual value assigned to the new class of ship is appropriate. These procedures also included, among others, (i) evaluating the reasonableness of the useful lives assigned to the major components of new ships and ship improvements, considering the historical useful lives of similar assets, manufacturer recommended lives, planned maintenance programs, and anticipated changes in technological conditions; (ii) evaluating whether costs capitalized extend the useful life or increase the functionality of the ship, including testing the accuracy, existence and valuation of capitalized ship improvement costs; and (iii) evaluating the residual value assigned to the new class of ship. Professionals with specialized skill and knowledge were used to assist in evaluating the appropriateness of the assigned useful lives of the major components of new ships and ship improvements, and residual value of the new class of ship.

/s/ PricewaterhouseCoopers LLP

Hallandale Beach, Florida

February 28, 2023

We have served as the Company’s auditor since at least 1988. We have not been able to determine the specific year we began serving as auditor of the Company.

Norwegian Cruise Line Holdings Ltd.

Consolidated Statements of Operations

(in thousands, except share and per share data)

	Year Ended December 31,
	2022	2021	2020
Revenue
Passenger ticket	$3,253,799	$392,752	$867,110
Onboard and other	1,589,961	255,234	412,798
Total revenue	4,843,760	647,986	1,279,908
Cruise operating expense
Commissions, transportation and other	1,034,629	143,524	380,710
Onboard and other	357,932	54,037	85,678
Payroll and related	1,088,639	537,439	521,301
Fuel	686,825	301,852	264,712
Food	263,807	62,999	65,369
Other	835,254	508,186	375,291
Total cruise operating expense	4,267,086	1,608,037	1,693,061
Other operating expense
Marketing, general and administrative	1,379,105	891,452	745,345
Depreciation and amortization	749,326	700,845	717,840
Impairment loss	—	—	1,607,797
Total other operating expense	2,128,431	1,592,297	3,070,982
Operating loss	(1,551,757)	(2,552,348)	(3,484,135)
Non-operating income (expense)
Interest expense, net	(801,512)	(2,072,925)	(482,313)
Other income (expense), net	76,566	123,953	(33,599)
Total non-operating income (expense)	(724,946)	(1,948,972)	(515,912)
Net loss before income taxes	(2,276,703)	(4,501,320)	(4,000,047)
Income tax benefit (expense)	6,794	(5,267)	(12,467)
Net loss	$(2,269,909)	$(4,506,587)	$(4,012,514)
Weighted-average shares outstanding
Basic	419,773,195	365,449,967	254,728,932
Diluted	419,773,195	365,449,967	254,728,932
Loss per share
Basic	$(5.41)	$(12.33)	$(15.75)
Diluted	$(5.41)	$(12.33)	$(15.75)

The accompanying notes are an integral part of these consolidated financial statements.

Norwegian Cruise Line Holdings Ltd.

Consolidated Statements of Comprehensive Loss

(in thousands)

	Year Ended December 31,
	2022	2021	2020
Net loss	$(2,269,909)	$(4,506,587)	$(4,012,514)
Other comprehensive income (loss):
Shipboard Retirement Plan	8,889	393	345
Cash flow hedges:
Net unrealized loss	(104,017)	(110,379)	(51,642)
Amount realized and reclassified into earnings	(96,865)	65,017	106,670
Total other comprehensive income (loss)	(191,993)	(44,969)	55,373
Total comprehensive loss	$(2,461,902)	$(4,551,556)	$(3,957,141)

The accompanying notes are an integral part of these consolidated financial statements.

Norwegian Cruise Line Holdings Ltd.

Consolidated Balance Sheets

(in thousands, except share data)

	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$946,987	$1,506,647
Short-term investments	—	240,000
Accounts receivable, net	326,272	1,167,473
Inventories	148,717	118,205
Prepaid expenses and other assets	450,893	269,243
Total current assets	1,872,869	3,301,568
Property and equipment, net	14,516,366	13,528,806
Goodwill	98,134	98,134
Trade names	500,525	500,525
Other long-term assets	1,569,800	1,300,804
Total assets	$18,557,694	$18,729,837
Liabilities and shareholders’ equity
Current liabilities:
Current portion of long-term debt	$991,128	$876,890
Accounts payable	228,742	233,172
Accrued expenses and other liabilities	1,318,460	1,059,034
Advance ticket sales	2,516,521	1,561,336
Total current liabilities	5,054,851	3,730,432
Long-term debt	12,630,402	11,569,700
Other long-term liabilities	803,850	997,055
Total liabilities	18,489,103	16,297,187
Commitments and contingencies (Note 13)
Shareholders’ equity:
Ordinary shares, $0.001 par value; 980,000,000 shares authorized; and 421,413,565 shares issued and outstanding at December 31, 2022 and 416,891,915 shares issued and outstanding at December 31, 2021	421	417
Additional paid-in capital	7,611,564	7,513,725
Accumulated other comprehensive income (loss)	(477,079)	(285,086)
Accumulated deficit	(7,066,315)	(4,796,406)
Total shareholders’ equity	68,591	2,432,650
Total liabilities and shareholders’ equity	$18,557,694	$18,729,837

The accompanying notes are an integral part of these consolidated financial statements.

Norwegian Cruise Line Holdings Ltd.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2022	2021	2020
Cash flows from operating activities
Net loss	$(2,269,909)	$(4,506,587)	$(4,012,514)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization expense	810,053	758,604	739,619
Impairment loss	—	—	1,607,797
Deferred income taxes, net	(1,237)	78	12,765
(Gain) loss on derivatives	8,618	(39,842)	(8,501)
Loss on extinguishment of debt	188,799	1,399,816	10,480
Provision for bad debts and inventory obsolescence	13,609	19,284	31,756
Gain on involuntary conversion of assets	(2,300)	(9,486)	(1,496)
Share-based compensation expense	113,563	124,077	111,297
Payment-in-kind interest premium	—	—	19,349
Net foreign currency adjustments	(10,795)	(9,865)	8,584
Changes in operating assets and liabilities:
Accounts receivable, net	828,661	(1,159,998)	30,797
Inventories	(33,609)	(37,481)	10,555
Prepaid expenses and other assets	(601,080)	24,004	(89,528)
Accounts payable	(16,196)	152,026	(21,419)
Accrued expenses and other liabilities	252,896	295,451	(193,938)
Advance ticket sales	928,947	521,910	(811,846)
Net cash provided by (used in) operating activities	210,020	(2,468,009)	(2,556,243)
Cash flows from investing activities
Additions to property and equipment, net	(1,783,857)	(752,843)	(946,545)
Purchases of short-term investments	—	(1,010,000)	—
Proceeds from maturities of short-term investments	240,000	770,000	—
Cash paid on settlement of derivatives	(224,137)	(23,496)	(31,520)
Other, net	12,090	12,295	2,703
Net cash used in investing activities	(1,755,904)	(1,004,044)	(975,362)
Cash flows from financing activities
Repayments of long-term debt	(1,770,172)	(2,113,063)	(892,481)
Proceeds from long-term debt	3,003,003	2,601,317	6,075,090
Common share issuance proceeds, net	—	2,665,843	1,541,708
Proceeds from employee related plans	5,267	3,141	5,557
Net share settlement of restricted share units	(20,987)	(16,687)	(15,407)
Early redemption premium	(172,012)	(1,354,882)	(1,376)
Deferred financing fees	(58,875)	(107,451)	(133,880)
Net cash provided by financing activities	986,224	1,678,218	6,579,211
Net increase (decrease) in cash and cash equivalents	(559,660)	(1,793,835)	3,047,606
Cash and cash equivalents at beginning of period	1,506,647	3,300,482	252,876
Cash and cash equivalents at end of period	$946,987	$1,506,647	$3,300,482

The accompanying notes are an integral part of these consolidated financial statements.

Norwegian Cruise Line Holdings Ltd.

Consolidated Statements of Changes in Shareholders’ Equity

(in thousands)

			Accumulated	Retained
		Additional	Other	Earnings		Total
	Ordinary	Paid-in	Comprehensive	(Accumulated	Treasury	Shareholders’
	Shares	Capital	Income (Loss)	Deficit)	Shares	Equity
Balance, December 31, 2019	$237	4,235,690	$(295,490)	$3,829,068	$(1,253,926)	$6,515,579
Share-based compensation	—	111,297	—	—	—	111,297
Issuance of shares under employee related plans	2	5,555	—	—	—	5,557
Common share issuance proceeds, net	77	401,631	—	(113,926)	1,253,926	1,541,708
Net share settlement of restricted share units	—	(15,407)	—	—	—	(15,407)
Cumulative change in accounting policy	—	—	—	1,923	—	1,923
Beneficial conversion feature	—	131,240	—	—	—	131,240
Payment-in-kind premium	—	19,349	—	—	—	19,349
Other comprehensive income, net	—	—	55,373	—	—	55,373
Net loss	—	—	—	(4,012,514)	—	(4,012,514)
Balance, December 31, 2020	316	4,889,355	(240,117)	(295,449)	—	4,354,105
Share-based compensation	—	124,077	—	—	—	124,077
Issuance of shares under employee related plans	—	3,141	—	—	—	3,141
Common share issuance proceeds, net	101	2,665,434	—	—	—	2,665,535
Net share settlement of restricted share units	—	(16,687)	—	—	—	(16,687)
Cumulative change in accounting policy	—	(131,240)	—	5,630	—	(125,610)
Other	—	(20,355)	—	—	—	(20,355)
Other comprehensive loss, net	—	—	(44,969)	—	—	(44,969)
Net loss	—	—	—	(4,506,587)	—	(4,506,587)
Balance, December 31, 2021	417	7,513,725	(285,086)	(4,796,406)	—	2,432,650
Share-based compensation	—	113,563	—	—	—	113,563
Issuance of shares under employee related plans	4	5,263	—	—	—	5,267
Net share settlement of restricted share units	—	(20,987)	—	—	—	(20,987)
Other comprehensive loss, net	—	—	(191,993)	—	—	(191,993)
Net loss	—	—	—	(2,269,909)	—	(2,269,909)
Balance, December 31, 2022	$421	$7,611,564	$(477,079)	$(7,066,315)	$—	$68,591

The accompanying notes are an integral part of these consolidated financial statements.

Norwegian Cruise Line Holdings Ltd.

Notes to the Consolidated Financial Statements

1.	Description of Business

We are a leading global cruise company which operates the Norwegian Cruise Line, Oceania Cruises and Regent Seven Seas Cruises brands. Due to COVID-19, we temporarily suspended all global cruise voyages from March 2020 until July 2021, when we resumed cruise voyages on a limited basis. In early May 2022, we completed the phased relaunch of our entire fleet with all ships now in operation with guests on board. We refer you to Note 2 – “Summary of Significant Accounting Policies” for further information.

As of December 31, 2022, we had 29 ships with approximately 62,000 Berths and had orders for eight additional ships currently scheduled to be delivered. We have converted some double occupancy cabins to studio cabins and we expect to convert approximately 900 additional cabins in early 2023. Additionally, in February 2023, we amended the delivery dates of the last two Prima Class Ships to 2027 and 2028. These ships will be lengthened and re-configured to accommodate the use of methanol as an alternative fuel source in the future. While additional modifications will be needed in the future to fully enable the use of methanol in addition to traditional marine fuel, this reinforces our commitment to reduce greenhouse gas emissions.

We have five Prima Class Ships on order with currently scheduled delivery dates from 2023 through 2028. We have one Explorer Class Ship on order for delivery in 2023. We have two Allura Class Ships on order for delivery in 2023 and 2025. The addition of these eight ships to our fleet will increase our total Berths to approximately 82,000.

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

Significant events affecting travel typically have an impact on demand for cruise vacations, with the full extent of the impact determined by the length of time the event influences travel decisions. The level of occupancy on our ships will depend on a number of factors including, but not limited to, further resurgences of COVID-19 or the emergence of other public health crises and any related governmental regulations and new health and safety protocols, port availability, travel restrictions, bans and advisories, and our ability to staff our ships. In addition, as a result of conditions associated with the COVID-19 pandemic and other global events, such as Russia’s ongoing invasion of Ukraine and actions taken by the United States and other governments in response to the invasion, the global economy, including the financial and credit markets, has experienced significant volatility and disruptions, including increases in inflation rates, fuel prices, and interest rates. These conditions have resulted, and may continue to result, in increased expenses and may also impact travel or consumer discretionary spending. We believe the ongoing effects of the foregoing factors and events on our operations and global bookings have had, and will continue to have, a significant impact on our financial results and liquidity.

The estimation of our future cash flow projections includes numerous assumptions that are subject to various risks and uncertainties. Our principal assumptions for future cash flow projections include:

●	Expected gradual return to historical occupancy levels;
●	Expected increase in revenue per passenger cruise day through a combination of both passenger ticket and onboard revenue as compared to 2019;

●	Forecasted cash collections in accordance with the terms of our credit card processing agreements (see Note 13 - “Commitments and Contingencies”); and
●	Expected sustained higher fuel prices and the impact of inflation.

Our projected liquidity requirements also reflect our principal assumptions surrounding ongoing operating costs, as well as liquidity requirements for financing costs and necessary capital expenditures. We cannot make assurances that our assumptions used to estimate our liquidity requirements will not change materially due to the dynamic nature of the current economic landscape. Accordingly, the full effect of the COVID-19 pandemic and other global events impacting macroeconomic conditions and travel and consumer discretionary spending, including Russia’s ongoing invasion of Ukraine, on our financial performance and financial condition cannot be quantified at this time. We have made reasonable estimates and judgments of the impact of these events within our financial statements; however, there may be material changes to those estimates in future periods. We have taken actions to improve our liquidity, including completing various capital market and financing transactions and making capital expenditure and operating expense reductions, and we expect to continue to pursue further opportunities to improve our liquidity.

Based on these actions and assumptions as discussed above, and considering our cash and cash equivalents of $0.9 billion and the impact of our $1 billion undrawn commitment less related fees as of December 31, 2022 and the impact of our various capital market and financing transactions in 2023 (see Note 8 – “Long-Term Debt”), we have concluded that we have sufficient liquidity to satisfy our obligations for at least the next twelve months.

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

Accounts Receivable, Net

Accounts receivable are shown net of an allowance for credit losses of $14.0 million and $28.7 million as of December 31, 2022 and 2021, respectively. Accounts receivable, net includes $118.4 million and $1.1 billion due from credit card processors within 12 months as of December 31, 2022 and 2021, respectively.

Inventories

Inventories mainly consist of provisions, supplies and fuel and are carried at the lower of cost or net realizable value using the first-in, first-out method of accounting.

Advertising Costs

Advertising costs are expensed as incurred. Expenses related to advertising costs totaled $577.8 million, $300.3 million and $216.5 million for the years ended December 31, 2022, 2021 and 2020, respectively.

Earnings Per Share

Basic earnings per share is computed by dividing net income by the basic weighted-average number of shares outstanding during each period. Diluted earnings per share is computed by dividing net income by diluted weighted-average shares outstanding.

A reconciliation between basic and diluted earnings per share was as follows (in thousands, except share and per share data):

	Year Ended December 31,
	2022	2021	2020
Net loss	$(2,269,909)	$(4,506,587)	$(4,012,514)
Basic weighted-average shares outstanding	419,773,195	365,449,967	254,728,932
Dilutive effect of share awards	—	—	—
Diluted weighted-average shares outstanding	419,773,195	365,449,967	254,728,932
Basic loss per share	$(5.41)	$(12.33)	$(15.75)
Diluted loss per share	$(5.41)	$(12.33)	$(15.75)

For the years ended December 31, 2022, 2021 and 2020, a total of 92.6 million, 102.1 million and 80.0 million shares, respectively, have been excluded from diluted weighted-average shares outstanding because the effect of including them would have been anti-dilutive.

Property and Equipment, Net

Property and equipment are recorded at cost. We determine the weighted average useful lives of our ships based primarily on our estimates of the costs and useful lives of the ships’ major component systems on the date of acquisition, such as cabins, main diesels, main electric, superstructure and hull, and their related proportional weighting to the ship as a whole. In the third quarter of 2022, the Company took delivery of Norwegian’s first Prima Class Ship. Based on the design, structure and technological advancements made to this new class of ship and the analysis of its major components, which is generally performed upon the introduction of a new class of ship, we have assigned the Prima Class Ships a weighted-average useful life of 35 years. A residual value of 10% was established based on our long-term estimates of the expected remaining future benefit at the end of the ships’ weighted average useful lives. Ship improvement costs that we believe add value to our ships are capitalized to the ship and depreciated over the shorter of the improvements’ estimated useful lives or the remaining useful life of the ship while costs of repairs and maintenance, including Dry-dock costs, are charged to expense as incurred. During ship construction, certain interest is capitalized as a cost of the ship. Gains or losses on the sale of property and equipment are recorded as a component of operating income (expense) in our consolidated statements of operations. The useful lives of components of new ships and ship improvements are estimated based on the economic lives of the new components. In addition, to determine the useful lives of the major components of new ships and ship improvements, we consider the historical useful lives of similar assets, manufacturer recommended lives, planned maintenance programs and anticipated changes in technological conditions.

Depreciation is computed on a straight-line basis over the estimated useful lives of the assets, after a 10-15% reduction for the estimated residual values of ships as follows:

Useful Life
Ships	30‑35 years
Computer hardware and software	3‑10 years
Other property and equipment	3‑40 years
Leasehold improvements	Shorter of lease term or asset life
Ship improvements	Shorter of asset life or life of the ship

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

For our annual impairment evaluation, we performed a qualitative assessment for the Regent Seven Seas reporting unit and of each brand’s trade names. As part of our analysis, we performed an assessment of current factors compared to key assumptions impacting the quantitative tests performed in 2020. As of December 31, 2022, our annual review supports the carrying value of these assets.

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

Disaggregation of Revenue

Revenue and cash flows are affected by economic factors in various geographical regions.

Revenues by destination consisted of the following (in thousands):

	Year Ended December 31,
	2022	2021	2020
North America	$3,076,788	$424,377	$960,258
Europe	1,557,308	211,767	27,602
Asia-Pacific	115,438	6,186	152,976
Other	94,226	5,656	139,072
Total revenue	$4,843,760	$647,986	$1,279,908

Segment Reporting

We have concluded that our business has a single reportable segment. Each brand, Norwegian, Oceania Cruises and Regent, constitutes a business for which discrete financial information is available and management regularly reviews the brand level operating results, and therefore, each brand is considered an operating segment. Our operating segments have similar economic and qualitative characteristics, including similar long-term margins and similar products and services; therefore, we aggregate all of the operating segments into one reportable segment.

Although we sell cruises on an international basis, our passenger ticket revenue is primarily attributed to U.S.-sourced guests who make reservations through the U.S. Revenue attributable to U.S.-sourced guests was 85%, 87% and 83% for the years ended December 31, 2022, 2021 and 2020, respectively. No other individual country’s revenues exceeded 10% in any of our last three years.

Substantially all of our long-lived assets are located outside of the U.S. and consist primarily of our ships. We had 20 ships with Bahamas registry with a carrying value of $10.6 billion as of December 31, 2022 and 19 ships with Bahamas registry with a carrying value of $9.7 billion as of December 31, 2021. We had eight ships with Marshall Islands registry with a carrying value of $2.3 billion as of December 31, 2022 and 2021. We also had one ship with U.S. registry with a carrying value of $0.3 billion as of December 31, 2022 and 2021.

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

Foreign Currency

The majority of our transactions are settled in U.S. dollars. We remeasure assets and liabilities denominated in foreign currencies at exchange rates in effect at the balance sheet date. The resulting gains or losses are recognized in our consolidated statements of operations within other income (expense), net. We recognized a gain of $55.8 million, a gain of $20.9 million and a loss of $15.9 million for the years ended December 31, 2022, 2021 and 2020, respectively, related to remeasurement of assets and liabilities denominated in foreign currencies. Remeasurements of foreign currency related to operating activities are recognized within changes in operating assets and liabilities in the consolidated statement of cash flows.

Derivative Instruments and Hedging Activity

We enter into derivative contracts to reduce our exposure to fluctuations in foreign currency exchange rates, interest rates and fuel prices. The criteria used to determine whether a transaction qualifies for hedge accounting treatment includes qualitative assessments or regression analysis and high effectiveness is achieved when a statistically valid relationship reflects a high degree of offset and correlation between the derivative and the hedged forecasted transaction. As the derivative is marked to fair value, we elected an accounting policy to net the fair value of our derivatives when a master netting arrangement exists with our counterparties.

A derivative instrument that hedges a forecasted transaction or the variability of cash flows related to a recognized asset or liability may be designated as a cash flow hedge. Changes in fair value of derivative instruments that are designated as cash flow hedges are recorded as a component of accumulated other comprehensive income (loss) until the underlying hedged transactions are recognized in earnings. To the extent that an instrument is not effective as a hedge or is no longer probable of occurring, gains and losses are recognized in other income (expense), net in our consolidated statements of operations. Realized gains and losses related to our effective hedges are recognized in the same line item as the underlying hedged transactions. For presentation in our consolidated statements of cash flows, we have elected to classify the cash flows from our cash flow hedges in the same category as the cash flows from the items being hedged.

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

Recently Issued Accounting Guidance

In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”), which provided guidance to alleviate the burden in accounting for reference rate reform by allowing certain expedients and exceptions in applying GAAP to contracts, hedging relationships and other transactions impacted by reference rate reform. The provisions apply only to those transactions that reference LIBOR or another reference rate expected to be discontinued due to reference rate reform. Adoption of the provisions of ASU 2020-04 are optional and are effective from March 12, 2020 through December 31, 2024, as deferred by ASU No. 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848. As of December 31, 2022, we have not completed any contract amendments within the scope of ASU 2020-04 or adopted any expedients or exceptions. We will continue to evaluate the impact of ASU 2020-04 on our consolidated financial statements.

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

During the voyage, we generate onboard and other revenue for additional products and services which are not included in the cruise fare, including casino operations, certain food and beverage, gift shop purchases, spa services, Wi-Fi services and other similar items. Food and beverage, casino operations and shore excursions are generally managed directly by us while retail shops, spa services, art auctions and internet services may be managed through contracts with third-party concessionaires. These contracts generally entitle us to a percentage of the gross sales derived from these concessions, which is recognized on a net basis. While some onboard goods and services may be prepaid prior to the voyage, we utilize point-of-sale systems for discrete purchases made onboard. Certain of our product offerings are bundled and we allocate the value of the bundled goods and services between passenger ticket revenue and onboard and other revenue based upon the relative standalone selling prices of those goods and services.

Timing of Satisfaction of Performance Obligations and Significant Payment Terms

The payment terms and cancellation policies vary by brand, stateroom category, length of voyage, and country of purchase. A deposit for a future booking is required at or soon after the time of booking. Final payment is generally due between 120 days and 180 days before the voyage. Deposits on advance ticket sales are deferred when received and include amounts that are refundable. Deferred amounts are subsequently recognized as revenue ratably during the voyage sailing days as services are rendered over time on the ship. Deposits are generally cancellable and refundable prior to sailing, but may be subject to penalties, depending on the timing of cancellation. Historically, the inception of substantive cancellation penalties generally coincided with the dates that final payment is due, and penalties generally increased as the voyage sail date approaches. We have launched cancellation policies for certain sailings booked during certain time periods to permit certain guests to cancel cruises which were not part of a temporary suspension of voyages up to 15 days prior to embarkation for cruises embarking prior to December 31, 2022 or in the event of a positive COVID-19 test and receive a refund in the form of a credit to be applied toward a future cruise. Cancellation fees are recognized in passenger ticket revenue in the month of the cancellation.

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

Contract Balances

Receivables from customers are included within accounts receivable, net. As of December 31, 2022, our receivables from customers were $94.2 million, primarily related to in-transit credit card receivables.

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

As of December 31, 2022, our contract liabilities were $1.7 billion. Of the amounts included within contract liabilities as of December 31, 2022, approximately 40% were refundable in accordance with our cancellation policies. Of the deposits included within advance ticket sales, the majority are refundable in accordance with our cancellation policies and it is uncertain to what extent guests may request refunds. Refunds payable to guests are included in accounts payable. As of December 31, 2021, our contract liabilities were $161.8 million. Approximately $124.4 million of the December 31, 2021 contract liability balance has been recognized in revenue for the year ended December 31, 2022. The revenue recognized in the years ended December 31, 2021 and 2020 that was included in contract liabilities as of the beginning of each respective period was $2.2 million and $0.9 billion, respectively.

Our cruise voyages were completely suspended from March 2020 until July 2021 due to the COVID-19 pandemic and our resumption of cruise voyages was phased in gradually as described under “—Liquidity and Management’s Plan” above. As a result of our return to service as well as our cancellation policies returning to our standard terms, there has been an increase in the contract liability balance as of December 31, 2022. The addition of new ships also increases the contract liability balances prior to a new ship’s delivery as staterooms are made available for reservation prior to the inaugural cruise. In 2023, three new ships are expected to be delivered.

Practical Expedients and Exemptions

We do not disclose information about remaining performance obligations that have original expected durations of one year or less. We recognize revenue in an amount that corresponds directly with the value to the customer of our performance completed to date. Variable consideration, which will be determined based on a future rate and passenger count, is excluded from the disclosure and these amounts are not material. These variable non-disclosed contractual amounts relate to non-cancelable charter agreements and a service concession arrangement with a certain port, both of which are long-term in nature. Amounts that are fixed in nature due to the application of minimum guarantees are also not material and are not disclosed.

Contract Costs

Management generally expects that incremental commissions and credit card fees paid as a result of obtaining ticket contracts are recoverable; therefore, we recognize these amounts as assets when they are paid prior to the voyage. Costs of air tickets, port taxes and other fees that fulfill future performance obligations are also considered recoverable and are recorded as assets. Costs incurred to obtain customers were $184.0 million and $97.8 million as of December 31, 2022 and 2021, respectively. Costs to fulfill contracts with customers were $125.9 million and $17.4 million as of December 31, 2022 and 2021, respectively. Both costs to obtain and fulfill contracts with customers are recognized within prepaid expenses and other assets. Incremental commissions, credit card fees, air ticket costs, and port taxes and fees are recognized ratably over the voyage sailing dates, concurrent with associated revenue, and are primarily in commissions, transportation and other expense.

For cruise vacations that had been cancelled by us due to COVID-19, approximately $0.3 million, $36.3 million and $171.5 million in costs to obtain these contracts, consisting of protected commissions, including those paid to employees, and credit card fees, were recognized in earnings during the year ended December 31, 2022, 2021 and 2020, respectively.

4.	Goodwill and Trade Names

Goodwill and trade names are not subject to amortization. As of December 31, 2022 and 2021, the carrying values were $98.1 million for goodwill and $500.5 million for trade names. We evaluate goodwill and trade names for impairment annually or more frequently when an event occurs or circumstances change that indicates the carrying value of a reporting unit may not be recoverable. The changes in the carrying amount of goodwill are as follows (in thousands):

Total
Goodwill
Accumulated impairment loss	$(1,290,797)
Balance, December 31, 2021	98,134
Impairment loss	—
Balance, December 31, 2022	$98,134

For the year ended December 31, 2020, we impaired our trade names for Oceania Cruises and Regent Seven Seas Cruises by $170.0 million and $147.0 million, respectively. Following these impairments, the carrying value of our trade names was $500.5 million, which consists of $207.5 million for Norwegian Cruise Line, $140.0 million for Oceania Cruises and $153.0 million for Regent Seven Seas Cruises.

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

The components of lease expense were as follows (in thousands):

	Year Ended	Year Ended	Year Ended
	December 31, 2022	December 31, 2021	December 31, 2020
Operating lease expense	$47,558	$17,534	$19,406
Variable lease expense	29,886	12,414	9,705
Short-term lease expense	38,476	6,421	11,076

Lease balances were as follows (in thousands):

	Balance Sheet location	December 31, 2022	December 31, 2021
Operating leases
Right-of-use assets	Other long-term assets	$707,086	$794,187
Current operating lease liabilities	Accrued expenses and other liabilities	39,689	34,407
Non-current operating lease liabilities	Other long-term liabilities	588,064	670,688

Supplemental cash flow and non-cash information related to leases was as follows (in thousands):

	Year Ended	Year Ended	Year Ended
	December 31, 2022	December 31, 2021	December 31, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$47,828	$31,385	$70,555

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	(76,173)	506,761	823

The right-of-use assets obtained in exchange for lease obligations for the year ended December 31, 2022 decreased primarily related to a modification of a port facility agreement.

Other supplemental information related to leases was as follows:

	Year Ended	Year Ended	Year Ended
	December 31, 2022	December 31, 2021	December 31, 2020
Weighted average remaining lease term (years) - operating leases	22.90	24.28	7.36
Weighted average discount rate - operating leases	7.33%	5.41%	3.96%

As of December 31, 2022, maturities of lease liabilities were as follows (in thousands):

Operating
leases
2023	$80,239
2024	69,638
2025	66,855
2026	67,059
2027	66,359
Thereafter	1,013,732
Total	1,363,882
Less: Present value discount	(736,129)
Present value of lease liabilities	$627,753

Sales-Type Lease

We have one sales-type lease for constructed land-based transportation equipment and infrastructure. The term of the lease is 20 years. At the end of the lease term, the assets shall be conveyed to the lessee. As of December 31, 2022, the lease receivable is $43.5 million and is recognized within accounts receivable, net and other long-term assets. The maturities of the lease receivable as of December 31, 2022 were as follows (in thousands):

Sales-type
lease
2023	$3,720
2024	2,481
2025	2,481
2026	2,481
2027	2,481
Thereafter	29,856
Total	$43,500

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

Leases That Have Not Yet Commenced

We have one agreement related to our rights to use a port facility which is under construction. The lease term for this agreement has not commenced as of December 31, 2022. Although we may have provided design input or advances related to these assets, we have determined that we do not control the assets during the period of construction. The lease is expected to commence in 2024. This port facility has undiscounted minimum annual guarantees of approximately $141.1 million of passenger fees.

6.	Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) was as follows (in thousands):

	Year Ended December 31, 2022
				Change
	Accumulated	Change		Related to
	Other	Related to		Shipboard
	Comprehensive	Cash Flow		Retirement
	Income (Loss)	Hedges		Plan
Accumulated other comprehensive income (loss) at beginning of period	$(285,086)	$(279,696)		$(5,390)
Current period other comprehensive income (loss) before reclassifications	(95,506)	(104,017)		8,511
Amounts reclassified into earnings	(96,487)	(96,865)	(1)	378	(2)
Accumulated other comprehensive income (loss) at end of period	$(477,079)	$(480,578)	(3)	$3,499

	Year Ended December 31, 2021
				Change
	Accumulated	Change		Related to
	Other	Related to		Shipboard
	Comprehensive	Cash Flow		Retirement
	Income (Loss)	Hedges		Plan
Accumulated other comprehensive income (loss) at beginning of period	$(240,117)	$(234,334)		$(5,783)
Current period other comprehensive loss before reclassifications	(110,379)	(110,379)		—
Amounts reclassified into earnings	65,410	65,017	(1)	393	(2)
Accumulated other comprehensive income (loss) at end of period	$(285,086)	$(279,696)		$(5,390)

	Year Ended December 31, 2020
				Change
	Accumulated	Change		Related to
	Other	Related to		Shipboard
	Comprehensive	Cash Flow		Retirement
	Income (Loss)	Hedges		Plan
Accumulated other comprehensive income (loss) at beginning of period	$(295,490)	$(289,362)		$(6,128)
Current period other comprehensive loss before reclassifications	(51,704)	(51,642)		(62)
Amounts reclassified into earnings	107,077	106,670	(1)	407	(2)
Accumulated other comprehensive income (loss) at end of period	$(240,117)	$(234,334)		$(5,783)
(1)	We refer you to Note 10 – “Fair Value Measurements and Derivatives” in these notes to consolidated financial statements for the affected line items in the consolidated statements of operations.
(2)	Amortization of prior-service cost and actuarial loss reclassified to other income (expense), net.
(3)	Includes $28.7 million of gain expected to be reclassified into earnings in the next 12 months.

7.	Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	December 31,
	2022	2021
Ships	$15,751,860	$14,488,539
Ship improvements	2,718,818	2,444,910
Ships under construction	871,813	833,973
Land and land improvements	58,370	58,370
Other	880,056	767,819
	20,280,917	18,593,611
Less: accumulated depreciation	(5,764,551)	(5,064,805)
Property and equipment, net	$14,516,366	$13,528,806

The increase in ships was primarily due to the addition of Norwegian Prima. The Company capitalized approximately $300.7 million of costs associated with ship improvements during the year ended December 31, 2022. Repairs and maintenance expenses including Dry-dock expenses were $223.5 million, $199.7 million and $129.9 million for the years ended December 31, 2022, 2021 and 2020, respectively, and were recorded within other cruise operating expense.

Ships under construction include progress payments to the shipyard, planning and design fees and other associated costs. Capitalized interest costs which were primarily associated with the construction or revitalization of ships amounted to $58.4 million, $43.6 million and $25.2 million for the years ended December 31, 2022, 2021 and 2020, respectively.

8.	Long-Term Debt

Long-term debt consisted of the following:

	Interest Rate			Balance
	December 31,		Maturities	December 31,
	2022	2021	Through	2022	2021

				(in thousands)

$875.0 million senior secured Revolving Loan Facility	6.45%	2.10%	2025	$875,000	$875,000
Term Loan A Facility	6.80%	2.07%	2025	1,447,851	1,508,025
$862.5 million 6.000% exchangeable notes	6.00%	6.00%	2024	144,608	143,193
$450.0 million 5.375% exchangeable notes	5.38%	5.38%	2025	443,688	441,475
$1,150.0 million 1.125% exchangeable notes	1.13%	1.13%	2027	1,126,543	1,121,052
$473.2 million 2.50% exchangeable notes	2.50%	—	2027	462,991	—
$1,000.0 million 5.875% senior secured notes	5.88%	—	2027	987,522	—
$600.0 million 7.75% senior unsecured notes	7.75%	—	2029	592,266	—
$675.0 million 12.25% senior secured notes (1)	—	12.25%	2024	—	427,164
$750.0 million 10.25% senior secured notes	—	10.25%	2026	—	481,834
$525.0 million 6.125% senior unsecured notes	6.13%	6.13%	2028	519,314	518,229
$1,425.0 million 5.875% senior unsecured notes	5.88%	5.88%	2026	1,413,053	1,409,336
$565.0 million 3.625% senior unsecured notes	3.63%	3.63%	2024	562,517	561,248
€529.8 million Breakaway one loan (2)	5.53%	1.12%	2026	224,808	308,585
€529.8 million Breakaway two loan (2)	4.25%	3.47%	2027	302,280	344,436
€590.5 million Breakaway three loan (2)	3.75%	2.65%	2027	393,341	483,109
€729.9 million Breakaway four loan (2)	3.62%	2.71%	2029	537,542	636,868
€710.8 million Seahawk 1 term loan (2)	4.25%	3.44%	2030	600,504	699,131
€748.7 million Seahawk 2 term loan (2)	4.24%	3.50%	2031	757,265	863,891
Leonardo newbuild one loan	2.68%	2.68%	2034	1,043,850	256,179
Leonardo newbuild two loan	2.77%	2.77%	2035	259,315	193,455
Leonardo newbuild three loan	1.22%	1.22%	2036	40,765	43,298
Leonardo newbuild four loan	1.31%	1.31%	2037	40,765	43,298
Splendor newbuild loan	3.36%	2.88%	2032	383,085	405,937
Explorer newbuild loan	4.44%	3.40%	2028	210,634	254,548
Marina newbuild loan	4.41%	1.07%	2027	101,194	134,737
Riviera newbuild loan	5.78%	1.01%	2026	135,290	202,888
Term loan - newbuild related	—	4.50%	2022	—	68,220
Finance lease and license obligations	Various	Various	2028	15,539	21,454
Total debt				13,621,530	12,446,590
Less: current portion of long-term debt				(991,128)	(876,890)
Total long-term debt				$12,630,402	$11,569,700
(1)	Includes an original issue discount of $2.9 million as of December 31, 2021.
(2)	Currently U.S. dollar-denominated.

2022 Transactions

In February 2022, NCLC conducted a private offering (the “Notes Offering”) of $1,000 million in aggregate principal amount of 5.875% senior secured notes due 2027 (the “2027 Secured Notes”) and $600 million in aggregate principal amount of 7.750% senior notes due 2029 (the “2029 Unsecured Notes”).

The 2027 Secured Notes are jointly and severally guaranteed on a senior secured basis by Pride of Hawaii, LLC, Norwegian Epic, Ltd. and Sirena Acquisition. The 2027 Secured Notes and the related guarantees are secured by a first-

priority interest in, among other things and subject to certain agreed security principles, three of our vessels, namely the Norwegian Jade vessel, the Norwegian Epic vessel and the Sirena vessel.

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

In February 2022, NCLC also conducted a private offering (the “Exchangeable Notes Offering”) of $473.2 million in aggregate principal amount of 2.5% exchangeable senior notes due February 15, 2027 (the “2027 2.5% Exchangeable Notes”). The 2027 2.5% Exchangeable Notes are guaranteed by NCLH on a senior basis. At their option, holders may exchange their 2027 2.5% Exchangeable Notes for, at the election of NCLC, cash, ordinary shares of NCLH or a combination of cash and ordinary shares of NCLH, at any time prior to the close of business on the business day immediately preceding August 15, 2026, subject to the satisfaction of certain conditions and during certain periods, and on or after August 15, 2026 until the close of business on the business day immediately preceding the maturity date, regardless of whether such conditions have been met. If NCLC elects to satisfy its exchange obligation solely in ordinary shares or in a combination of ordinary shares and cash, upon exchange, the 2027 2.5% Exchangeable Notes will convert into redeemable preference shares of NCLC, which will be immediately and automatically exchanged, for each $1,000 principal amount of exchanged 2027 2.5% Exchangeable Notes, into a number of NCLH’s ordinary shares based on the exchange rate. The exchange rate initially will be 28.9765 ordinary shares per $1,000 principal amount of 2027 2.5% Exchangeable Notes (equivalent to an initial exchange price of approximately $34.51 per ordinary share). The maximum exchange rate is 44.1891 and reflects potential adjustments to the initial exchange rate, which would only be made in the event of certain make-whole fundamental changes or tax redemption events. The exchange rate referred to above is also subject to adjustment for any stock split, stock dividend or similar transaction. The 2027 2.5% Exchangeable Notes pay interest at 2.5% per annum, semiannually on February 15 and August 15 of each year, to holders of record at the close of business on the immediately preceding February 1 and August 1, respectively.

NCLC used the net proceeds from the Notes Offering and the Exchangeable Notes Offering to redeem (the “Redemption”) all of the outstanding 2024 Senior Secured Notes and 2026 Senior Secured Notes and to make scheduled principal payments on debt maturing in 2022, including, in each case, to pay any accrued and unpaid interest thereon, as well as related premiums, fees and expenses. Simultaneously with the Redemption, and pursuant to certain provisions contained in the indentures governing the 2026 Senior Unsecured Notes and the 2028 Senior Unsecured Notes, each of the guarantors party to such indentures were released from their obligations thereunder.

We had export credit financing in place for 80% of the contract price for Norwegian Prima, for which we took delivery in July 2022. The associated $1.1 billion term loan bears interest at a fixed rate of 2.68% with a maturity date of July 31, 2034. Principal and interest payments are payable semiannually.

In December 2022, NCLC entered into Amendment No. 4 to the Senior Secured Credit Facility. Amendment No. 4 extended the maturities for approximately $1.4 billion of NCLC’s operating credit facility by one year to January 2025. Pursuant to Amendment No. 4, the extending lenders elected to convert (i) $631.8 million of their term A-2 loans into a like principal amount of term A-3 loans, (ii) $68.0 million of their deferred term A-1 loans into a like principal amount of deferred term A-2 loans and (iii) $591.0 million of their revolving facility A commitments into a like amount of revolving facility C commitments. Additionally, certain existing lenders agreed to make new term A-3 loans in an aggregate amount of $148.7 million, the proceeds of which were used to fully repay the deferred term A loans, deferred term A-1 loans and term A loans and partially repay the term A-1 loans. The term A-3 loans, deferred term A-2 loans and revolving facility C commitments each shall constitute a separate tranche of loans and commitments and have a maturity date of January 2, 2025, subject to, if a one-time minimum liquidity threshold is not satisfied on September 16, 2024, a springing maturity date of September 16, 2024. The term A-3 loans and revolving facility C commitments will accrue interest depending on a total leverage ratio at a per annum rate based on the adjusted term SOFR rate plus a margin of between 2.25% and 1.00%. Deferred term A-2 loans will accrue interest at a per annum rate based on the adjusted term SOFR rate plus a margin of 2.75%. Amendment No. 4 also (i) replaced the LIBOR index rate with the Term SOFR Rate, (ii) modified certain financial covenants such that, following the covenant relief period ending on December 31, 2022, (A) the allowable ratio of total net funded debt to total capitalization shall be greater than previously permitted, (B) free liquidity shall be required to be greater than or equal to $250,000,000 at any time and (C) the ratio of EBITDA to consolidated debt service shall be required to be greater than or equal to 1.25 to 1.00 unless free liquidity is greater than $300,000,000 and (iii) increased certain of the baskets applicable to our ability to incur debt.

Also in December 2022, all of NCLC’s export-credit backed facilities were amended to conform the financial covenants with the Senior Secured Credit Facility.

The refinancings and amendments described above resulted in aggregate losses on extinguishment of $188.8 million and modification expenses of $4.6 million for the year ended December 31, 2022, which are recognized in interest expense, net.

2023 Transactions

In February 2023, NCLC issued $600.0 million aggregate principal amount of 8.375% senior secured notes due 2028 (the “2028 Senior Secured Notes”). The 2028 Senior Secured Notes are jointly and severally secured by first-priority interests in, among other things and subject to certain agreed security principles, thirteen of our vessels that also secure the Senior Secured Credit Facility. The 2028 Senior Secured Notes are guaranteed by our subsidiaries that own the vessels that secure the 2028 Senior Secured Notes. NCLC may redeem the 2028 Senior Secured Notes at its option, in whole or in part, at any time and from time to time prior to February 1, 2025, at a “make-whole” redemption price, plus accrued and unpaid interest and additional amounts, if any, to, but excluding, the redemption date. NCLC may redeem the 2028 Senior Secured Notes at its option, in whole or in part, at any time and from time to time on or after February 1, 2025, at the redemption prices set forth in the indenture governing the 2028 Senior Secured Notes plus accrued and unpaid interest and additional amounts, if any, to, but excluding, the redemption date. At any time and from time to time prior to February 1, 2025, NCLC may choose to redeem up to 40% of the aggregate principal amount of the 2028 Senior Secured Notes with the net proceeds of certain equity offerings, subject to certain restrictions, at a redemption price equal to 108.375% of the principal amount of the 2028 Senior Secured Notes redeemed plus accrued and unpaid interest to, but excluding, the redemption date, so long as at least 60% of the aggregate principal amount of the 2028 Senior Secured Notes issued remains outstanding following such redemption. The 2028 Senior Secured Notes pay interest at 8.375% per annum, semiannually on February 1 and August 1 of each year, to holders of record at the close of business on the immediately preceding January 15 and July 15, respectively.

The proceeds from the 2028 Senior Secured Notes were used to repay the loans outstanding under our Term Loan A Facility that otherwise would have become due in January 2024, including to pay any accrued and unpaid interest thereon, as well as related premiums, fees and expenses. As a result, all of the remaining term loans outstanding under our Term Loan A Facility will mature in January 2025, subject to the springing maturity described above.

The indenture governing the 2028 Senior Secured Notes includes requirements that, among other things and subject to a number of qualifications and exceptions, restrict the ability of NCLC and its restricted subsidiaries, as applicable, to (i) incur or guarantee additional indebtedness; (ii) pay dividends or distributions on, or redeem or repurchase, equity interests and make other restricted payments; (iii) make investments; (iv) consummate certain asset sales; (v) engage in certain transactions with affiliates; (vi) grant or assume certain liens; and (vii) consolidate, merge or transfer all or substantially all of their assets.

In February 2023, a commitment of $82.5 million in aggregate principal amount was obtained from a new lender in connection with the Revolving Loan Facility. This commitment will be assigned from existing lenders extending certain revolving facility commitments coming due January 2024 by one year to January 2025. The terms of the commitment are described above regarding Amendment No. 4 to the Senior Secured Credit Facility.

In July 2022, NCLC entered into a $1 billion amended and restated commitment letter (the “commitment letter”) with the purchasers named therein (collectively, the “Commitment Parties”), which superseded a $1 billion commitment letter previously executed in November 2021. The commitment letter, among other things, extended the commitments thereunder through March 31, 2023. In February 2023, the Commitment Parties further amended the commitment letter (the “amended commitment letter”) to extend certain commitments thereunder through February 2024, with an option for NCLC to further extend such commitments through February 2025 at its election. Pursuant to the amended commitment letter, the Commitment Parties have agreed to purchase from NCLC an aggregate principal amount of up to $650 million of senior secured notes at NCLC’s option. NCLC has the option to make up to two draws, consisting of (i) $250 million of senior secured notes due 2028 that, if issued, will accrue interest at a rate of 11.00% per annum subject to a 1.00% increase or decrease based on certain market conditions at the time drawn (the “Class B Notes”) and (ii) $400 million aggregate principal amount of 8.00% senior secured notes due five years after the issue date (the “Backstop Notes”). The Class B Notes and the Backstop Notes are subject to a quarterly commitment fee of 0.75% for so long as the commitments with respect to Class B Notes or the Backstop Notes, as applicable, are outstanding, which fee will be increased to 1.00% if NCLC extends the commitments through February 2025 at its election. If drawn, the Class B Notes will be subject to an issue fee of 2.00%, and the Backstop Notes will be subject to a quarterly duration fee of 1.50%, as well as an issue fee of 3.00%.

In February 2023, in connection with the execution of the amended commitment letter, NCLC issued $250 million aggregate principal amount of 9.75% senior secured notes due 2028 (the “Class A Notes” and, collectively with the Class B Notes and the Backstop Notes, the “Notes”), subject to an issue fee of 2.00%. NCLC will use the net proceeds from the Class A Notes for general corporate purposes. NCLC may redeem the Class A Notes at its option, in whole or in part, at any time and from time to time prior to February 22, 2025, at a “make-whole” redemption price, plus accrued and unpaid interest and additional amounts, if any, to, but excluding, the redemption date. NCLC may redeem the Class A Notes at its option, in whole or in part, at any time and from time to time on or after February 22, 2025, at the redemption prices set forth in the indenture governing the Class A Notes, plus accrued and unpaid interest and additional amounts, if any, to, but excluding, the redemption date. The Class A Notes pay interest at 9.75% per annum, quarterly on February 15, May 15, August 15 and November 15 of each year, to holders of record at the close of business on the immediately preceding February 1, May 1, August 1 and November 1, respectively.

The Class A Notes are, and the Class B Notes and the Backstop Notes, if issued, will be, secured by first-priority interests in, among other things and subject to certain agreed security principles, shares of capital stock in certain guarantors, our material intellectual property and two islands that we use in the operations of our cruise business. The Class A Notes are, and the Class B Notes and the Backstop Notes, if issued, will be, guaranteed by our subsidiaries that own the property that secures the Notes as well as certain additional subsidiaries whose assets do not secure the Notes.

The indenture governing the Class A Notes includes requirements that, among other things and subject to a number of qualifications and exceptions, restrict the ability of NCLC and its restricted subsidiaries, as applicable, to (i) incur or guarantee additional indebtedness; (ii) pay dividends or distributions on, or redeem or repurchase, equity interests and make other restricted payments; (iii) make investments; (iv) consummate certain asset sales; (v) engage in certain transactions with affiliates; (vi) grant or assume certain liens; and (vii) consolidate, merge or transfer all or substantially all of their assets.

In February 2023, NCLC entered into a Backstop Agreement with MS, pursuant to which MS has agreed to provide backstop committed financing to refinance and/or repay in whole or in part amounts outstanding under the Senior Secured Credit Facility. Pursuant to the Backstop Agreement, we may, at our sole option, issue and sell to MS (subject to the satisfaction of certain conditions) five-year senior unsecured notes up to an aggregate principal amount sufficient to generate gross proceeds of $300 million at any time between October 4, 2023 and January 2, 2024.

Exchangeable Notes

In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40) Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which reduces the number of accounting models for convertible debt instruments and enhances transparency in disclosures. One model which was eliminated is the bifurcation of embedded conversion features that are not accounted for separately as derivatives. Each of the 2024 Exchangeable Notes, 2025 Exchangeable Notes, 2027 1.125% Exchangeable Notes and 2027 2.5% Exchangeable Notes contain conversion options that may be settled with NCLH’s ordinary shares. As the options are both indexed to and settled in our ordinary shares, they are not accounted for separately as derivatives. The Private Exchangeable Notes contained a beneficial conversion feature, which was recognized within additional paid-in capital with an offsetting discount to the carrying amount of the debt. The discount was amortized to interest expense through December 31, 2020. On January 1, 2021, we early adopted ASU 2020-06 using a modified retrospective approach. As a result, the $131.2 million beneficial conversion feature previously recognized was reclassified from additional paid-in capital to long-term debt, and the discount amortization of $5.6 million was adjusted through accumulated deficit.

As of December 31, 2022, NCLC had outstanding $146.6 million aggregate principal amount of 6.00% exchangeable senior notes due May 15, 2024 (the “2024 Exchangeable Notes”). The 2024 Exchangeable Notes are guaranteed by NCLH on a senior basis. Holders may exchange their 2024 Exchangeable Notes at their option into redeemable preference shares of NCLC. Upon exchange, the preference shares will be immediately and automatically exchanged, for each $1,000 principal amount of exchanged 2024 Exchangeable Notes, into a number of NCLH’s ordinary shares based on the exchange rate. The exchange rate will initially be 72.7273 ordinary shares per $1,000 principal amount of 2024 Exchangeable Notes (equivalent to an initial exchange price of approximately $13.75 per ordinary share). The maximum exchange rate is 89.4454 and reflects potential adjustments to the initial exchange rate, which would only be made in the event of certain make-whole fundamental changes or tax redemption events. The exchange rate referred to above is also subject to adjustment for any stock split, stock dividend or similar transaction. The 2024 Exchangeable Notes pay interest at 6.00% per annum, semiannually on May 15 and November 15 of each year, to holders of record at the close of business on the immediately preceding May 1 and November 1, respectively.

As of December 31, 2022, NCLC had outstanding $450.0 million aggregate principal amount of 5.375% exchangeable senior notes due August 1, 2025 (the “2025 Exchangeable Notes”). The 2025 Exchangeable Notes are guaranteed by NCLH on a senior basis. Holders may exchange their 2025 Exchangeable Notes at their option into redeemable preference shares of NCLC. Upon exchange, the preference shares will be immediately and automatically exchanged, for each $1,000 principal amount of exchanged 2025 Exchangeable Notes, into a number of NCLH’s ordinary shares based on the exchange rate. The exchange rate will initially be 53.3333 ordinary shares per $1,000 principal amount of 2025 Exchangeable Notes (equivalent to an initial exchange price of approximately $18.75 per ordinary share). The maximum exchange rate is 66.6666 and reflects potential adjustments to the initial exchange rate, which would only be made in the event of certain make-whole fundamental changes or tax redemption events. The exchange rate referred to above is also subject to adjustment for any stock split, stock dividend or similar transaction. The 2025 Exchangeable Notes pay interest at 5.375% per annum, semiannually on February 1 and August 1 of each year, to holders of record at the close of business on the immediately preceding January 15 and July 15, respectively.

As of December 31, 2022, NCLC had outstanding $1,150.0 million aggregate principal amount of 1.125% exchangeable senior notes due February 15, 2027 (the “2027 1.125% Exchangeable Notes”). The 2027 1.125% Exchangeable Notes

are guaranteed by NCLH on a senior basis. Holders may exchange their 2027 1.125% Exchangeable Notes at their option into redeemable preference shares of NCLC or cash, at the election of NCLC, at any time prior to the close of business on the business day immediately preceding August 15, 2026, subject to the satisfaction of certain conditions and during certain periods, and on or after August 15, 2026 until the close of business on the business day immediately preceding the maturity date, regardless of whether such conditions have been met. Upon exchange, the preference shares will be immediately and automatically exchanged, for each $1,000 principal amount of exchanged 2027 1.125% Exchangeable Notes, into a number of NCLH’s ordinary shares based on the exchange rate. The initial exchange rate is 29.6850 ordinary shares per $1,000 principal amount of 2027 1.125% Exchangeable Notes (equivalent to an initial exchange price of approximately $33.69 per ordinary share). The maximum exchange rate is 42.3012 and reflects potential adjustments to the initial exchange rate, which would only be made in the event of certain make-whole fundamental changes or tax redemption events. The exchange rate referred to above is also subject to adjustment for any stock split, stock dividend or similar transaction. The 2027 1.125% Exchangeable Notes pay interest at 1.125% per annum, semiannually on February 15 and August 15 of each year, to holders of record at the close of business on the immediately preceding February 1 and August 1, respectively.

The following is a summary of NCLC’s exchangeable notes as of December 31, 2022 (in thousands):

		Unamortized
	Principal	Deferred	Net Carrying	Fair Value
	Amount	Financing Fees	Amount	Amount	Leveling
2024 Exchangeable Notes	$146,601	$(1,993)	$144,608	$161,840	Level 2
2025 Exchangeable Notes	450,000	(6,312)	443,688	433,580	Level 2
2027 1.125% Exchangeable Notes	1,150,000	(23,457)	1,126,543	763,830	Level 2
2027 2.5% Exchangeable Notes	473,175	(10,184)	462,991	331,743	Level 2

The following is a summary of NCLC’s exchangeable notes as of December 31, 2021 (in thousands):

		Unamortized
	Principal	Deferred	Net Carrying	Fair Value
	Amount	Financing Fees	Amount	Amount	Leveling
2024 Exchangeable Notes	$146,601	$(3,408)	$143,193	$249,358	Level 2
2025 Exchangeable Notes	450,000	(8,525)	441,475	642,591	Level 2
2027 1.125% Exchangeable Notes	1,150,000	(28,948)	1,121,052	1,088,510	Level 2

The following provides a summary of the interest expense recognized related to the exchangeable notes (in thousands):

	Year Ended	Year Ended
	December 31, 2022	December 31, 2021
Coupon interest	55,759	77,591
Amortization of deferred financing fees	11,143	10,360
Total	$66,902	$87,951

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

Interest Expense

Interest expense, net for the year ended December 31, 2022 was $0.8 billion which included $59.3 million of amortization of deferred financing fees and an approximately $193.4 million loss on extinguishment and modification of debt. Interest expense, net for the year ended December 31, 2021 was $2.1 billion which included $54.4 million of amortization of deferred financing fees and a $1.4 billion loss on extinguishment of debt. Interest expense, net for the year ended December 31, 2020 was $482.3 million which included $42.2 million of amortization of deferred financing fees and a $27.8 million loss on extinguishment and modification of debt.

Debt Repayments

The following are scheduled principal repayments on our long-term debt including exchangeable notes which can be settled in shares and finance lease obligations as of December 31, 2022 for each of the next five years (in thousands):

Year	Amount
2023	$991,128
2024	2,513,382
2025	2,436,004
2026	2,049,850
2027	3,102,553
Thereafter	2,762,506
Total	$13,855,423

We had an accrued interest liability of $151.8 million and $112.9 million as of December 31, 2022 and 2021, respectively.

Debt Covenants

During the year ended December 31, 2022, we amended certain financial and other debt covenants, including the modification of our free liquidity requirements. As of December 31, 2022, taking into account such amendments, we were in compliance with all of our debt covenants. If we do not continue to remain in compliance with our covenants, we would have to seek additional amendments to or waivers of our covenants. However, no assurances can be made that such amendments or waivers would be approved by our lenders. Generally, if an event of default under any debt agreement occurs, then pursuant to cross default and/or cross acceleration clauses, substantially all of our outstanding debt and derivative contract payables could become due, and all debt and derivative contracts could be terminated, which would have a material adverse impact on our operations and liquidity.

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

Derivatives

We are exposed to market risk attributable to changes in interest rates, foreign currency exchange rates and fuel prices. We attempt to minimize these risks through a combination of our normal operating and financing activities and through the use of derivatives. We assess whether derivatives used in hedging transactions are “highly effective” in offsetting changes in the cash flow of our hedged forecasted transactions. We use qualitative assessments or regression analysis for hedge relationships and high effectiveness is achieved when a statistically valid relationship reflects a high degree of offset and correlation between the derivative and the hedged forecasted transaction. Cash flows from the derivatives are classified in the same category as the cash flows from the underlying hedged transaction. If it is determined that the hedged forecasted transaction is no longer probable of occurring, then the amount recognized in accumulated other comprehensive income (loss) is released to earnings. There are no amounts excluded from the assessment of hedge effectiveness, except when the hedged item is a contractually specified component, and there are no credit-risk-related contingent features in our derivative agreements. We monitor concentrations of credit risk associated with financial and other institutions with which we conduct significant business. Credit risk, including but not limited to counterparty non-performance under derivatives, is not considered significant, as we primarily conduct business with large, well-established financial institutions with which we have established relationships, and which have credit risks acceptable to us, or the credit risk is spread out among many creditors. We do not anticipate non-performance by any of our significant counterparties.

As of December 31, 2022, we had fuel swaps, which are used to mitigate the financial impact of volatility of fuel prices pertaining to approximately 455 thousand metric tons of our projected fuel purchases, maturing through December 31, 2023.

As of December 31, 2022, we had fuel swaps pertaining to approximately 14 thousand metric tons of our projected fuel purchases which were not designated as cash flow hedges maturing through December 31, 2023.

As of December 31, 2022, we had foreign currency forward contracts, matured foreign currency options and matured foreign currency collars which are used to mitigate the financial impact of volatility in foreign currency exchange rates related to our ship construction contracts denominated in euros. The notional amount of our foreign currency forward contracts was €1.6 billion, or $1.7 billion based on the euro/U.S. dollar exchange rate as of December 31, 2022.

The derivatives measured at fair value and the respective location in the consolidated balance sheets includes the following (in thousands):

		Assets		Liabilities
		December 31,	December 31,	December 31,	December 31,
	Balance Sheet Location	2022	2021	2022	2021
Derivative Contracts Designated as Hedging Instruments

Fuel contracts
	Prepaid expenses and other assets	$53,224	$29,349	$7,137	$—
	Other long-term assets	3,869	19,554	655	—
Foreign currency contracts
	Prepaid expenses and other assets	3,617	4,898	—	—
	Accrued expenses and other liabilities	4,386	—	177,746	98,592
	Other long-term liabilities	—	—	—	73,496
Interest rate contracts
	Accrued expenses and other liabilities	—	—	—	469
Total derivatives designated as hedging instruments		$65,096	$53,801	$185,538	$172,557

Derivative Contracts Not Designated as Hedging Instruments

Fuel contracts	Prepaid expenses and other assets	$84	$10,836	$348	$—
	Other long-term assets	—	3,476	191	—

Total derivatives not designated as hedging instruments		$84	$14,312	$539	$—
Total derivatives		$65,180	$68,113	$186,077	$172,557

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

The gross and net amounts recognized within assets and liabilities include the following (in thousands):

		Gross		Gross
	Gross	Amounts	Total Net	Amounts
December 31, 2022	Amounts	Offset	Amounts	Not Offset	Net Amounts
Assets	$60,794	$(8,331)	$52,463	$(3,617)	$48,846
Liabilities	177,746	(4,386)	173,360	(146,381)	26,979

		Gross		Gross
	Gross	Amounts	Total Net	Amounts
December 31, 2021	Amounts	Offset	Amounts	Not Offset	Net Amounts
Assets	$68,113	$—	$68,113	$(68,113)	$—
Liabilities	172,557	—	172,557	(172,557)	—

The effects of cash flow hedge accounting on accumulated other comprehensive income (loss) include the following (in thousands):

				Location of Gain
				(Loss) Reclassified
				from Accumulated	Amount of Gain (Loss) Reclassified
	Amount of Gain (Loss)			Other Comprehensive	from Accumulated Other
	Recognized in Other			Income (Loss) into	Comprehensive
Derivatives	Comprehensive Income			Income	Income (Loss) into Income
	Year Ended December 31,				Year Ended December 31,
	2022	2021	2020		2022	2021	2020
Fuel contracts	$106,994	$74,434	$(157,669)	Fuel	$104,250	$(41,080)	$(45,488)
Fuel contracts	—	—	—	Other income (expense), net	(293)	(12,002)	(49,653)
Foreign currency contracts	(211,011)	(185,067)	116,496	Depreciation and amortization	(7,052)	(5,067)	(4,929)
Interest rate contracts	—	254	(10,469)	Interest expense, net	(40)	(6,868)	(6,600)
Total gain (loss) recognized in other comprehensive income	$(104,017)	$(110,379)	$(51,642)		$96,865	$(65,017)	$(106,670)

The effects of cash flow hedge accounting on the consolidated statements of operations include the following (in thousands):

	Year Ended December 31, 2022
		Depreciation
		and	Interest	Other Income
	Fuel	Amortization	Expense, net	(Expense), net
Total amounts of income and expense line items presented in the consolidated statements of operations in which the effects of cash flow hedges are recorded	$686,825	$749,326	$801,512	$76,566

Amount of gain (loss) reclassified from accumulated other comprehensive income (loss) into income
Fuel contracts	104,250	—	—	—
Foreign currency contracts	—	(7,052)	—	—
Interest rate contracts	—	—	(40)	—

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
Fuel contracts	—	—	—	(49,653)

Amount of gain recognized in income as a result of failing effectiveness tests
Fuel contracts	—	—	—	5,507

The effects of derivatives not designated as hedging instruments on the consolidated statements of operations include the following (in thousands):

		Amount of Gain (Loss) Recognized in Income
		Year Ended December 31,
	Location of Gain (Loss)	2022	2021	2020
Derivatives not designated as hedging instruments
Fuel contracts	Other income (expense), net	$33,850	$65,507	$20,932
Foreign exchange contracts	Other income (expense), net	(15,055)	(77)	(76)

Long-Term Debt

As of December 31, 2022 and 2021, the fair value of our long-term debt, including the current portion, was $11.9 billion and $12.5 billion, respectively, which was $2.0 billion and $0.1 billion lower, respectively, than the carrying values, excluding deferred financing costs. The difference between the fair value and carrying value of our long-term debt is due to our fixed and variable rate debt obligations carrying interest rates that are above or below market rates at the measurement dates. The fair value of our long-term revolving and term loan facilities was calculated based on estimated rates for the same or similar instruments with similar terms and remaining maturities. The fair value of our exchangeable notes considers observable risk-free rates; credit spreads of the same or similar instruments; and share prices, tenors, and historical and implied volatilities which are sourced from observable market data. The inputs are considered to be Level 2 in the fair value hierarchy. Market risk associated with our long-term variable rate debt is the potential increase in interest expense from an increase in interest rates or from an increase in share values.

Non-Recurring Measurements of Non-Financial Assets

Goodwill and other indefinite-lived assets, principally tradenames, are reviewed for impairment on an annual basis or earlier if there is an event or change in circumstances that would indicate that the carrying value of these assets may not be fully recoverable.

We believe our estimates and judgments with respect to our long-lived assets, principally ships, and goodwill and other indefinite-lived intangible assets are reasonable. Nonetheless, if there was a material change in assumptions used in the determination of such fair values or if there is a material change in the conditions or circumstances that influence such assets, we could be required to record an impairment charge. We estimate fair value based on the best information available utilizing estimates, judgments and projections as necessary. As of December 31, 2022, our annual review supports the carrying value of these assets.

Other

The carrying amounts reported in the consolidated balance sheets of all other financial assets and liabilities approximate fair value.

11.	Employee Benefits and Share-Based Compensation

Amended and Restated 2013 Performance Incentive Plan

In January 2013, NCLH adopted the 2013 Performance Incentive Plan, which provided for the issuance of up to 15,035,106 of NCLH’s ordinary shares pursuant to awards granted under the plan, with no more than 5,000,000 shares being granted to one individual in any calendar year. In May 2016 and May 2021, the plan was amended and restated (the “Restated 2013 Plan”) pursuant to approval from the Board of Directors and NCLH’s shareholders. Among other things, under the Restated 2013 Plan, the number of NCLH’s ordinary shares that may be delivered pursuant to all awards granted under the plan was increased to a new maximum aggregate limit of 32,375,106 shares. In June 2022, NCLH’s shareholders approved a further amendment and restatement of the Restated 2013 Plan to increase the number of NCLH ordinary shares that may be delivered by 7,000,000, resulting in an increase in the maximum aggregate limit to 39,375,106 shares. Additionally, the expiration date of the Restated 2013 Plan was extended to April 25, 2032. Share options under the plan are granted with an exercise price equal to the closing market price of NCLH shares at the date of grant. The vesting period for time-based options is typically set at three or four years with a contractual life of 10 years. The vesting period for time-based and performance-based restricted share units is generally three years. Forfeited awards will be available for subsequent awards under the Restated 2013 Plan.

Share Option Awards

There were no share option awards granted for the years ended December 31, 2022, 2021 and 2020. The following table sets forth a summary of option activity under NCLH’s Restated 2013 Plan for the period presented:

							Weighted-
	Number of Share Option Awards			Weighted-Average Exercise Price			Average	Aggregate
	Time-	Performance-	Market-	Time-	Performance-	Market-	Contractual	Intrinsic
	Based	Based	Based	Based	Based	Based	Term	Value
	Awards	Awards	Awards	Awards	Awards	Awards	(years)	(in thousands)
Outstanding as of January 1, 2022	4,388,345	114,583	208,333	$51.92	$59.43	$59.43	3.42	$—
Forfeited and cancelled	(189,750)	—	—	51.88	—	—
Outstanding as of December 31, 2022	4,198,595	114,583	208,333	$51.92	$59.43	$59.43	2.29	$—
Vested and expected to vest as of December 31, 2022	4,198,595	114,583	—	$51.92	$59.43	$—	2.28	$—
Exercisable as of December 31, 2022	4,198,595	114,583	—	$51.92	$59.43	$—	2.28	$—

The total intrinsic value of share options exercised during 2022, 2021 and 2020 was $0, $0 and $0.6 million, respectively, and total cash received by the Company from exercises was $0, $0 and $2.2 million, respectively. As of December 31, 2022, there was no unrecognized compensation cost, related to options granted under our share-based incentive plans.

Restricted Share Unit (“RSU”) Awards

In March 2022, NCLH granted 4.8 million time-based RSU awards to our employees, which primarily vest in substantially equal installments over three years. Also, in March 2022, NCLH granted 1.9 million performance-based RSU awards to certain members of our management team, which vest upon the achievement of certain pre-established performance targets established through 2024 and the satisfaction of an additional time-based vesting requirement that generally requires continued employment through March 1, 2025.

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

The following table sets forth a summary of RSU activity for the period presented:

	Number of	Weighted-	Number of		Weighted-	Number of	Weighted-
	Time-Based	Average Grant	Performance-		Average Grant	Market-	Average Grant
	Awards	Date Fair Value	Based Awards		Date Fair Value	Based Awards	Date Fair Value
Non-vested as of January 1, 2022	7,771,623	$27.02	1,841,113		$35.68	50,000	$59.43
Granted	4,892,594	18.56	1,857,750	(1)	18.48	—	—
Vested	(5,096,353)	25.08	(588,505)		27.24	—	—
Forfeited or expired	(587,157)	23.26	(360,419)		32.34	—	—
Non-vested as of December 31, 2022	6,980,707	$22.83	2,749,939		$26.30	50,000	$59.43
Non-vested and expected to vest as of December 31, 2022	6,980,707	$22.83	1,509,864		$28.73	—	$—
(1)	Number of performance-based RSU awards included assumes maximum achievement of performance targets.

As of December 31, 2022, there were total unrecognized compensation costs related to non-vested time-based, non-vested performance-based and market-based RSUs of $91.1 million, $18.4 million and $0, respectively. The costs are expected to be recognized over a weighted-average period of 1.7 years, 1.6 years and 0 years, respectively, for the time-

based, performance-based and market-based RSUs. Taxes paid pursuant to net share settlements in 2022, 2021 and 2020 were $21.0 million, $16.7 million and $15.4 million, respectively.

Employee Stock Purchase Plan (“ESPP”)

In April 2014, NCLH’s shareholders approved the ESPP. The purpose of the ESPP is to provide eligible employees with an opportunity to purchase NCLH’s ordinary shares at a favorable price and upon favorable terms in consideration of the participating employees’ continued services. A maximum of 2,000,000 of NCLH’s ordinary shares may be purchased under the ESPP. To be eligible to participate in an offering period, on the grant date of that period, an individual must be customarily employed by the Company or a participating subsidiary for more than twenty hours per week and for more than five months per calendar year. Participation in the ESPP is also subject to certain limitations. The ESPP is considered to be compensatory based on: a) the 15% purchase price discount and b) the look-back purchase price feature. Since the plan is compensatory, compensation expense must be recorded in the consolidated statements of operations on a straight-line basis over the six-month withholding period. As of December 31, 2022 and 2021, we had a liability for payroll withholdings received of $2.9 million and $2.7 million, respectively.

The compensation expense recognized for share-based compensation for the periods presented include the following (in thousands):

	Year Ended December 31,
Classification of expense	2022	2021	2020
Payroll and related (1)	$21,043	$22,622	$21,190
Marketing, general and administrative (2)	92,520	101,455	90,107
Total share-based compensation expense	$113,563	$124,077	$111,297
(1)	Amounts relate to equity granted to certain of our shipboard officers.
(2)	Amounts relate to equity granted to certain of our corporate employees.

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

We maintain a 401(k) Plan for our shoreside employees, including our executive officers. Participants may contribute up to 100% of eligible compensation each pay period, subject to certain limitations. In 2022 and 2021, we made matching contributions equal to 100% of the first 3% and 50% of amounts greater than 3% to and including 10% of each participant’s contributions subject to certain limitations. In addition, we may make discretionary supplemental contributions to the 401(k) Plan, which shall be allocated pro rata to each eligible participant based on the compensation of the participant relative to the total compensation of all participants. Our matching contributions are vested according to a five-year schedule. Due to the COVID-19 pandemic, in 2020, we paused our matching contributions under the 401(k) Plan for a portion of the year. The 401(k) Plan is subject to the provisions of ERISA and is intended to be qualified under section 401(a) of the U.S. Internal Revenue Code (the “Code”). We recorded total expenses related to the above 401(k) Plan of $11.6 million, $8.7 million and $2.8 million for the years ended December 31, 2022, 2021 and 2020, respectively.

Effective January 2009, we implemented the Shipboard Retirement Plan which computes benefits based on years of service, subject to eligibility requirements. The Shipboard Retirement Plan is unfunded with no plan assets. The current portion of the projected benefit obligation of $1.4 million and $0.9 million was included in accrued expenses and other liabilities as of December 31, 2022 and 2021, respectively, and $27.3 million and $33.8 million was included in other long-term liabilities in our consolidated balance sheets as of December 31, 2022 and 2021, respectively.

The amounts related to the Shipboard Retirement Plan were as follows (in thousands):

	As of or for the Year Ended December 31,
	2022	2021	2020
Pension expense:
Service cost	$2,797	$2,902	$2,665
Interest cost	873	717	895
Amortization of prior service cost	378	378	378
Amortization of actuarial loss	—	15	29
Total pension expense	$4,048	$4,012	$3,967
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$34,688	$31,619	$28,695
Service cost	2,797	2,902	2,665
Interest cost	873	717	895
Actuarial (gain) loss	(8,511)	—	62
Direct benefit payments	(1,082)	(550)	(698)
Projected benefit obligation at end of year	$28,765	$34,688	$31,619
Amounts recognized in the consolidated balance sheets:
Projected benefit obligation	$28,765	$34,688	$31,619

	For the Year Ended December 31,
	2022	2021	2020
Amounts recognized in accumulated other comprehensive income (loss):
Prior service cost	$(2,647)	$(3,025)	$(3,403)
Accumulated actuarial gain (loss)	5,080	(3,431)	(3,446)
Accumulated other comprehensive income (loss)	$2,433	$(6,456)	$(6,849)

The discount rates used in the net periodic benefit cost calculation for the years ended December 31, 2022, 2021 and 2020 were 2.8%, 2.3% and 3.2%, respectively, and the actuarial loss is amortized over 18 years. The discount rate is used to measure and recognize obligations, including adjustments to other comprehensive income (loss), and to determine expense during the periods. It is determined by using bond indices which reflect yields on a broad maturity and industry universe of high-quality corporate bonds.

The pension benefits expected to be paid in each of the next five years and in aggregate for the five years thereafter are as follows (in thousands):

Year	Amount
2023	$1,442
2024	1,490
2025	1,541
2026	1,693
2027	2,017
Next five years	15,040

12.	Income Taxes

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

The components of net loss before income taxes consist of the following (in thousands):

	Year Ended December 31,
	2022	2021	2020
Bermuda	$—	$—	$—
Foreign - Other	(2,276,703)	(4,501,320)	(4,000,047)
Net loss before income taxes	$(2,276,703)	$(4,501,320)	$(4,000,047)

The components of the provision for income taxes consisted of the following benefit (expense) (in thousands):

	Year Ended December 31,
	2022	2021	2020
Current:
Bermuda	$—	$—	$—
United States	12,706	(85)	5,853
Foreign - Other	(7,183)	(3,264)	(5,502)
Total current:	5,523	(3,349)	351
Deferred:
Bermuda	—	—	—
United States	—	(1,867)	(12,690)
Foreign - Other	1,271	(51)	(128)
Total deferred:	1,271	(1,918)	(12,818)
Income tax benefit (expense)	$6,794	$(5,267)	$(12,467)

Our reconciliation of income tax expense computed by applying our Bermuda statutory rate and reported income tax benefit (expense) was as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Tax at Bermuda statutory rate	$—	$—	$—
Foreign income taxes at different rates	37,434	38,668	24,479
Tax contingencies	(321)	(6)	(626)
Return to provision adjustments	13,039	1,105	1,684
Valuation allowance	(43,358)	(45,034)	(38,004)
Income tax benefit (expense)	$6,794	$(5,267)	$(12,467)

Deferred tax assets and liabilities were as follows (in thousands):

	As of December 31,
	2022	2021
Deferred tax assets:
Loss carryforwards	$155,386	$113,886
Other	27,810	15,373
Valuation allowance	(139,733)	(87,849)
Total net deferred assets	43,463	41,410
Deferred tax liabilities:
Property and equipment	(42,572)	(41,756)
Total deferred tax liabilities	(42,572)	(41,756)
Net deferred tax asset (liability)	$891	$(346)

We have U.S. net operating loss carryforwards of $721.3 million and $525.3 million for the years ended December 31, 2022 and 2021, respectively, which begin to expire in 2030, a portion of which relate to Prestige discussed further below. We have state net operating loss carryforwards of $24.8 million and $12.5 million for the years ended December 31, 2022 and 2021, respectively, which expire between 2028 through 2042. We evaluate our deferred tax assets each period to determine if a valuation allowance is required based on whether it is more likely than not that some portion of the deferred tax assets would not be realized. The ultimate realization of these deferred tax assets is dependent upon the generation of sufficient taxable income during future periods. We conduct our evaluation by considering all available positive and negative evidence. This evaluation considers, among other factors, historical operating results, forecasts of future profitability, the duration of statutory carryforward periods, and the outlooks for the cruise industry and broader economy. Based on the weight of available evidence, we have recorded a valuation allowance in the fourth quarter of 2022, 2021 and 2020 of $43.3 million, $45.0 million and $39.6 million, respectively, with respect to the U.S. net deferred tax assets in one of our U.S. and several of our foreign subsidiaries.

Included above are deferred tax assets associated with our operations in Norway for which we have provided a full valuation allowance. We have Norway net operating loss carryforwards of $11.6 million and $13.2 million for the years ended December 31, 2022 and 2021, respectively, which can be carried forward indefinitely.

Included above are deferred tax assets associated with Prestige. We have U.S. net operating loss carryforwards of $155.0 million for the years ended December 31, 2022 and 2021, which begin to expire in 2030. Utilization of the Prestige net operating loss carryforwards may be subject to a substantial annual limitation due to ownership change limitations that have occurred previously and/or that could occur in the future, as provided by Section 382 of the Internal Revenue Code of 1986 (“Section 382”). Ownership changes may limit the amount of net operating loss carryforwards that can be utilized to offset future taxable income and tax, respectively. In general, an ownership change, as defined by Section 382, results from transactions increasing the ownership of certain shareholders or public groups in the stock of a corporation by more than 50 percentage points over a three-year period. If we have experienced an ownership change, utilization of Prestige’s net operating loss carryforwards would be subject to an annual limitation under Section 382. Any limitation may result in expiration of a portion of the net operating loss carryforwards before utilization. Subsequent ownership changes could further impact the limitation in future years. We implemented certain tax restructuring strategies that created our ability to utilize the net operating loss carryforwards of Prestige, for which we had previously provided a full valuation allowance. During the fourth quarter of 2020, a valuation allowance was recognized for $30.0 million on the Prestige U.S. net operating loss carryforwards.

We file income tax returns in the U.S. federal jurisdiction, various U.S. state jurisdictions and foreign jurisdictions. We are generally no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by authorities for years prior to 2019, except for years in which NOLs generated prior to 2019 are utilized.

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

Ship Construction Contracts

For the Norwegian brand, the first Prima Class Ship, Norwegian Prima, at approximately 143,500 Gross Tons and with 3,100 Berths, was delivered in July 2022. We have five Prima Class Ships on order, each ranging from approximately 143,500 to 169,000 Gross Tons with 3,100 or more Berths, with currently scheduled delivery dates from 2023 through 2028. For the Regent brand, we have one Explorer Class Ship on order to be delivered in 2023, which will be approximately 55,000 Gross Tons and 750 Berths. For the Oceania Cruises brand, we have orders for two Allura Class Ships to be delivered in 2023 and 2025. Each of the Allura Class Ships will be approximately 67,000 Gross Tons and 1,200 Berths. The impacts of COVID-19 on the shipyards where our ships are under construction (or will be constructed), Russia’s ongoing invasion of Ukraine, initiatives to improve environmental sustainability and modifications the Company plans to make to its newbuilds and/or other macroeconomic events have resulted in delays in expected ship deliveries. These and other impacts could result in additional delays in ship deliveries in the future, which may be prolonged.

As of December 31, 2022, the combined contract prices of the eight ships on order for delivery was approximately €6.7 billion, or $7.2 billion based on the euro/U.S. dollar exchange rate as of December 31, 2022. Subsequent to December 31, 2022, we have entered into amendments for our ships on order which increase the contract price by €0.3 billion, or $0.3 billion based on the euro/U.S. dollar exchange rate as of December 31, 2022 and revised the delivery date of two ships. We have obtained or expect to obtain fixed rate export-credit backed financing for the ships on order which is expected to fund approximately 80% of each contract price, subject to certain conditions. We do not anticipate any contractual breaches or cancellation to occur. However, if any such events were to occur, it could result in, among other things, the forfeiture of prior deposits or payments made by us and potential claims and impairment losses which may materially impact our business, financial condition and results of operations.

As of December 31, 2022, minimum annual payments for non-cancelable ship construction contracts with initial or remaining terms in excess of one year were as follows (in thousands):

Year	Amount
2023	$2,198,897
2024	275,232
2025	1,617,782
2026	1,827,114
2027	842,581
Thereafter	—
Total minimum annual payments	$6,761,606

After giving effect to the amendments for our ships on order subsequent to December 31, 2022, minimum annual payments for non-cancelable ship construction contracts with initial or remaining terms in excess of one year were as follows (in thousands):

Year	Amount
2023	$2,204,378
2024	213,353
2025	1,573,183
2026	1,071,080
2027	1,021,461
Thereafter	952,200
Total minimum annual payments	$7,035,655

Port Facility Commitments

As of December 31, 2022, future commitments to pay for usage of certain port facilities were as follows (in thousands):

Year	Amount
2023	$85,805
2024	54,539
2025	34,337
2026	30,258
2027	28,146
Thereafter	546,523
Total port facility future commitments	$779,608

Other Commitments

The FMC requires evidence of financial responsibility for those offering transportation on passenger ships operating out of U.S. ports to indemnify passengers in the event of non-performance of the transportation. Accordingly, each of our three brands is required to maintain a $32.0 million third-party performance guarantee in respect of liabilities for non-performance of transportation and other obligations to passengers. The guarantee requirements are subject to additional consumer price index-based adjustments.

In addition, our brands have a legal requirement to maintain security guarantees based on cruise business originated from the U.K., and we are required to establish financial responsibility by certain jurisdictions to meet liability in the event of non-performance of our obligations to passengers from those jurisdictions. As of December 31, 2022, we have in place approximately £68.6 million of security guarantees for our brands as well as a consumer protection policy covering up to £82.4 million. The Company has provided approximately $29.7 million in cash to secure all the financial security guarantees required.

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

Helms-Burton Act

On August 27, 2019, two lawsuits were filed against Norwegian Cruise Line Holdings Ltd. in the United States District Court for the Southern District of Florida under Title III of the Cuban Liberty and Solidarity (Libertad) Act of 1996, also known as the Helms-Burton Act. The complaint filed by Javier Garcia-Bengochea (the “Garcia-Bengochea Matter”) alleges that he holds an interest in the Port of Santiago, Cuba, and the complaint filed by Havana Docks Corporation (the “Havana Docks Matter”) alleges it holds an interest in the Havana Cruise Port Terminal, both of which were expropriated by the Cuban Government. The complaints further allege that the Company “trafficked” in those properties by embarking and disembarking passengers at these facilities, as well as profiting from the Cuban Government’s possession of the property. The plaintiffs seek all available statutory remedies, including the value of the expropriated property, plus interest, treble damages, attorneys’ fees and costs. On September 1, 2020, the district court in the Garcia-Bengochea Matter entered an order staying all case deadlines and administratively closed the case pending the outcome of an appeal in a related case brought by the same plaintiff, in which the district court granted another cruise line defendant judgment on the pleadings. As to the appeal in the related case, in November 2022, the Eleventh Circuit issued an opinion affirming the dismissal and, on February 8, 2023, issued its mandate to the district court. The Company intends to take further action in the district court to dispose of its case due to the case being identically positioned to the related case which was dismissed. As a next step in that process, the parties plan to jointly seek further stay of the district court case pending the earlier of any of the following events: (1) the period within which plaintiff has to petition the United States Supreme Court for writ of certiorari (including any extensions) expires, (2) the United States Supreme Court denies any such petition for writ of certiorari, or (3) the case is resolved by action in United States Supreme Court. In the Havana Docks Matter, after various motions challenging the sufficiency of plaintiff’s complaint were resolved and voluminous discovery was completed, both sides filed motions for summary judgment. On March 21, 2022, the court issued an order granting plaintiff’s motion for summary judgment on the issue of liability and denying the Company’s cross-motion for summary judgment. The court scheduled a trial on determination of damages only for November 2022. The plaintiff elected to seek what the court ruled to be its baseline statutory damage amount, which was the amount of the certified claim plus interest, trebled and with attorneys’ fees. Given this, there was no fact issue to be tried, and the matter was removed from the trial calendar. On December 30, 2022, the court entered a final judgment of approximately $112.9 million and, on January 23, 2023, the Company filed a notice of appeal from that judgment. For the Havana Docks Matter, we believe that the likelihood of loss is reasonably possible but not probable at this time; therefore, no liability has been recorded. For the Garcia Bengochea Matter, we are unable to reasonably estimate any potential loss or range of losses. The ability to make such estimates and judgments can be affected by various factors including, among other things: lack of legal precedent, stage of the proceedings, legal uncertainties inherent within the litigation process, availment of appellate remedies, and involvement of numerous parties. We continue to believe we have meritorious defenses to these matters. However, if the plaintiffs prevail in the final outcome of these matters, there may be a material adverse impact on the Company’s financial condition, results of operations and/or cash flows.

Other

We are a party to a claim against a vendor which has resulted in a verdict of approximately $159 million in favor of the Company in October 2022. At this time, there can be no assurance that the Company will ultimately prevail in the final outcome of this claim as the vendor filed a notice of appeal in February 2023 and no receivable has been recognized.

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

Other Contingencies

The Company also has agreements with its credit card processors that govern approximately $2.4 billion in advance ticket sales as of December 31, 2022 that have been received by the Company relating to future voyages. These agreements allow the credit card processors to require under certain circumstances, including the existence of a material adverse change, excessive chargebacks and other triggering events, that the Company maintain a reserve which would be satisfied by posting collateral. Although the agreements vary, these requirements may generally be satisfied either through a percentage of customer payments withheld or providing cash funds directly to the card processor. Any cash reserve or collateral requested could be increased or decreased. As of December 31, 2022, we had cash reserves of approximately $622.0 million with credit card processors of which approximately $118.4 million is recognized in accounts receivable, net and approximately $503.6 million in other long-term assets. As of December 31, 2022, a portion of the cash reserves is classified as long-term due to a change in terms to a static reserve, as currently required by a credit card processor, subject to periodic review. We may be required to pledge additional collateral and/or post additional cash reserves or take other actions that may reduce our liquidity.

14.	Other Income (Expense), Net

Other income (expense), net was income of $76.6 million, income of $124.0 million, and expense of $33.6 million for the years ended December 31, 2022, 2021 and 2020, respectively. In 2022 and 2021, the income was primarily due to gains on derivatives not designated as hedges and gains from foreign currency remeasurements. In 2020, the expense was primarily due to losses from foreign currency remeasurements and fuel hedges recognized in earnings as a result of the forecasted transactions no longer being probable or that are no longer designated as hedges.

15.	Concentration Risk

We contract with a single vendor to provide many of our hotel and restaurant services including both food and labor costs. We incurred expenses of $162.2 million, $48.6 million and $59.0 million for the years ended December 31, 2022, 2021 and 2020, respectively, which are recorded in payroll and related in our consolidated statements of operations.

16.	Supplemental Cash Flow Information

For the year ended December 31, 2022, we had non-cash investing activities related to property and equipment of $51.7 million. For the year ended December 31, 2022, we received a refund of income taxes of $9.5 million and paid interest and related fees, net of capitalized interest, of $750.6 million including the early redemption premiums.

For the year ended December 31, 2021, we had non-cash investing activities related to property and equipment of $109.3 million.  For the year ended December 31, 2021, we paid income taxes of $2.7 million and interest and related fees, net of capitalized interest, of $2.1 billion including the early redemption premiums.

For the year ended December 31, 2020, we had non-cash investing activities in connection with property and equipment of $17.7 million. Additionally, we received seller financing related to the acquisition of property and equipment resulting in both non-cash investing and financing activities of $11.9 million. For the year ended December 31, 2020, we paid income taxes of $3.5 million and interest and related fees, net of capitalized interest, of $447.9 million.