Form 10-Q
period 2023-09-30
Norwegian Cruise Line Holdings Ltd.
filed 2023-11-08
CIK 1513761

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

There were 425,424,934 ordinary shares outstanding as of October 31, 2023.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Norwegian Cruise Line Holdings Ltd.

Consolidated Statements of Operations

(Unaudited)

(in thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Revenue
Passenger ticket	$1,733,594	$1,105,908	$4,420,909	$2,242,255
Onboard and other	802,443	509,602	2,142,559	1,082,376
Total revenue	2,536,037	1,615,510	6,563,468	3,324,631
Cruise operating expense
Commissions, transportation and other	546,026	352,798	1,462,565	696,946
Onboard and other	188,694	126,740	470,271	255,445
Payroll and related	323,862	287,390	936,237	790,697
Fuel	170,893	186,984	530,003	503,682
Food	87,839	76,810	271,575	177,483
Other	165,432	208,176	476,123	623,374
Total cruise operating expense	1,482,746	1,238,898	4,146,774	3,047,627
Other operating expense
Marketing, general and administrative	325,365	375,291	1,013,600	1,000,578
Depreciation and amortization	204,608	186,551	596,513	547,214
Total other operating expense	529,973	561,842	1,610,113	1,547,792
Operating income (loss)	523,318	(185,230)	806,581	(1,270,788)
Non-operating income (expense)
Interest expense, net	(181,201)	(152,330)	(530,150)	(624,392)
Other income (expense), net	12,060	31,461	(4,938)	100,572
Total non-operating income (expense)	(169,141)	(120,869)	(535,088)	(523,820)
Net income (loss) before income taxes	354,177	(306,099)	271,493	(1,794,608)
Income tax benefit (expense)	(8,309)	10,705	1,170	7,179
Net income (loss)	$345,868	$(295,394)	$272,663	$(1,787,429)
Weighted-average shares outstanding
Basic	425,398,415	420,798,538	424,087,517	419,224,710
Diluted	511,585,445	420,798,538	460,819,375	419,224,710
Earnings (loss) per share
Basic	$0.81	$(0.70)	$0.64	$(4.26)
Diluted	$0.71	$(0.70)	$0.62	$(4.26)

The accompanying notes are an integral part of these consolidated financial statements.

Norwegian Cruise Line Holdings Ltd.

Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Net income (loss)	$345,868	$(295,394)	$272,663	$(1,787,429)
Other comprehensive income (loss):
Shipboard Retirement Plan	63	95	191	2,665
Cash flow hedges:
Net unrealized gain (loss)	57,885	(195,543)	34,833	(246,742)
Amount realized and reclassified into earnings	(6,563)	(31,762)	(13,890)	(75,339)
Total other comprehensive income (loss)	51,385	(227,210)	21,134	(319,416)
Total comprehensive income (loss)	$397,253	$(522,604)	$293,797	$(2,106,845)

The accompanying notes are an integral part of these consolidated financial statements.

Norwegian Cruise Line Holdings Ltd.

Consolidated Balance Sheets

(Unaudited)

(in thousands, except share data)

	September 30,	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$681,558	$946,987
Accounts receivable, net	239,416	326,272
Inventories	166,063	148,717
Prepaid expenses and other assets	524,259	450,893
Total current assets	1,611,296	1,872,869
Property and equipment, net	15,974,272	14,516,366
Goodwill	98,134	98,134
Trade names	500,525	500,525
Other long-term assets	1,067,597	1,569,800
Total assets	$19,251,824	$18,557,694
Liabilities and shareholders’ equity
Current liabilities:
Current portion of long-term debt	$1,240,088	$991,128
Accounts payable	158,414	228,742
Accrued expenses and other liabilities	1,038,578	1,318,460
Advance ticket sales	2,965,280	2,516,521
Total current liabilities	5,402,360	5,054,851
Long-term debt	12,634,609	12,630,402
Other long-term liabilities	776,167	803,850
Total liabilities	18,813,136	18,489,103
Commitments and contingencies (Note 10)
Shareholders’ equity:
Ordinary shares, $0.001 par value; 980,000,000 shares authorized; 425,424,934 shares issued and outstanding at September 30, 2023 and 421,413,565 shares issued and outstanding at December 31, 2022	425	421
Additional paid-in capital	7,687,860	7,611,564
Accumulated other comprehensive income (loss)	(455,945)	(477,079)
Accumulated deficit	(6,793,652)	(7,066,315)
Total shareholders’ equity	438,688	68,591
Total liabilities and shareholders’ equity	$19,251,824	$18,557,694

The accompanying notes are an integral part of these consolidated financial statements.

Norwegian Cruise Line Holdings Ltd.

Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Nine Months Ended
	September 30,
	2023	2022
Cash flows from operating activities
Net income (loss)	$272,663	$(1,787,429)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization expense	649,958	593,423
(Gain) loss on derivatives	9,338	(151)
Loss on extinguishment of debt	2,801	188,433
Provision for bad debts and inventory obsolescence	3,640	5,438
Gain on involuntary conversion of assets	(4,583)	(1,880)
Share-based compensation expense	96,254	88,923
Net foreign currency adjustments on euro-denominated debt	(2,027)	(17,672)
Changes in operating assets and liabilities:
Accounts receivable, net	80,064	765,692
Inventories	(18,120)	(38,388)
Prepaid expenses and other assets	437,465	(555,561)
Accounts payable	(60,971)	(97,802)
Accrued expenses and other liabilities	(139,188)	116,947
Advance ticket sales	419,420	713,447
Net cash provided by (used in) operating activities	1,746,714	(26,580)
Cash flows from investing activities
Additions to property and equipment, net	(2,102,698)	(1,628,442)
Proceeds from maturities of short-term investments	—	240,000
Cash paid on settlement of derivatives	(118,610)	(214,035)
Other	14,678	10,991
Net cash used in investing activities	(2,206,630)	(1,591,486)
Cash flows from financing activities
Repayments of long-term debt	(2,629,681)	(1,465,439)
Proceeds from long-term debt	2,989,183	3,003,003
Proceeds from employee related plans	5,307	5,267
Net share settlement of restricted share units	(25,271)	(20,212)
Early redemption premium	—	(172,012)
Deferred financing fees	(145,051)	(52,474)
Net cash provided by financing activities	194,487	1,298,133
Net decrease in cash and cash equivalents	(265,429)	(319,933)
Cash and cash equivalents at beginning of period	946,987	1,506,647
Cash and cash equivalents at end of period	$681,558	$1,186,714

The accompanying notes are an integral part of these consolidated financial statements.

Norwegian Cruise Line Holdings Ltd.

Consolidated Statements of Changes in Shareholders’ Equity

(Unaudited)

(in thousands)

	Three Months Ended September 30, 2023
			Accumulated
		Additional	Other		Total
	Ordinary	Paid-in	Comprehensive	Accumulated	Shareholders’
	Shares	Capital	Income (Loss)	Deficit	Equity
Balance, June 30, 2023	$425	$7,661,646	$(507,330)	$(7,139,520)	$15,221
Share-based compensation	—	23,563	—	—	23,563
Issuance of shares under employee related plans	—	2,689	—	—	2,689
Common share issuance for NCLC exchangeable notes	—	10	—	—	10
Net share settlement of restricted share units	—	(48)	—	—	(48)
Other comprehensive income, net	—	—	51,385	—	51,385
Net income	—	—	—	345,868	345,868
Balance, September 30, 2023	$425	$7,687,860	$(455,945)	$(6,793,652)	$438,688

	Nine Months Ended September 30, 2023
			Accumulated
		Additional	Other		Total
	Ordinary	Paid-in	Comprehensive	Accumulated	Shareholders’
	Shares	Capital	Income (Loss)	Deficit	Equity
Balance, December 31, 2022	$421	$7,611,564	$(477,079)	$(7,066,315)	$68,591
Share-based compensation	—	96,254	—	—	96,254
Issuance of shares under employee related plans	4	5,303	—	—	5,307
Common share issuance for NCLC exchangeable notes	—	10	—	—	10
Net share settlement of restricted share units	—	(25,271)	—	—	(25,271)
Other comprehensive income, net	—	—	21,134	—	21,134
Net income	—	—	—	272,663	272,663
Balance, September 30, 2023	$425	$7,687,860	$(455,945)	$(6,793,652)	$438,688

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

1.   Description of Business and Organization

We are a leading global cruise company which operates the Norwegian Cruise Line, Oceania Cruises and Regent Seven Seas Cruises brands. As of September 30, 2023, we had 31 ships with approximately 66,000 Berths and had orders for six additional ships to be delivered through 2028.

We have four Prima Class Ships on order with currently scheduled delivery dates from 2025 through 2028. We have one Explorer Class Ship on order for delivery in 2023. We have one Allura Class Ship on order for delivery in 2025. These additions to our fleet will increase our total Berths to approximately 82,000.

2.   Summary of Significant Accounting Policies

Liquidity

As of September 30, 2023, we had liquidity of approximately $2.2 billion, including cash and cash equivalents of $681.6 million and borrowings available under our $875 million undrawn Revolving Loan Facility and $650 million undrawn commitment of Class B Notes and Backstop Notes issuable by NCLC less related fees (see Note 7 – “Long-Term Debt”). Additionally, in October 2023, we increased our Revolving Loan Facility to $1.2 billion (see Note 7 – “Long-Term Debt”). We believe that we have sufficient liquidity to fund our obligations and expect to remain in compliance with our financial covenants for at least the next twelve months from the issuance of these financial statements.

We will continue to pursue various opportunities to refinance future debt maturities to reduce interest expense and/or to extend the maturity dates associated with our existing indebtedness and obtain relevant financial covenant amendments or waivers, if needed.

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

A reconciliation between basic and diluted earnings (loss) per share was as follows (in thousands, except share and per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Net income (loss) - Basic EPS	$345,868	$(295,394)	$272,663	$(1,787,429)
Effect of dilutive securities - exchangeable notes	17,510	—	13,809	—
Net income (loss) and assumed conversion of exchangeable notes - Diluted EPS	$363,378	$(295,394)	$286,472	$(1,787,429)
Basic weighted-average shares outstanding	425,398,415	420,798,538	424,087,517	419,224,710
Dilutive effect of share awards	3,676,562	—	2,594,108	—
Dilutive effect of exchangeable notes	82,510,468	—	34,137,750	—
Diluted weighted-average shares outstanding	511,585,445	420,798,538	460,819,375	419,224,710
Basic EPS	$0.81	$(0.70)	$0.64	$(4.26)
Diluted EPS	$0.71	$(0.70)	$0.62	$(4.26)

Each exchangeable note (see Note 7 – “Long-Term Debt”) is individually evaluated for its dilutive or anti-dilutive impact on EPS. Only the interest expense and weighted average shares for exchangeable notes that are dilutive are included in the effect of dilutive securities above. During the three months ended September 30, 2023, each of the exchangeable notes was dilutive. During the nine months ended September 30, 2023, only the 2027 1.125% Exchangeable Notes were dilutive. For the three months ended September 30, 2023 and 2022, a total of 3.8 million and 96.3 million shares, respectively, and for the nine months ended September 30, 2023 and 2022, a total of 54.4 million and 93.5 million shares, respectively, have been excluded from diluted weighted-average shares outstanding because the effect of including them would have been anti-dilutive.

Foreign Currency

The majority of our transactions are settled in U.S. dollars. We remeasure assets and liabilities denominated in foreign currencies at exchange rates in effect at the balance sheet date. The resulting gains or losses are recognized in our consolidated statements of operations within other income (expense), net. We recognized gains of $15.7 million and $34.7 million for the three months ended September 30, 2023 and 2022, respectively, and a loss of $4.2 million and a gain of $79.4 million for the nine months ended September 30, 2023 and 2022, respectively, related to remeasurement of assets and liabilities denominated in foreign currencies. Remeasurements of foreign currency related to operating activities are recognized within changes in operating assets and liabilities in the consolidated statement of cash flows.

Depreciation and Amortization Expense

The amortization of deferred financing fees is included in depreciation and amortization expense in the consolidated statements of cash flows; however, for purposes of the consolidated statements of operations they are included in interest expense, net.

Accounts Receivable, Net

Accounts receivable, net included $42.0 million and $118.4 million due from credit card processors as of September 30, 2023 and December 31, 2022, respectively.

3.   Revenue Recognition

Disaggregation of Revenue

Revenue and cash flows are affected by economic factors in various geographical regions. Revenues by destination were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
North America	$1,234,852	$892,971	$3,817,082	$2,053,909
Europe	1,284,421	718,435	2,245,868	1,243,149
Asia-Pacific	15,972	2,957	311,524	24,611
Other	792	1,147	188,994	2,962
Total revenue	$2,536,037	$1,615,510	$6,563,468	$3,324,631

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

Contract Balances

Receivables from customers are included within accounts receivable, net. As of September 30, 2023 and December 31, 2022, our receivables from customers were $91.0 million and $94.2 million, respectively, primarily related to in-transit credit card receivables.

Our standard payment and cancellation penalties apply for all sailings after March 31, 2023. Future cruise credits that have been issued as face value reimbursement for cancelled bookings due to COVID-19 are approximately $71.3 million. The future cruise credits are not contracts, and therefore, guests who elected this option are excluded from our contract liability balance; however, the credit for the original amount paid is included in advance ticket sales.

Our contract liabilities are included within advance ticket sales. As of September 30, 2023 and December 31, 2022, our contract liabilities were $2.1 billion and $1.7 billion, respectively. Of the amounts included within contract liabilities as of September 30, 2023, approximately 40% were refundable in accordance with our cancellation policies. Of the deposits included within advance ticket sales, the majority are refundable in accordance with our cancellation policies and it is uncertain to what extent guests may request refunds. For the nine months ended September 30, 2023, $1.7 billion of revenue recognized was included in the contract liability balance at the beginning of the period.

4.   Leases

Operating lease balances were as follows (in thousands):

	Balance Sheet location	September 30, 2023	December 31, 2022
Operating leases
Right-of-use assets	Other long-term assets	$702,125	$707,086
Current operating lease liabilities	Accrued expenses and other liabilities	36,579	39,689
Non-current operating lease liabilities	Other long-term liabilities	582,836	588,064

5.   Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) for the nine months ended September 30, 2023 was as follows (in thousands):

	Nine Months Ended September 30, 2023
				Change
	Accumulated	Change		Related to
	Other	Related to		Shipboard
	Comprehensive	Cash Flow		Retirement
	Income (Loss)	Hedges		Plan
Accumulated other comprehensive income (loss) at beginning of period	$(477,079)	$(480,578)		$3,499
Current period other comprehensive income before reclassifications	34,833	34,833		—
Amounts reclassified into earnings	(13,699)	(13,890)	(1)	191	(2)
Accumulated other comprehensive income (loss) at end of period	$(455,945)	$(459,635)	(3)	$3,690

Accumulated other comprehensive income (loss) for the nine months ended September 30, 2022 was as follows (in thousands):

	Nine Months Ended September 30, 2022
				Change
	Accumulated	Change		Related to
	Other	Related to		Shipboard
	Comprehensive	Cash Flow		Retirement
	Income (Loss)	Hedges		Plan
Accumulated other comprehensive income (loss) at beginning of period	$(285,086)	$(279,696)		$(5,390)
Current period other comprehensive income (loss) before reclassifications	(244,361)	(246,742)		2,381
Amounts reclassified into earnings	(75,055)	(75,339)	(1)	284	(2)
Accumulated other comprehensive income (loss) at end of period	$(604,502)	$(601,777)		$(2,725)
(1)	We refer you to Note 8 – “Fair Value Measurements and Derivatives” for the affected line items in the consolidated statements of operations.
(2)	Amortization of prior-service cost and actuarial loss reclassified to other income (expense), net.
(3)	Includes $24.3 million of gains expected to be reclassified into earnings in the next 12 months.

6.Property and Equipment, Net

Property and equipment, net increased $1.5 billion for the nine months ended September 30, 2023 primarily due to the delivery of Norwegian Viva, a Prima Class Ship, and Oceania Cruises’ Vista, an Allura Class Ship. We determine the weighted average useful lives of each class of ships based primarily on our estimates of the useful lives of the ships’ major component systems on the date of acquisition, such as cabins, main diesels, main electric, superstructure and hull, and their related proportional weighting to the ship as a whole. We have assessed the weighted-average useful life of the components of Oceania Cruises’ Vista and assigned a useful life of 35 years and residual value of 10% to the Allura Class Ships. The useful life and residual value consider the historical useful lives of similar assets, manufacturer recommended lives, planned maintenance programs, anticipated changes in technological conditions and the related proportional weighting of the major components of the Allura Class Ships. We refer you to our Annual Report on Form 10-K for a discussion of the useful life and residual value assigned to Prima Class Ships.

7.   Long-Term Debt

In February 2023, NCLC issued $600.0 million aggregate principal amount of 8.375% senior secured notes due 2028 (the “2028 Senior Secured Notes”). The 2028 Senior Secured Notes and related guarantees are secured by first-priority interests in, among other things and subject to certain agreed security principles, fourteen of our vessels that also secure the Sixth ARCA and 2029 Senior Secured Notes (each as defined below). The 2028 Senior Secured Notes are guaranteed by our subsidiaries that own the vessels that secure the 2028 Senior Secured Notes. NCLC may redeem the 2028 Senior Secured Notes at its option, in whole or in part, at any time and from time to time prior to February 1, 2025, at a “make-whole” redemption price, plus accrued and unpaid interest and additional amounts, if any, to, but excluding, the redemption date. NCLC may redeem the 2028 Senior Secured Notes at its option, in whole or in part, at any time and from time to time on or after February 1, 2025, at the redemption prices set forth in the indenture governing the 2028 Senior Secured Notes plus accrued and unpaid interest and additional amounts, if any, to, but excluding, the redemption date. At any time and from time to time prior to February 1, 2025, NCLC may choose to redeem up to 40% of the aggregate principal amount of the 2028 Senior Secured Notes with the net proceeds of certain equity offerings, subject to certain restrictions, at a redemption price equal to 108.375% of the principal amount of the 2028 Senior Secured Notes redeemed plus accrued and unpaid interest to, but excluding, the redemption date, so long as at least 60% of the aggregate principal amount of the 2028 Senior Secured Notes issued remains outstanding following such redemption. The 2028 Senior Secured Notes pay interest at 8.375% per annum, semiannually on February 1 and August 1 of each year, to holders of record at the close of business on the immediately preceding January 15 and July 15, respectively.

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

In July 2022, NCLC entered into a $1 billion amended and restated commitment letter (the “commitment letter”) with the purchasers named therein (collectively, the “Commitment Parties”), which superseded a $1 billion commitment letter previously executed in November 2021. The commitment letter, among other things, extended the commitments thereunder through March 31, 2023. In February 2023, the Commitment Parties further amended the commitment letter (the “amended commitment letter”) to extend certain commitments thereunder through February 2024, with an option for NCLC to further extend such commitments through February 2025 at its election. We may extend or replace the commitments in or before February 2024. Pursuant to the amended commitment letter, the Commitment Parties have agreed to purchase from NCLC an aggregate principal amount of up to $650 million of senior secured notes at NCLC’s option. NCLC has the option to make up to two draws, consisting of (i) $250 million of senior secured notes due 2028 that, if issued, will accrue interest at a rate of 11.00% per annum subject to a 1.00% increase or decrease based on certain market conditions at the time drawn (the “Class B Notes”) and (ii) $400 million aggregate principal amount of 8.00% senior secured notes due five years after the issue date (the “Backstop Notes”). The Class B Notes and the Backstop Notes are subject to a quarterly commitment fee of 0.75% for so long as the commitments with respect to Class B Notes or the Backstop Notes, as applicable, are outstanding, which fee will be increased to 1.00% if NCLC extends the commitments through February 2025 at its election. If drawn, the Class B Notes will be subject to an issue fee of 2.00%, and the Backstop Notes will be subject to a quarterly duration fee of 1.50%, as well as an issue fee of 3.00%.

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

In February 2023, NCLC entered into a Backstop Agreement with Morgan Stanley & Co. LLC (“MS”), pursuant to which MS agreed to provide backstop committed financing to refinance and/or repay in whole or in part amounts outstanding under the Senior Secured Credit Facility. Pursuant to the Backstop Agreement, we could, at our sole option, issue and sell to MS (subject to the satisfaction of certain conditions) five-year senior unsecured notes up to an aggregate principal amount sufficient to generate gross proceeds of $300 million at any time between October 4, 2023 and January 2, 2024. As a result of the refinancing of the Senior Secured Credit Facility in October 2023 (discussed below), the backstop committed financing is no longer applicable.

In April 2023, $82.5 million in aggregate principal amount of the Revolving Loan Facility due January 2024 was assigned to a new lender, and the maturity date was extended by one year to January 2025. The terms of the assigned principal were the same as the existing lenders who extended commitments in December 2022 under Amendment No. 4 to the Senior Secured Credit Facility.

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

In October 2023, NCLC issued $790.0 million aggregate principal amount of senior secured notes due 2029 (the “2029 Senior Secured Notes”). The 2029 Senior Secured Notes and related guarantees are secured by first-priority interests in, among other things and subject to certain agreed security principles, fourteen of our vessels that also secure the Sixth ARCA (as defined below) and the 2028 Senior Secured Notes. The 2029 Senior Secured Notes are guaranteed by our subsidiaries that own the vessels that secure the 2029 Senior Secured Notes. NCLC may redeem the 2029 Senior Secured Notes at its option, in whole or in part, at any time and from time to time prior to January 15, 2026, at a “make-whole” redemption price, plus accrued and unpaid interest and additional amounts, if any, to, but excluding, the redemption date. NCLC may redeem the 2029 Senior Secured Notes at its option, in whole or in part, at any time and from time to time on or after January 15, 2026, at the redemption prices set forth in the indenture governing the 2029 Senior Secured Notes plus accrued and unpaid interest and additional amounts, if any, to, but excluding, the redemption date. At any time and from time to time prior to January 15, 2026, NCLC may choose to redeem up to 40% of the aggregate principal amount of the 2029 Senior Secured Notes with the net proceeds of certain equity offerings, subject to certain restrictions, at a redemption price equal to 108.125% of the principal amount of the 2029 Senior Secured Notes redeemed plus accrued and unpaid interest to, but excluding, the redemption date, so long as at least 60% of the aggregate principal amount of the 2029 Senior Secured Notes issued remains outstanding following such redemption. The 2029 Senior Secured Notes pay interest at 8.125% per annum, semiannually on January 15 and July 15 of each year, commencing on July 15, 2024, to holders of record at the close of business on the immediately preceding January 1 and July 1, respectively.

NCLC used the net proceeds from the 2029 Senior Secured Notes offering, together with cash on hand, to repay the Term Loan A Facility, which would have matured in January 2025, including to pay any accrued and unpaid interest thereon, as well as related premiums, fees and expenses.

The indenture governing the 2029 Senior Secured Notes includes requirements that, among other things and subject to a number of qualifications and exceptions, restrict the ability of NCLC and its restricted subsidiaries, as applicable, to (i) incur or guarantee additional indebtedness; (ii) pay dividends or distributions on, or redeem or repurchase, equity interests and make other restricted payments; (iii) make investments; (iv) consummate certain asset sales; (v) engage in certain transactions with affiliates; (vi) grant or assume certain liens; and (vii) consolidate, merge or transfer all or substantially all of their assets.

In October 2023, NCLC amended and restated the Senior Secured Credit Facility (the “Sixth ARCA”). The Sixth ARCA, among other things, increased the aggregate amount of the Revolving Loan Facility from $875 million to $1.2 billion. The Sixth ARCA and related guarantees are secured by first-priority interests in, among other things and subject to certain agreed security principles, fourteen of our vessels that also secure the 2028 Senior Secured Notes and 2029 Senior Secured Notes. The commitments and any loans under the Revolving Loan Facility mature on October 18, 2026, provided that (a) if, on September 16, 2024, NCLC’s 3.625% senior notes due 2024 have not been repaid or refinanced with indebtedness maturing after January 16, 2027 and a liquidity test is not satisfied, the maturity date will be September 16, 2024, (b) if, on May 2, 2025, NCLC’s 2025 Exchangeable Notes have not been repaid or refinanced with indebtedness maturing after January 16, 2027 and a liquidity test is not satisfied, the maturity date will be May 2, 2025, and (c) if, on December 15, 2025, more than $300 million of NCLC’s 5.875% senior notes due 2026 remain outstanding and the remainder has not been repaid or refinanced with indebtedness maturing after January 16, 2027, the maturity date will be December 15, 2025. The Revolving Loan Facility will accrue interest (x) in the case of alternate base rate loans, at a per annum rate based on an alternate base rate plus a margin of between 0.00% and 1.25% and (y) in the case of term benchmark loans, at a per annum rate based on the adjusted term Secured Overnight Financing Rate plus a margin of between 1.00% and 2.25%. The Revolving Loan Facility commitments will accrue an unused commitment fee on the amount of available unused commitments at a rate of between 0.15% and 0.30%. The applicable margin and unused commitment fee will depend on the total leverage ratio as of the applicable date.

The Sixth ARCA also (a) increased the basket for Permitted Additional Debt (as defined in the Sixth ARCA) and increased the amount of such additional debt that may be secured on assets that are not collateral and (b) extended certain financial covenants through the amended maturity date. As described above, NCLC used the net proceeds from the 2029 Senior Secured Notes offering, together with cash on hand, to repay all of the Term Loan A Facility, including to pay any accrued and unpaid interest thereon, as well as related premiums, fees and expenses. No term loans are outstanding under the Sixth ARCA.

Exchangeable Notes

The following is a summary of NCLC’s exchangeable notes as of September 30, 2023 (in thousands):

		Unamortized
	Principal	Deferred	Net Carrying	Fair Value
	Amount	Financing Fees	Amount	Amount	Leveling
2024 Exchangeable Notes (1)	$146,601	$(947)	$145,654	$188,010	Level 2
2025 Exchangeable Notes	449,990	(4,618)	445,372	514,978	Level 2
2027 1.125% Exchangeable Notes	1,150,000	(19,351)	1,130,649	962,136	Level 2
2027 2.5% Exchangeable Notes	473,175	(8,459)	464,716	411,662	Level 2
(1)	Classified within current portion of long-term debt as of September 30, 2023. We expect that the holders of the 2024 Exchangeable Notes will exchange their 2024 Exchangeable Notes for shares.

The following is a summary of NCLC’s exchangeable notes as of December 31, 2022 (in thousands):

		Unamortized
	Principal	Deferred	Net Carrying	Fair Value
	Amount	Financing Fees	Amount	Amount	Leveling
2024 Exchangeable Notes	$146,601	$(1,993)	$144,608	$161,840	Level 2
2025 Exchangeable Notes	450,000	(6,312)	443,688	433,580	Level 2
2027 1.125% Exchangeable Notes	1,150,000	(23,457)	1,126,543	763,830	Level 2
2027 2.5% Exchangeable Notes	473,175	(10,184)	462,991	331,743	Level 2

The following provides a summary of the interest expense of NCLC’s exchangeable notes (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Coupon interest	$14,438	$14,405	$43,313	$41,321
Amortization of deferred financing fees	3,072	3,005	8,571	8,145
Total	$17,510	$17,410	$51,884	$49,466

As of September 30, 2023, the effective interest rate is 7.04%, 5.97%, 1.64% and 3.06% for the 2024 Exchangeable Notes, 2025 Exchangeable Notes, 2027 1.125% Exchangeable Notes and 2027 2.5% Exchangeable Notes, respectively.

Debt Repayments

The following are scheduled principal repayments on our long-term debt including exchangeable notes, which can be settled in shares, and finance lease obligations as of September 30, 2023 (in thousands):

Year	Amount
Remainder of 2023	$347,240
2024	1,782,094
2025	1,974,029
2026	2,185,156
2027	3,237,816
2028	1,894,305
Thereafter	2,792,745
Total	$14,213,385

Debt Covenants

As of September 30, 2023, we were in compliance with all of our debt covenants. If we do not continue to remain in compliance with our covenants, we would have to seek additional amendments to or waivers of our covenants. However, no assurances can be made that such amendments or waivers would be approved by our lenders. Generally, if an event of default under any debt agreement occurs, then pursuant to cross default and/or cross acceleration clauses, substantially all of our outstanding debt and derivative contract payables could become due, and all debt and derivative contracts could be terminated, which would have a material adverse impact on our operations and liquidity.

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

As of September 30, 2023, we had fuel swaps, which are used to mitigate the financial impact of volatility of fuel prices pertaining to approximately 345 thousand metric tons of our projected fuel purchases, maturing through December 31, 2024.

As of September 30, 2023, we had fuel swaps pertaining to approximately 10 thousand metric tons of our projected fuel purchases which were not designated as cash flow hedges maturing through March 31, 2024.

As of September 30, 2023, we had foreign currency forward contracts which are used to mitigate the financial impact of volatility in foreign currency exchange rates related to our ship construction contracts denominated in euros. The notional amount of our hedged foreign currency forward contracts was €438.8 million, or $463.9 million based on the euro/U.S. dollar exchange rate as of September 30, 2023.

The derivatives measured at fair value and the respective location in the consolidated balance sheets include the following (in thousands):

		Assets		Liabilities
		September 30,	December 31,	September 30,	December 31,
	Balance Sheet Location	2023	2022	2023	2022
Derivative Contracts Designated as Hedging Instruments

Fuel contracts
	Prepaid expenses and other assets	$41,928	$53,224	$6	$7,137
	Other long-term assets	6,155	3,869	—	655
Foreign currency contracts
	Prepaid expenses and other assets	—	3,617	—	—
	Accrued expenses and other liabilities	1,083	4,386	57,591	177,746
Total derivatives designated as hedging instruments		$49,166	$65,096	$57,597	$185,538

Derivative Contracts Not Designated as Hedging Instruments

Fuel contracts
	Prepaid expenses and other assets	$639	$84	$—	$348
	Other long-term assets	—	—	—	191
Total derivatives not designated as hedging instruments		$639	$84	$—	$539
Total derivatives		$49,805	$65,180	$57,597	$186,077

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

The following table discloses the gross and net amounts recognized within assets and liabilities (in thousands):

		Gross		Gross
	Gross	Amounts	Total Net	Amounts
September 30, 2023	Amounts	Offset	Amounts	Not Offset	Net Amounts
Assets	$48,722	$(6)	$48,716	$—	$48,716
Liabilities	57,591	(1,083)	56,508	(46,878)	9,630

		Gross		Gross
	Gross	Amounts	Total Net	Amounts
December 31, 2022	Amounts	Offset	Amounts	Not Offset	Net Amounts
Assets	$60,794	$(8,331)	$52,463	$(3,617)	$48,846
Liabilities	177,746	(4,386)	173,360	(146,381)	26,979

The effects of cash flow hedge accounting on accumulated other comprehensive income (loss) were as follows (in thousands):

			Location of Gain
			(Loss) Reclassified
			from Accumulated	Amount of Gain (Loss) Reclassified
	Amount of Gain (Loss)		Other Comprehensive	from Accumulated Other
	Recognized in Other		Income (Loss) into	Comprehensive Income
Derivatives	Comprehensive Loss		Income (Expense)	(Loss) into Income (Expense)
	Three Months	Three Months		Three Months	Three Months
	Ended	Ended		Ended	Ended
	September 30, 2023	September 30, 2022		September 30, 2023	September 30, 2022
Fuel contracts	$74,710	$(48,593)	Fuel	$9,540	$33,886
Fuel contracts	—	—	Other income (expense), net	417	(293)
Foreign currency contracts	(16,825)	(146,950)	Depreciation and amortization	(3,394)	(1,831)
Total gain (loss) recognized in other comprehensive loss	$57,885	$(195,543)		$6,563	$31,762

			Location of Gain
			(Loss) Reclassified
			from Accumulated	Amount of Gain (Loss) Reclassified
	Amount of Gain (Loss)		Other Comprehensive	from Accumulated Other
	Recognized in Other		Income (Loss) into	Comprehensive Income
Derivatives	Comprehensive Loss		Income (Expense)	(Loss) into Income (Expense)
	Nine Months	Nine Months		Nine Months	Nine Months
	Ended	Ended		Ended	Ended
	September 30, 2023	September 30, 2022		September 30, 2023	September 30, 2022
Fuel contracts	$33,640	$96,139	Fuel	$22,709	$80,037
Fuel contracts	—	—	Other income (expense), net	74	(293)
Foreign currency contracts	1,193	(342,881)	Depreciation and amortization	(8,893)	(4,365)
Interest rate contracts	—	—	Interest expense, net	—	(40)
Total gain (loss) recognized in other comprehensive loss	$34,833	$(246,742)		$13,890	$75,339

The effects of cash flow hedge accounting on the consolidated statements of operations include the following (in thousands):

	Three Months Ended September 30, 2023			Three Months Ended September 30, 2022
		Depreciation			Depreciation
		and	Other Income		and	Interest	Other Income
	Fuel	Amortization	(Expense), net	Fuel	Amortization	Expense, net	(Expense), net
Total amounts of income and expense line items presented in the consolidated statements of operations in which the effects of cash flow hedges are recorded	$170,893	$204,608	$12,060	$186,984	$186,551	$152,330	$31,461

Amount of gain (loss) reclassified from accumulated other comprehensive income (loss) into income (expense)
Fuel contracts	9,540	—	—	33,886	—	—	—
Foreign currency contracts	—	(3,394)	—	—	(1,831)	—	—

Amount of gain (loss) reclassified from accumulated other comprehensive income (loss) into income (expense) as a result that a forecasted transaction is no longer probable of occurring
Fuel contracts	—	—	417	—	—	—	(293)

	Nine Months Ended September 30, 2023			Nine Months Ended September 30, 2022
		Depreciation			Depreciation
		and	Other Income		and	Interest	Other Income
	Fuel	Amortization	(Expense), net	Fuel	Amortization	Expense, net	(Expense), net
Total amounts of income and expense line items presented in the consolidated statements of operations in which the effects of cash flow hedges are recorded	$530,003	$596,513	$(4,938)	$503,682	$547,214	$624,392	$100,572

Amount of gain (loss) reclassified from accumulated other comprehensive income (loss) into income (expense)
Fuel contracts	22,709	—	—	80,037	—	—	—
Foreign currency contracts	—	(8,893)	—	—	(4,365)	—	—
Interest rate contracts	—	—	—	—	—	(40)	—

Amount of gain (loss) reclassified from accumulated other comprehensive income (loss) into income (expense) as a result that a forecasted transaction is no longer probable of occurring
Fuel contracts	—	—	74	—	—	—	(293)

The effects of derivatives not designated as hedging instruments on the consolidated statements of operations include the following (in thousands):

		Amount of Gain (Loss) Recognized in Income
		Three Months Ended		Nine Months Ended
		September 30,		September 30,
	Location of Gain (Loss)	2023	2022	2023	2022
Derivatives not designated as hedging instruments
Fuel contracts	Other income (expense), net	$1,369	$(733)	$522	$33,345
Foreign currency contracts	Other income (expense), net	(24)	(1,905)	(1,552)	(13,761)

Long-Term Debt

As of September 30, 2023 and December 31, 2022, the fair value of our long-term debt, including the current portion, was $12.7 billion and $11.9 billion, respectively, which was $1.5 billion and $2.0 billion lower, respectively, than the carrying values, excluding deferred financing costs. The difference between the fair value and carrying value of our long-term debt is due to our fixed and variable rate debt obligations carrying interest rates that are above or below market rates at the measurement dates. The fair value of our long-term revolving and term loan facilities was calculated based on estimated rates for the same or similar instruments with similar terms and remaining maturities. The fair value of our exchangeable notes considers observable risk-free rates; credit spreads of the same or similar instruments; and share prices, tenors, and historical and implied volatilities which are sourced from observable market data. The inputs are considered to be Level 2 in the fair value hierarchy. Market risk associated with our long-term variable rate debt is the potential increase in interest expense from an increase in interest rates or from an increase in share values.

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

The following is a summary of restricted share unit activity for the nine months ended September 30, 2023:

	Number of	Weighted-	Number of	Weighted-	Number of	Weighted-
	Time-Based	Average Grant	Performance-	Average Grant	Market-	Average Grant
	Awards	Date Fair Value	Based Awards	Date Fair Value	Based Awards	Date Fair Value
Non-vested as of January 1, 2023	6,980,707	$22.83	2,749,939	$26.30	50,000	$59.43
Granted	6,051,412	15.19	1,155,674	16.35	—	—
Vested	(3,351,831)	24.66	(1,363,469)	22.14	—	—
Forfeited or expired	(416,871)	18.16	—	—	(50,000)	59.43
Non-vested as of September 30, 2023	9,263,417	17.38	2,542,144	24.01	—	—

Share Option Awards

The following table sets forth a summary of option activity under NCLH’s Restated 2013 Plan for the period presented:

							Weighted-
	Number of Share Option Awards			Weighted-Average Exercise Price			Average	Aggregate
	Time-	Performance-	Market-	Time-	Performance-	Market-	Contractual	Intrinsic
	Based	Based	Based	Based	Based	Based	Term	Value
	Awards	Awards	Awards	Awards	Awards	Awards	(years)	(in thousands)
Outstanding as of January 1, 2023	4,198,595	114,583	208,333	$51.92	$59.43	$59.43	2.29	$—
Forfeited and cancelled	(607,739)	—	(208,333)	45.47	—	59.43
Outstanding as of September 30, 2023	3,590,856	114,583	—	53.01	59.43	—	1.49	—

The compensation expense recognized for share-based compensation for the periods presented include the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Payroll and related expense	$4,592	$4,677	$13,925	$16,613
Marketing, general and administrative expense	18,971	21,406	82,329	72,310
Total share-based compensation expense	$23,563	$26,083	$96,254	$88,923

10.   Commitments and Contingencies

Ship Construction Contracts

For the Norwegian brand, we have four Prima Class Ships on order, each ranging from approximately 156,300 to 169,000 Gross Tons with 3,450 or more Berths, with currently scheduled delivery dates from 2025 through 2028. For the Regent brand, we have an order for one Explorer Class Ship to be delivered in 2023, which will be approximately 55,000 Gross Tons and 750 Berths. For the Oceania Cruises brand, we have an order for one additional Allura Class Ship to be delivered in 2025, which will be approximately 67,000 Gross Tons and 1,200 Berths. The impacts of initiatives to improve environmental sustainability and modifications the Company plans to make to its newbuilds and/or other macroeconomic conditions and events have resulted in delays in expected ship deliveries. These and other impacts could result in additional delays in ship deliveries in the future, which may be prolonged.

The combined contract prices, including amendments and change orders, of the six ships on order for delivery as of September 30, 2023 was approximately €6.3 billion, or $6.7 billion based on the euro/U.S. dollar exchange rate as of September 30, 2023. We have obtained export credit financing which is expected to fund approximately 80% of the contract price of each ship and related financing premiums, subject to certain conditions. We do not anticipate any contractual breaches or cancellations to occur. However, if any such events were to occur, it could result in, among other things, the forfeiture of prior deposits or payments made by us and potential claims and impairment losses which may materially impact our business, financial condition and results of operations.

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

Helms-Burton Act

On August 27, 2019, two lawsuits were filed against Norwegian Cruise Line Holdings Ltd. in the United States District Court for the Southern District of Florida under Title III of the Cuban Liberty and Solidarity (Libertad) Act of 1996, also known as the Helms-Burton Act. The complaint filed by Javier Garcia-Bengochea (the “Garcia-Bengochea Matter”) alleges that he holds an interest in the Port of Santiago, Cuba, and the complaint filed by Havana Docks Corporation (the “Havana Docks Matter”) alleges it holds an interest in the Havana Cruise Port Terminal, both of which were expropriated by the Cuban Government. The complaints further allege that the Company “trafficked” in those properties by embarking and disembarking passengers at these facilities, as well as profiting from the Cuban Government’s possession of the property. The plaintiffs seek all available statutory remedies, including the value of the expropriated property, plus interest, treble damages, attorneys’ fees and costs. On September 1, 2020, the district court in the Garcia-Bengochea Matter entered an order staying all case deadlines and administratively closed the case pending the outcome of an appeal in a related case brought by the same plaintiff, in which the district court granted another cruise line defendant judgment on the pleadings. As to the appeal in the related case, in November 2022, the Eleventh Circuit issued an opinion affirming the dismissal and, on February 8, 2023, issued its mandate to the district court. After the April 10, 2023 deadline for filing a petition for certiorari with the U.S. Supreme Court passed in the related appeals with the plaintiff taking no action there, on April 19, 2023, the plaintiff voluntarily dismissed with prejudice the action against the Company. In the Havana Docks Matter, after various motions challenging the sufficiency of plaintiff’s complaint were resolved and voluminous discovery was completed, both sides filed motions for summary judgment. On March 21, 2022, the court issued an order granting plaintiff’s motion for summary judgment on the issue of liability and denying the Company’s cross-motion for summary judgment. The court scheduled a trial on determination of damages only for November 2022. The plaintiff elected to seek what the court ruled to be its baseline statutory damage amount, which was the amount of the certified claim plus interest, trebled and with attorneys’ fees. Given this, there was no fact issue to be tried, and the matter was removed from the trial calendar. On December 30, 2022, the court entered a final judgment of approximately $112.9 million and, on January 23, 2023, the Company filed a notice of appeal from that judgment. On April 12, 2023, the Company posted a sufficient supersedeas bond with the court to prevent any efforts by the plaintiff to collect on the judgment pending the appeal. On June 30, 2023, the Company filed its opening appellate brief with the United States Court of Appeals for the Eleventh Circuit. On September 29, 2023, the plaintiff filed its answering brief responding to the Company’s opening brief in the Eleventh Circuit. For the Havana Docks Matter, we believe that the likelihood of loss is reasonably possible but not probable at this time; therefore, no liability has been recorded. The ability to make such estimates and judgments can be affected by various factors including, among other things: lack of legal precedent, stage of the proceedings, legal uncertainties inherent within the litigation process, availment of appellate remedies, and involvement of numerous parties. We continue to believe we have meritorious defenses to the Havana Docks Matter. However, if the plaintiff prevails in the final outcome of this matter, there may be a material adverse impact on the Company’s financial condition, results of operations and/or cash flows.

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

Other Contingencies

The Company also has agreements with its credit card processors that govern approximately $2.8 billion in advance ticket sales at September 30, 2023 that have been received by the Company relating to future voyages. These agreements allow the credit card processors to require under certain circumstances, including the existence of a material adverse change, excessive chargebacks and other triggering events, that the Company maintain a reserve which would be satisfied by posting collateral. Although the agreements vary, these requirements may generally be satisfied either through a percentage of customer payments withheld or providing cash funds directly to the card processor. Any cash reserve or collateral requested could be increased or decreased. As of September 30, 2023, we had cash reserves of approximately $42.0 million with credit card processors recognized in accounts receivable, net. During the nine months ended September 30, 2023, the Company received a return of cash collateral from one credit card processor of $500 million, which was previously classified as other long-term assets. We may be required to pledge additional collateral and/or post additional cash reserves or take other actions in the future that may adversely affect our liquidity.

11.   Other Income (Expense), Net

For the three and nine months ended September 30, 2023, other income (expense), net consisted of income of $12.1 million and losses of $4.9 million, respectively, primarily due to net gains and losses on foreign currency remeasurements. For the three and nine months ended September 30, 2022, other income (expense), net consisted of income of $31.5 million and $100.6 million, respectively, primarily due to gains on foreign currency remeasurements.

12.   Supplemental Cash Flow Information

For the nine months ended September 30, 2023 and 2022, we had non-cash investing activities consisting of changes in accruals related to property and equipment of $57.0 million and $101.7 million, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Concerning Forward-Looking Statements

Some of the statements, estimates or projections contained in this report are “forward-looking statements” within the meaning of the U.S. federal securities laws intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical facts contained, or incorporated by reference, in this report, including, without limitation, those regarding our business strategy, financial position, results of operations, plans, prospects, actions taken or strategies being considered with respect to our liquidity position, valuation and appraisals of our assets and objectives of management for future operations (including those regarding expected fleet additions, our expectations regarding the impact of macroeconomic conditions and recent global events, our expectations regarding cruise voyage occupancy, operational position, demand for voyages, plans or goals for our sustainability program and decarbonization efforts, our expectations for future cash flows and profitability, financing opportunities and extensions, and efforts to reduce operating expenses and capital expenditures) are forward-looking statements. Many, but not all, of these statements can be found by looking for words like “expect,” “anticipate,” “goal,” “project,” “plan,” “believe,” “seek,” “will,” “may,” “forecast,” “estimate,” “intend,” “future” and similar words. Forward-looking statements do not guarantee future performance and may involve risks, uncertainties and other factors which could cause our actual results, performance or achievements to differ materially from the future results, performance or achievements expressed or implied in those forward-looking statements. Examples of these risks, uncertainties and other factors include, but are not limited to the impact of:

●	adverse general economic factors, such as fluctuating or increasing levels of interest rates, inflation, unemployment, underemployment and the volatility of fuel prices, declines in the securities and real estate markets, and perceptions of these conditions that decrease the level of disposable income of consumers or consumer confidence;
●	the spread of epidemics, pandemics and viral outbreaks, including the COVID-19 pandemic, and their effect on the ability or desire of people to travel (including on cruises), which has adversely impacted and may continue to adversely impact our results, operations, outlook, plans, goals, growth, reputation, cash flows, liquidity, demand for voyages and share price;
●	implementing precautions in coordination with regulators and global public health authorities to protect the health, safety and security of guests, crew and the communities we visit and to comply with related regulatory restrictions;
●	our indebtedness and restrictions in the agreements governing our indebtedness that require us to maintain minimum levels of liquidity and be in compliance with maintenance covenants and otherwise limit our flexibility in operating our business, including the significant portion of assets that are collateral under these agreements;
●	our ability to work with lenders and others or otherwise pursue options to defer, renegotiate, refinance or restructure our existing debt profile, near-term debt amortization, newbuild related payments and other obligations and to work with credit card processors to satisfy current or potential future demands for collateral on cash advanced from customers relating to future cruises;
●	our need for additional financing or financing to optimize our balance sheet, which may not be available on favorable terms, or at all, and our outstanding exchangeable notes and any future financing which may be dilutive to existing shareholders;
●	the unavailability of ports of call;
●	future increases in the price of, or major changes, disruptions or reduction in, commercial airline services;

●	changes involving the tax and environmental regulatory regimes in which we operate, including new regulations aimed at reducing greenhouse gas emissions;
●	the accuracy of any appraisals of our assets as a result of the impact of the COVID-19 pandemic or otherwise;
●	our success in controlling operating expenses and capital expenditures;
●	trends in, or changes to, future bookings and our ability to take future reservations and receive deposits related thereto;
●	adverse events impacting the security of travel, or customer perceptions of the security of travel, such as terrorist acts, armed conflict, such as Russia’s invasion of Ukraine or the Israel-Hamas war, or threats thereof, acts of piracy, and other international events;
●	adverse incidents involving cruise ships;
●	breaches in data security or other disturbances to our information technology and other networks or our actual or perceived failure to comply with requirements regarding data privacy and protection;
●	changes in fuel prices and the type of fuel we are permitted to use and/or other cruise operating costs;
●	mechanical malfunctions and repairs, delays in our shipbuilding program, maintenance and refurbishments and the consolidation of qualified shipyard facilities;
●	the risks and increased costs associated with operating internationally;
●	our inability to recruit or retain qualified personnel or the loss of key personnel or employee relations issues;
●	impacts related to climate change and our ability to achieve our climate-related or other sustainability goals;
●	our inability to obtain adequate insurance coverage;
●	pending or threatened litigation, investigations and enforcement actions;
●	volatility and disruptions in the global credit and financial markets, which may adversely affect our ability to borrow and could increase our counterparty credit risks, including those under our credit facilities, derivatives, contingent obligations, insurance contracts and new ship progress payment guarantees;
●	any further impairment of our trademarks, trade names or goodwill;
●	our reliance on third parties to provide hotel management services for certain ships and certain other services;
●	fluctuations in foreign currency exchange rates;
●	our expansion into new markets and investments in new markets and land-based destination projects;
●	overcapacity in key markets or globally; and
●	other factors set forth under “Risk Factors” herein and in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on February 28, 2023 (“Annual Report on Form 10-K”).

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

Unless otherwise indicated in this report, the following terms have the meanings set forth below:

●	2024 Exchangeable Notes. On May 8, 2020, pursuant to an indenture among NCLC, as issuer, NCLH, as guarantor, and U.S. Bank National Association, as trustee, NCLC issued $862.5 million aggregate principal amount of exchangeable senior notes due 2024.
●	2025 Exchangeable Notes. On July 21, 2020, pursuant to an indenture among NCLC, as issuer, NCLH, as guarantor, and U.S. Bank National Association, as trustee, NCLC issued $450.0 million aggregate principal amount of exchangeable senior notes due 2025.
●	2027 1.125% Exchangeable Notes. On November 19, 2021, pursuant to an indenture among NCLC, as issuer, NCLH, as guarantor, and U.S. Bank National Association, as trustee, NCLC issued $1,150.0 million aggregate principal amount of exchangeable senior notes due 2027.
●	2027 2.5% Exchangeable Notes. On February 15, 2022, pursuant to an indenture among NCLC, as issuer, NCLH, as guarantor, and U.S. Bank National Association, as trustee, NCLC issued $473.2 million aggregate principal amount of exchangeable senior notes due 2027.
●	Adjusted EBITDA. EBITDA adjusted for other income (expense), net and other supplemental adjustments.
●	Adjusted EPS. Adjusted Net Income (Loss) divided by the number of diluted weighted-average shares outstanding.
●	Adjusted Gross Margin. Gross margin adjusted for payroll and related, fuel, food, other and ship depreciation. Gross margin is calculated pursuant to GAAP as total revenue less total cruise operating expense and ship depreciation.
●	Adjusted Net Cruise Cost Excluding Fuel. Net Cruise Cost Excluding Fuel adjusted for supplemental adjustments.
●	Adjusted Net Income (Loss). Net income (loss) adjusted for the effect of dilutive securities and other supplemental adjustments.
●	Allura Class Ships. Oceania Cruises’ Vista and Oceania Cruises’ Allura.
●	Berths. Double occupancy capacity per cabin (single occupancy per studio cabin) even though many cabins can accommodate three or more passengers.

●	Capacity Days. Berths available for sale multiplied by the number of cruise days for the period for ships in service.
●	Dry-dock. A process whereby a ship is positioned in a large basin where all of the fresh/sea water is pumped out in order to carry out cleaning and repairs of those parts of a ship which are below the water line.
●	EBITDA. Earnings before interest, taxes, and depreciation and amortization.
●	EPS. Earnings (loss) per share.
●	Explorer Class Ships. Regent’s Seven Seas Explorer, Seven Seas Splendor, and Seven Seas Grandeur.
●	GAAP. Generally accepted accounting principles in the U.S.
●	Gross Cruise Cost. The sum of total cruise operating expense and marketing, general and administrative expense.
●	Gross Tons. A unit of enclosed passenger space on a cruise ship, such that one gross ton equals 100 cubic feet or 2.831 cubic meters.
●	Net Cruise Cost. Gross Cruise Cost less commissions, transportation and other expense and onboard and other expense.
●	Net Cruise Cost Excluding Fuel. Net Cruise Cost less fuel expense.
●	Net Yield. Adjusted Gross Margin per Capacity Day.
●	Occupancy or Occupancy Percentage. The ratio of Passenger Cruise Days to Capacity Days. A percentage greater than 100% indicates that three or more passengers occupied some cabins.
●	Passenger Cruise Days. The number of passengers carried for the period, multiplied by the number of days in their respective cruises.
●	Prima Class Ships. Norwegian Prima, Norwegian Viva and four additional ships on order.
●	Revolving Loan Facility. $875 million senior secured revolving credit facility as of September 30, 2023, which was increased to $1.2 billion in October 2023.
●	SEC. U.S. Securities and Exchange Commission.
●	Senior Secured Credit Facility. The Credit Agreement, originally dated as of May 24, 2013, as amended and restated on October 31, 2014, June 6, 2016, October 10, 2017, January 2, 2019 and May 8, 2020, and as further amended on January 29, 2021, March 25, 2021, November 12, 2021 and December 6, 2022, by and among NCLC and Voyager Vessel Company, LLC, as co-borrowers, JPMorgan Chase Bank, N.A., as administrative agent and as collateral agent, and various lenders and agents, providing for a senior secured credit facility consisting of (i) the Revolving Loan Facility and (ii) the Term Loan A Facility.
●	Shipboard Retirement Plan. An unfunded defined benefit pension plan for certain crew members which computes benefits based on years of service, subject to certain requirements.

●	Term Loan A Facility. The senior secured term loan A facility having an outstanding principal amount of approximately $0.8 billion as of September 30, 2023. The Term Loan A Facility was fully repaid in October 2023.

Non-GAAP Financial Measures

We use certain non-GAAP financial measures, such as Adjusted Gross Margin, Net Yield, Net Cruise Cost, Adjusted Net Cruise Cost Excluding Fuel, Adjusted EBITDA, Adjusted Net Income (Loss) and Adjusted EPS, to enable us to analyze our performance. See “Terminology” for the definitions of these and other non-GAAP financial measures. We utilize Adjusted Gross Margin and Net Yield to manage our business on a day-to-day basis because they reflect revenue earned net of certain direct variable costs. We also utilize Net Cruise Cost and Adjusted Net Cruise Cost Excluding Fuel to manage our business on a day-to-day basis. In measuring our ability to control costs in a manner that positively impacts net income (loss), we believe changes in Adjusted Gross Margin, Net Yield, Net Cruise Cost and Adjusted Net Cruise Cost Excluding Fuel to be the most relevant indicators of our performance. Per Capacity Day data is not presented for the three or nine months ended September 30, 2022 as we do not consider it meaningful for comparison purposes due to our phased restart of cruise operations, which was completed in May 2022.

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

In February 2023, our $1 billion commitment letter was extended through February 2024, with an option for NCLC to further extend the commitments through February 2025 at its election. Simultaneously, the amount of the commitment was reduced to $650 million, which may be drawn in up to two draws, and in connection with the execution of the amended commitment letter, NCLC issued $250 million aggregate principal amount of 9.75% senior secured notes due 2028. NCLC used the net proceeds for general corporate purposes.

In October 2023, NCLC issued $790 million aggregate principal amount of 8.125% senior secured notes due 2029. The proceeds from the notes, together with cash on hand, were used to repay the Term Loan A Facility, including to pay any accrued and unpaid interest thereon, as well as related premiums, fees and expenses.

Also in October 2023, the Senior Secured Credit Facility was amended and restated, which among other things, increased the aggregate amount of the lenders’ revolving facility commitments from $875 million to $1.2 billion. No term loans remain outstanding.

See Note 7 – “Long-Term Debt” for more information.

Update on Bookings

The Company continues to experience healthy consumer demand with the cumulative booked position for the fourth quarter of 2023 ahead of 2019 levels at continued higher pricing. On a 12-month forward basis the Company also continues to be within its optimal booked position and at higher pricing. However, because of our cancellation policies, bookings may not be representative of actual revenues. Onboard revenue generation remains robust with broad-based strength across all revenue streams.

During the third quarter and into the fourth quarter, the Company experienced operational impacts from global events including the wildfires in Maui and the escalating conflict in Israel.

Pride of America, which offers year-round inter-island Hawaii itineraries, modified certain itineraries in August to avoid stressing local resources in Maui. Beginning in early September, with the guidance and encouragement of the Hawaii Governor and Hawaii Tourism Authority, the Company resumed scheduled weekly calls to Kahului, Maui. However, following the wildfires the Company experienced a temporary slowdown in close-in bookings for sailings in Hawaii, primarily concentrated in the fourth quarter of 2023. Demand has improved in recent weeks and is now approaching normalized levels. In addition to Pride of America, the Company also had one additional ship operating in the region, Norwegian Spirit, bringing total capacity with calls to Hawaii to approximately 6% for the fourth quarter of 2023.

In addition, as a result of the escalation of the conflict in Israel, the Company has cancelled and redirected all calls to Israel and certain calls to the surrounding region for the remainder of 2023. The Company is also in the process of cancelling all calls to Israel in 2024 as well and will continue to closely monitor and evaluate future sailings and adjust as needed. Prior to the conflict, approximately 7% of capacity in the fourth quarter of 2023 and 4% of capacity for the full year 2024 visited the Middle East, which includes Bahrain, Cyprus, Egypt, Israel, Jordan, Oman, Qatar, Saudi Arabia, and United Arab Emirates.

Occupancy averaged 106.1% for the third quarter of 2023 reflective of the Company’s strategic shift to longer, more immersive itineraries. Full year 2023 Occupancy is expected to average 102.6%, which includes temporary disruptions impacting the fourth quarter.

Macroeconomic Trends and Uncertainties

As a result of conditions associated with global macroeconomic events, the global economy, including the financial and credit markets, has experienced volatility and disruptions, including impacts to inflation rates, fuel prices, foreign currencies and interest rates. Our costs have been, and are expected to continue to be, adversely impacted by these factors. We have used, and may continue to use, derivative instruments to attempt to mitigate the risk of volatility in fuel prices and interest rates. The Company currently has hedged approximately 45%, 36% and 8% of its total projected metric tons of fuel consumption for the remainder of 2023, 2024 and 2025, respectively. In an attempt to mitigate risks related to inflation, our supply chain department has negotiated contracts with varying terms, with a goal of providing us with the ability to take advantage of cost declines when they occur, and diversified our sourcing options. These strategies may not fully offset the impact of current macroeconomic conditions; however, during the third quarter of 2023, we continued to see progress from our ongoing margin enhancement initiative. The Company continues to prioritize identifying and evaluating a variety of initiatives to improve its cost structure and margin profile, while preserving its brand equity and optimal guest satisfaction levels. Furthermore, we are exposed to fluctuations in the euro exchange rate for certain portions of ship construction contracts that have not been hedged. See “Item 1A. Risk Factors” in our Annual Report on Form 10-K for additional information.

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

Quarterly Overview

Three months ended September 30, 2023 (“2023”) compared to three months ended September 30, 2022 (“2022”)

●	Total revenue increased to $2.5 billion compared to $1.6 billion.
●	Net income (loss) and diluted EPS were $345.9 million and $0.71, respectively, compared to $(295.4) million and $(0.70), respectively.
●	Operating income was $523.3 million compared to operating loss of $(185.2) million.
●	Gross margin was $862.7 million compared to $202.2 million. Adjusted Gross Margin was $1.8 billion compared to $1.1 billion.
●	Adjusted Net Income and Adjusted EPS were $388.0 million and $0.76, respectively, in 2023, which included $24.6 million of adjustments primarily related to share-based compensation. Adjusted Net Loss and Adjusted EPS were $(268.3) million and $(0.64), respectively, in 2022, which included $27.1 million of adjustments primarily related to share-based compensation.
●	Adjusted EBITDA improved to $752.1 million compared to $28.1 million.

We refer you to our “Results of Operations” below for a calculation of Adjusted Gross Margin, Adjusted Net Income (Loss), Adjusted EPS and Adjusted EBITDA.

Results of Operations

The following table sets forth selected statistical information:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Passengers carried	740,658	526,838	2,067,653	1,111,931
Passenger Cruise Days	6,176,403	3,982,559	17,455,259	8,411,308
Capacity Days	5,820,448	4,887,415	16,749,283	12,505,203
Occupancy Percentage	106.1%	81.5%	104.2%	67.3%

Adjusted Gross Margin and Net Yield were calculated as follows (in thousands, except Capacity Days and Yield data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Total revenue	$2,536,037	$1,615,510	$6,563,468	$3,324,631
Less:
Total cruise operating expense	1,482,746	1,238,898	4,146,774	3,047,627
Ship depreciation	190,549	174,393	555,617	511,785
Gross margin	862,742	202,219	1,861,077	(234,781)
Ship depreciation	190,549	174,393	555,617	511,785
Payroll and related	323,862	287,390	936,237	790,697
Fuel	170,893	186,984	530,003	503,682
Food	87,839	76,810	271,575	177,483
Other	165,432	208,176	476,123	623,374
Adjusted Gross Margin	$1,801,317	$1,135,972	$4,630,632	$2,372,240
Capacity Days	5,820,448	4,887,415	16,749,283	12,505,203
Gross margin per Capacity Day	$148.23		$111.11
Net Yield	$309.48		$276.47

Gross Cruise Cost, Net Cruise Cost, Net Cruise Cost Excluding Fuel and Adjusted Net Cruise Cost Excluding Fuel were calculated as follows (in thousands, except Capacity Days and per Capacity Day data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Total cruise operating expense	$1,482,746	$1,238,898	$4,146,774	$3,047,627
Marketing, general and administrative expense	325,365	375,291	1,013,600	1,000,578
Gross Cruise Cost	1,808,111	1,614,189	5,160,374	4,048,205
Less:
Commissions, transportation and other expense	546,026	352,798	1,462,565	696,946
Onboard and other expense	188,694	126,740	470,271	255,445
Net Cruise Cost	1,073,391	1,134,651	3,227,538	3,095,814
Less: Fuel expense	170,893	186,984	530,003	503,682
Net Cruise Cost Excluding Fuel	902,498	947,667	2,697,535	2,592,132
Less Other Non-GAAP Adjustments:
Non-cash deferred compensation (1)	578	700	1,734	2,098
Non-cash share-based compensation (2)	23,563	26,083	96,254	88,923
Adjusted Net Cruise Cost Excluding Fuel	$878,357	$920,884	$2,599,547	$2,501,111
Capacity Days	5,820,448	4,887,415	16,749,283	12,505,203
Gross Cruise Cost per Capacity Day	$310.65		$308.10
Net Cruise Cost per Capacity Day	$184.42		$192.70
Net Cruise Cost Excluding Fuel per Capacity Day	$155.06		$161.05
Adjusted Net Cruise Cost Excluding Fuel per Capacity Day	$150.91		$155.20
(1)	Non-cash deferred compensation expenses related to the crew pension plan and other crew expenses, which are included in payroll and related expense.
(2)	Non-cash share-based compensation expenses related to equity awards, which are included in marketing, general and administrative expense and payroll and related expense.

Adjusted Net Income (Loss) and Adjusted EPS were calculated as follows (in thousands, except share and per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Net income (loss)	$345,868	$(295,394)	$272,663	$(1,787,429)
Effect of dilutive securities - exchangeable notes	17,510	—	13,809	—
Net income (loss) and assumed conversion of exchangeable notes	363,378	(295,394)	286,472	(1,787,429)
Non-GAAP Adjustments:
Non-cash deferred compensation (1)	1,009	1,012	3,029	3,036
Non-cash share-based compensation (2)	23,563	26,083	96,254	88,923
Extinguishment and modification of debt (3)	—	—	3,153	188,433
Adjusted Net Income (Loss)	$387,950	$(268,299)	$388,908	$(1,507,037)
Diluted weighted-average shares outstanding - Net income (loss) and assumed conversion of exchangeable notes and Adjusted Net Income (Loss)	511,585,445	420,798,538	460,819,375	419,224,710
Diluted EPS	$0.71	$(0.70)	$0.62	$(4.26)
Adjusted EPS	$0.76	$(0.64)	$0.84	$(3.59)
(1)	Non-cash deferred compensation expenses related to the crew pension plan and other crew expenses, which are included in payroll and related expense and other income (expense), net.
(2)	Non-cash share-based compensation expenses related to equity awards, which are included in marketing, general and administrative expense and payroll and related expense.
(3)	Losses on extinguishment of debt and modification of debt are included in interest expense, net.

EBITDA and Adjusted EBITDA were calculated as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Net income (loss)	$345,868	$(295,394)	$272,663	$(1,787,429)
Interest expense, net	181,201	152,330	530,150	624,392
Income tax (benefit) expense	8,309	(10,705)	(1,170)	(7,179)
Depreciation and amortization expense	204,608	186,551	596,513	547,214
EBITDA	739,986	32,782	1,398,156	(623,002)
Other (income) expense, net (1)	(12,060)	(31,461)	4,938	(100,572)
Other Non-GAAP Adjustments:
Non-cash deferred compensation (2)	578	700	1,734	2,098
Non-cash share-based compensation (3)	23,563	26,083	96,254	88,923
Adjusted EBITDA	$752,067	$28,104	$1,501,082	$(632,553)
(1)	Primarily consists of gains and losses, net for foreign currency remeasurements.
(2)	Non-cash deferred compensation expenses related to the crew pension plan and other crew expenses, which are included in payroll and related expense.
(3)	Non-cash share-based compensation expenses related to equity awards, which are included in marketing, general and administrative expense and payroll and related expense.

Three months ended September 30, 2023 (“2023”) compared to three months ended September 30, 2022 (“2022”)

Revenue

Total revenue increased to $2.5 billion in 2023 compared to $1.6 billion in 2022. In 2023, revenue primarily increased as a result of increases in our Occupancy following our return to service with 6.2 million Passenger Cruise Days compared to 4.0 million in 2022.

Expense

Total cruise operating expense increased 19.7% in 2023 compared to 2022. In 2023, our cruise operating expenses increased due to the phased Occupancy ramp-up, resulting in higher direct variable costs of fully operating ships. Additionally, cruise operating expenses increased as a result of the deliveries of Norwegian Prima, Norwegian Viva and Oceania Cruises’ Vista in 2022 and 2023. Gross Cruise Cost increased 12.0% in 2023 compared to 2022 primarily related to the change in costs described above. Total other operating expense decreased 5.7% in 2023 compared to 2022 primarily due to a decrease in marketing costs.

Interest expense, net was $181.2 million in 2023 compared to $152.3 million in 2022. The increase in interest expense is primarily as a result of higher rates.

Other income (expense), net was income of $12.1 million in 2023 compared to $31.5 million in 2022. The income primarily related to net gains and losses on foreign currency remeasurements.

Nine months ended September 30, 2023 (“2023”) compared to nine months ended September 30, 2022 (“2022”)

Revenue

Total revenue increased to $6.6 billion in 2023 compared to $3.3 billion in 2022. In 2023, revenue primarily increased as a result of increases in our Occupancy following our return to service with 17.5 million Passenger Cruise Days compared to 8.4 million in 2022.

Expense

Total cruise operating expense increased 36.1% in 2023 compared to 2022. In 2023, our cruise operating expenses increased due to the resumption of voyages, resulting in higher payroll, food and direct variable costs of fully operating ships. In 2022, the nine months started with 16 ships operating with guests onboard and ended with the full fleet in service, which was completed in May 2022. Gross Cruise Cost increased 27.5% in 2023 compared to 2022 primarily related to the change in costs described above. Total other operating expense increased 4.0% in 2023 compared to 2022 primarily due to higher depreciation expense as a result of the deliveries of Norwegian Prima, Norwegian Viva and Oceania Cruises’ Vista in 2022 and 2023.

Interest expense, net was $530.2 million in 2023 compared to $624.4 million in 2022. The decrease in interest expense reflects lower losses in 2023 from extinguishment of debt and debt modification costs, which were $3.2 million in 2023 compared to $188.4 million in 2022. Excluding these losses, interest expense increased primarily as a result of higher rates.

Other income (expense), net was expense of $4.9 million in 2023 compared to income of $100.6 million in 2022. The income and expense primarily related to net gains and losses on foreign currency remeasurements.

Liquidity and Capital Resources

General

As of September 30, 2023, our liquidity was approximately $2.2 billion, including cash and cash equivalents of $681.6 million and borrowings available under our $875 million fully undrawn Revolving Loan Facility and $650 million undrawn commitment less related fees. Our primary ongoing liquidity requirements are to finance working capital, capital expenditures and debt service.

In February 2023, NCLC issued $600 million aggregate principal amount of 8.375% senior secured notes due 2028. The proceeds from the notes were used to repay the loans outstanding under our Term Loan A Facility that otherwise would have become due in January 2024, including to pay any accrued and unpaid interest thereon, as well as related premiums, fees and expenses.

In February 2023, our $1 billion commitment letter was extended through February 2024, with an option for NCLC to further extend the commitments through February 2025 at its election. Simultaneously, the amount of the commitment was reduced to $650 million, which may be drawn in up to two draws, and in connection with the execution of the amended commitment letter, NCLC issued $250 million aggregate principal amount of 9.75% senior secured notes due 2028. NCLC used the net proceeds for general corporate purposes.

In October 2023, NCLC issued $790 million aggregate principal amount of 8.125% senior secured notes due 2029. The proceeds from the notes, together with cash on hand, were used to repay the Term Loan A Facility, including to pay any accrued and unpaid interest thereon, as well as related premiums, fees and expenses.

Also in October 2023, the Senior Secured Credit Facility was amended and restated, which among other things, increased the aggregate amount of the lenders’ revolving facility commitments from $875 million to $1.2 billion. No term loans remain outstanding.

See Note 7 – “Long-Term Debt” for more information on the above financing transactions.

The estimation of our future cash flow projections includes numerous assumptions that are subject to various risks and uncertainties. Refer to Note 2 – “Summary of Significant Accounting Policies” in our Annual Report on Form 10-K for further information on liquidity. Refer to “Item 1A. Risk Factors” herein and in our Annual Report on Form 10-K for risks and uncertainties that may cause our results to differ from our expectations.

There can be no assurance that the accuracy of the assumptions used to estimate our liquidity requirements will be correct, and our ability to be predictive is uncertain due to the dynamic nature of the current operating environment, including any current macroeconomic events and conditions such as inflation, rising fuel prices and rising interest rates. Based on the liquidity estimates and our current resources, we have concluded we have sufficient liquidity to satisfy our obligations for at least the next 12 months. Within the next twelve months we will pursue refinancings in order to reduce interest expense and/or extend debt maturities. There is no assurance that cash flows from operations and additional financings will be available in the future to fund our future obligations. Beyond the next 12 months, we will pursue refinancings and other balance sheet optimization transactions in order to reduce interest expense and/or extend debt maturities.

We have received amendments to certain financial and other debt covenants, including the modification of our free liquidity requirements. At September 30, 2023, taking into account such amendments, we were in compliance with all of our debt covenants. If we do not continue to remain in compliance with our covenants, we would have to seek additional amendments to or waivers of the covenants. However, no assurances can be made that such amendments or waivers would be approved by our lenders. Generally, if an event of default under any debt agreement occurs, then pursuant to cross default and/or cross acceleration clauses, substantially all of our outstanding debt and derivative contract payables could become due, and all debt and derivative contracts could be terminated, which would have a material adverse impact to our operations and liquidity.

Our Moody’s long-term issuer rating is B2, our senior secured rating is B1 and our senior unsecured rating is Caa1. Our S&P Global issuer credit rating is B, our issue-level rating on our $1.2 billion Revolving Loan Facility, 2028 Senior Secured Notes and 2029 Senior Secured Notes is BB-, our issue-level rating on our other senior secured notes is B+ and our senior unsecured rating is CCC+. If our credit ratings were to be downgraded, or general market conditions were to ascribe higher risk to our rating levels, our industry, or us, our access to capital and the cost of any debt or equity financing will be further negatively impacted. We also have capacity to incur additional indebtedness under our debt agreements and may issue additional ordinary shares from time to time, subject to our authorized number of ordinary shares. However, there is no guarantee that debt or equity financings will be available in the future to fund our obligations, or that they will be available on terms consistent with our expectations.

As of September 30, 2023, we had advance ticket sales of $3.1 billion, including the long-term portion, which included approximately $71.3 million of future cruise credits. We also have agreements with our credit card processors that, as of September 30, 2023, governed approximately $2.8 billion in advance ticket sales that had been received by the Company relating to future voyages. These agreements allow the credit card processors to require under certain circumstances, including the existence of a material adverse change, excessive chargebacks and other triggering events, that the Company maintain a reserve which would be satisfied by posting collateral. Although the agreements vary, these requirements may generally be satisfied either through a percentage of customer payments withheld or providing cash funds directly to the card processor. Any cash reserve or collateral requested could be increased or decreased. As of September 30, 2023, we had cash collateral reserves of approximately $42.0 million with credit card processors recognized in accounts receivable, net. During the nine months ended September 30, 2023, the Company received a return of cash collateral from one credit card processor of $500 million, which was previously classified as other long-term assets. We may be required to pledge additional collateral and/or post additional cash reserves or take other actions in the future that may adversely affect our liquidity.

Sources and Uses of Cash

In this section, references to “2023” refer to the nine months ended September 30, 2023 and references to “2022” refer to the nine months ended September 30, 2022.

Net cash provided by operating activities was $1.7 billion in 2023 as compared to net cash used in operating activities of $26.6 million in 2022. The net cash provided by (used in) operating activities included net income (losses) and timing differences in cash receipts and payments relating to operating assets and liabilities. The net cash provided by operating activities includes the return of $500 million cash collateral from one credit card processor in 2023. Advance ticket sales increased by $419.4 million in 2023 and by $713.4 million in 2022. The net loss also includes losses on extinguishment of debt of $188.4 million in 2022.

Net cash used in investing activities was $2.2 billion in 2023 and $1.6 billion in 2022. The net cash used in investing activities was primarily related to newbuild payments in 2023. The net cash used in investing activities was primarily related to the delivery of Norwegian Prima in 2022.

Net cash provided by financing activities was $194.5 million in 2023 primarily due to newbuild loans and $850 million from our various note offerings, partially offset by debt repayments and a net decrease in our Revolving Loan Facility balance. Net cash provided by financing activities was $1.3 billion in 2022 primarily due to newbuild loans and the proceeds of $2.1 billion from our various note offerings, partially offset by debt repayments and related redemption premiums associated with extinguishment of certain senior secured notes.

Future Capital Commitments

Future capital commitments consist of contracted commitments, including ship construction contracts. Anticipated expenditures related to ship construction contracts as of September 30, 2023 were $0.6 billion for the remainder of 2023 and $0.4 billion and $1.9 billion for the years ending December 31, 2024 and 2025, respectively, reflecting delays in certain scheduled ship delivery dates. As of September 30, 2023, the Company has export credit financing in place for the anticipated expenditures related to ship construction contracts of $0.5 billion for the remainder of 2023 and $0.2 billion and $1.4 billion for the years ending December 31, 2024 and 2025, respectively. Anticipated non-newbuild capital expenditures for the remainder of 2023 are approximately $135 million. Future expected capital expenditures will significantly increase our depreciation and amortization expense.

For the Norwegian brand, we have four Prima Class Ships on order, each ranging from approximately 156,300 to 169,000 Gross Tons with 3,450 or more Berths, with currently scheduled delivery dates from 2025 through 2028. For the Regent brand, we have an order for one Explorer Class Ship to be delivered in 2023, which will be approximately 55,000 Gross Tons and 750 Berths. For the Oceania Cruises brand, we have an order for one additional Allura Class Ship to be delivered in 2025, which will be approximately 67,000 Gross Tons and 1,200 Berths. The impacts of initiatives to improve environmental sustainability and modifications the Company plans to make to its newbuilds and/or other macroeconomic conditions and events have resulted in delays in expected ship deliveries. These and other impacts could result in additional delays in ship deliveries in the future, which may be prolonged.

As of September 30, 2023, the combined contract prices, including amendments and change orders, of the six ships on order for delivery was approximately €6.3 billion, or $6.7 billion based on the euro/U.S. dollar exchange rate as of September 30, 2023. We have obtained export credit financing which is expected to fund approximately 80% of the contract price of each ship and related financing premiums, subject to certain conditions. We do not anticipate any contractual breaches or cancellations to occur. However, if any such events were to occur, it could result in, among other things, the forfeiture of prior deposits or payments made by us and potential claims and impairment losses which may materially impact our business, financial condition and results of operations.

Capitalized interest for the three months ended September 30, 2023 and 2022 was $13.4 million and $17.0 million, respectively, and for the nine months ended September 30, 2023 and 2022 was $44.7 million and $45.1 million, respectively, primarily associated with the construction of our newbuild ships.

Material Cash Requirements

As of September 30, 2023, our material cash requirements for debt and ship construction were as follows (in thousands):

	Remainder of
	2023	2024	2025	2026	2027	2028	Thereafter	Total
Long-term debt (1)	$455,734	$2,411,426	$2,476,837	$2,588,560	$3,529,872	$2,066,458	$3,015,814	$16,544,701
Ship construction contracts (2)	569,429	270,304	1,828,875	1,272,693	1,221,287	1,137,655	—	6,300,243
Total	$1,025,163	$2,681,730	$4,305,712	$3,861,253	$4,751,159	$3,204,113	$3,015,814	$22,844,944
(1)	Includes principal as well as estimated interest payments with Term SOFR held constant as of September 30, 2023. Includes exchangeable notes which can be settled in shares. Excludes the impact of any future possible refinancings and undrawn export-credit backed facilities.
(2)	Ship construction contracts are for our newbuild ships based on the euro/U.S. dollar exchange rate as of September 30, 2023. As of September 30, 2023, we have committed undrawn export-credit backed facilities of approximately $5.8 billion which funds approximately 80% of our ship construction contracts.

Funding Sources

Certain of our debt agreements contain covenants that, among other things, require us to maintain a minimum level of liquidity, as well as limit our net funded debt-to-capital ratio and maintain certain other ratios. Substantially all of our ships and certain other assets are pledged as collateral for certain of our debt. We have received amendments to certain financial and other debt covenants, including the modification of our free liquidity requirements. After taking into account such amendments, we believe we were in compliance with these covenants as of September 30, 2023.

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

We believe our cash on hand, the availability under the Revolving Loan Facility and undrawn commitment less related fees, expected future operating cash inflows and our ability to issue debt securities or additional equity securities, will be sufficient to fund operations, debt payment requirements, capital expenditures and maintain compliance with covenants under our debt agreements over the next 12-month period. Refer to “—Liquidity and Capital Resources—General” for further information regarding the debt covenant waivers and liquidity requirements.

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

Interest Rate Risk

As of September 30, 2023, 88% of our debt was fixed and 12% was variable. As of December 31, 2022, 75% of our debt was fixed and 25% was variable. The change in our fixed rate percentage from December 31, 2022 to September 30, 2023 was primarily due to the addition of fixed rate debt, which partially replaced variable rate debt. Based on our September 30, 2023 outstanding variable rate debt balance, a one percentage point increase in annual Term SOFR interest rates would increase our annual interest expense by approximately $16.4 million excluding the effects of capitalization of interest.

Foreign Currency Exchange Rate Risk

As of September 30, 2023, we had foreign currency derivatives to hedge the exposure to volatility in foreign currency exchange rates related to our ship construction contracts denominated in euros. These derivatives hedge the foreign currency exchange rate risk on a portion of the payments on our ship construction contracts. The payments not hedged aggregate €5.5 billion, or $5.8 billion based on the euro/U.S. dollar exchange rate as of September 30, 2023. As of December 31, 2022, the payments not hedged aggregated €4.5 billion, or $4.8 billion, based on the euro/U.S. dollar exchange rate as of December 31, 2022. The change from December 31, 2022 to September 30, 2023 was due to an increase in contract price for our newbuild agreements. We estimate that a 10% change in the euro as of September 30, 2023 would result in a $0.6 billion change in the U.S. dollar value of the foreign currency denominated remaining payments.

Fuel Price Risk

Our exposure to market risk for changes in fuel prices relates to the forecasted purchases of fuel on our ships. Fuel expense, as a percentage of our total cruise operating expense, was 11.5% and 15.1% for the three months ended September 30, 2023 and 2022, respectively, and 12.8% and 16.5% for the nine months ended September 30, 2023 and 2022, respectively. We use fuel derivative agreements to mitigate the financial impact of fluctuations in fuel prices and as of September 30, 2023, we had hedged approximately 45% and 24% of our remaining 2023 and 2024 projected metric tons of fuel purchases, respectively. As of December 31, 2022, we had hedged approximately 50% of our 2023 projected metric tons of fuel purchases. The percentage of fuel purchases hedged changed between December 31, 2022 and September 30, 2023 primarily due to the addition of fuel swaps in 2024 and the maturity of fuel swaps in 2023.

We estimate that a 10% increase in our weighted-average fuel price would increase our anticipated 2023 fuel expense by $21.7 million. This increase would be offset by an increase in the fair value of all our fuel swap agreements of $12.3 million. Fair value of our derivative contracts is derived using valuation models that utilize the income valuation approach. These valuation models take into account the contract terms such as maturity, as well as other inputs such as fuel types, fuel curves, creditworthiness of the counterparty and the Company, as well as other data points.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, as of September 30, 2023. There are inherent limitations in the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon management’s evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2023 to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that it is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Changes in tax laws or challenges to our tax positions could adversely affect our results of operations and financial condition.

We believe and have taken the position that our income that is considered to be derived from the international operation of ships as well as certain income that is considered to be incidental to such income (“shipping income”), is exempt from U.S. federal income taxes under Section 883, based upon certain assumptions as to shareholdings and other information as more fully described in “Item 1—Business—Taxation” of our Annual Report on Form 10-K. The provisions of Section 883 are subject to change at any time, possibly with retroactive effect.

We believe and have taken the position that substantially all of our income derived from the international operation of ships is properly categorized as shipping income and that we do not have a material amount of non-qualifying income. It is possible, however, that a much larger percentage of our income does not qualify (or will not qualify) as shipping income. Moreover, the exemption for shipping income is only available for years in which NCLH will satisfy complex stock ownership tests or the publicly traded test under Section 883 as described in “Item 1—Business—Taxation—Exemption of International Shipping Income under Section 883 of the Code” of our Annual Report on Form 10-K. There are factual circumstances beyond our control, including changes in the direct and indirect owners of NCLH’s ordinary shares, which could cause us or our subsidiaries to lose the benefit of this tax exemption. Finally, any changes in our operations could significantly increase our exposure to either the Net Tax Regime or the 4% Regime (each as defined in “Item 1—Business—Taxation” of our Annual Report on Form 10-K), and we can give no assurances on this matter.

If we or any of our subsidiaries were not to qualify for the exemption under Section 883, our or such subsidiary’s U.S.-source income would be subject to either the Net Tax Regime or the 4% Regime (each as defined in “Item 1—Business—Taxation” of our Annual Report on Form 10-K). As of the date of this filing, we believe that NCLH and its subsidiaries will satisfy the publicly traded test imposed under Section 883 and therefore believe that NCLH will qualify for the exemption under Section 883. However, as discussed above, there are factual circumstances beyond our control that could cause NCLH to not meet the stock ownership or publicly traded tests. Therefore, we can give no assurances on this matter. We refer you to “Item 1—Business—Taxation” of our Annual Report on Form 10-K.

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

The various tax regimes to which we are currently subject result in a relatively low effective tax rate on our worldwide income. These tax regimes, however, are subject to change, possibly with retroactive effect. For example, legislation has been proposed in the past that would eliminate the benefits of the exemption from U.S. federal income tax under Section

883 and subject all or a portion of our shipping income to taxation in the U.S. Moreover, changes in tax laws could adversely affect our tax position, including our effective tax rate, tax payments and exemption of branch profits and dividend withholding taxes under the U.S. – U.K. Income Tax Treaty on income derived in respect of our U.S.–flagged operation. For example, the Organization for Economic Co-operation and Development and numerous jurisdictions (including the United Kingdom) have had an increased focus on issues concerning the taxation of multinational businesses and have adopted several related reforms, including the implementation of a global minimum tax rate of at least 15% for large multinational businesses starting January 1, 2024 or later, which could have a material adverse effect on our aggregate tax liability and effective tax rate. We are monitoring these developments and are in the process of reorganizing our organizational structure as a result of global tax reform. If our current assumptions and interpretations regarding the global minimum tax rules or our efforts to reorganize prove to be incorrect for any reason, our business, financial condition and results of operations could be materially adversely affected. We expect global tax reform will continue to evolve over the coming years.

At the present time, there is no Bermuda income or profits tax, withholding tax, capital gains tax, capital transfer tax, estate duty or inheritance tax payable by our shareholders in respect of our shares. We have obtained an assurance from the Minister of Finance of Bermuda under the Exempted Undertakings Tax Protection Act 1966 that, in the event that any legislation is enacted in Bermuda imposing any tax computed on profits or income, or computed on any capital asset, gain or appreciation or any tax in the nature of estate duty or inheritance tax, such tax shall not, until March 31, 2035, be applicable to us or to any of our operations or to our shares, debentures or other obligations except insofar as such tax applies to persons ordinarily resident in Bermuda or to any taxes payable by us in respect of real property owned or leased by us in Bermuda. Given the limited duration of the Bermuda Minister's assurance, it cannot be certain that the Company will not be subject to any Bermuda tax after March 31, 2035.

The Bermuda government has issued public consultation papers as part of its considerations on the introduction a corporate income tax on August 8, 2023 and October 5, 2023. A third public consultation paper, including draft legislation, is expected to be released on or about November 10, 2023. Under the current proposals as outlined in the first and second consultation papers, Bermuda corporate income tax would apply only to Bermuda businesses that are part of multinational enterprise groups with EUR 750 million or more in annual revenues in at least two of the four fiscal years immediately preceding the fiscal year in question. The proposed Bermuda corporate income tax legislation is currently anticipated to be effective for fiscal years beginning on or after January 1, 2025. The Bermuda government has indicated that it believes that it is reasonable and proportionate for any new Bermuda corporate income tax regime to supersede any existing tax assurances held by entities that are within the scope of the new Bermuda corporate income tax. Although we cannot predict when or if any new Bermuda corporate income tax law will be adopted or will become effective, the imposition of a Bermuda corporate income tax could, if applicable to the Company (or any Bermuda incorporated subsidiary of the Company), have a material adverse effect on the Company's financial condition and results of operations.

In addition, there cannot be certainty that the relevant tax authorities are in agreement with our interpretation of applicable tax laws. If our tax positions are challenged by relevant tax authorities, the imposition of additional taxes could increase our effective tax rate and have a negative effect on our business, financial condition and results of operations. The occurrence of any of the foregoing tax risks could have a material adverse effect on our business, financial condition and results of operations.

Item 5. Other Information

10b5-1 Trading Arrangements

During the three months ended September 30, 2023, none of our directors or officers subject to Section 16 of the Securities Exchange Act of 1934 adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (in each case, as defined in Item 408(a) of Regulation S-K).

Item 6. Exhibits

4.1

Indenture, dated October 18, 2023, by and among NCL Corporation Ltd., as issuer, the guarantors party thereto, U.S. Bank Trust Company, National Association, as trustee, principal paying agent, transfer agent and registrar, and JPMorgan Chase Bank, N.A., as security agent, with respect to $790.0 million aggregate principal amount of 8.125% senior secured notes due 2029 (incorporated herein by reference to Exhibit 4.1 to Norwegian Cruise Line Holdings Ltd.’s Form 8-K filed on October 19, 2023 (File No. 001-35784))

10.1

Employment Agreement by and between NCL (Bahamas) Ltd. and Mark Kempa, effective as of July 17, 2023 (incorporated herein by reference to Exhibit 10.1 to Norwegian Cruise Line Holdings Ltd.’s Form 8-K filed on July 21, 2023 (File No. 001-35784))†

10.2

Employment Agreement by and between Prestige Cruise Services LLC and Andrea DeMarco, effective as of July 17, 2023 (incorporated herein by reference to Exhibit 10.17 to Norwegian Cruise Line Holdings Ltd.’s Form 10-Q filed on August 8, 2023 (File No. 001-35784))†

10.3

Employment Agreement by and between Prestige Cruise Services LLC and Frank A. Del Rio, effective as of July 17, 2023 (incorporated herein by reference to Exhibit 10.18 to Norwegian Cruise Line Holdings Ltd.’s Form 10-Q filed on August 8, 2023 (File No. 001-35784))†

10.4

Sixth Amended and Restated Credit Agreement, dated October 18, 2023, by and among NCL Corporation Ltd., as borrower, Voyager Vessel Company, LLC, as co-borrower, the subsidiary guarantors party thereto, the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent and as collateral agent, and the joint bookrunners and arrangers and co-documentation agents named thereto. (incorporated herein by reference to Exhibit 10.1 to Norwegian Cruise Line Holdings Ltd.’s Form 8-K filed on October 19, 2023 (File No. 001-35784))#

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

The following unaudited consolidated financial statements from Norwegian Cruise Line Holdings Ltd.’s Quarterly Report on Form 10‑Q for the quarterly period ended September 30, 2023, formatted in Inline XBRL:

(i) the Consolidated Statements of Operations for the three and nine months ended September 30, 2023 and 2022;

(ii) the Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2023 and 2022;

(iii) the Consolidated Balance Sheets as of September 30, 2023 and December 31, 2022;

(iv) the Consolidated Statements of Cash Flows for the nine months ended September 30, 2023 and 2022;

(v) the Consolidated Statements of Changes in Shareholders’ Equity for the three and nine months ended September 30, 2023 and 2022; and

(vi) the Notes to the Consolidated Financial Statements.

104*

The cover page from Norwegian Cruise Line Holdings Ltd.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, formatted in Inline XBRL and included in the interactive data files submitted as Exhibit 101.

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

Dated: November 8, 2023