Form 10-K
period 2023-12-31
Norwegian Cruise Line Holdings Ltd.
filed 2024-02-28
CIK 1513761

Yes

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐    No  ☒

As of June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of voting stock held by non-affiliates of the registrant based upon the closing sales price for the registrant’s ordinary shares as reported on The New York Stock Exchange was $9.2 billion.

There were 425,657,468 ordinary shares outstanding as of February 16, 2024.

Documents Incorporated by Reference

Portions of the Proxy Statement for the registrant’s 2024 Annual General Meeting of Shareholders, to be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2023, are incorporated by reference in Part III herein.

NORWEGIAN CRUISE LINE HOLDINGS LTD.

Terms Used in this Annual Report

Unless otherwise indicated or the context otherwise requires, references in this Annual Report on Form 10-K (“Annual Report”) to (i) the “Company,” “we,” “our” and “us” refer to NCLH (as defined below) and its subsidiaries, (ii) “NCLC” refers to NCL Corporation Ltd., (iii) “NCLH” refers to Norwegian Cruise Line Holdings Ltd., (iv) “Norwegian Cruise Line” or “Norwegian” refers to the Norwegian Cruise Line brand and its predecessors, and (v) “Prestige” refers to Prestige Cruises International S. de R.L. (formerly Prestige Cruises International, Inc.), together with its consolidated subsidiaries, including Oceania Cruises Ltd. (formerly Oceania Cruises S. de R.L.) (“Oceania Cruises”) and Seven Seas Cruises Ltd. (formerly Seven Seas Cruises S. de R.L.) (“Regent”) (Oceania Cruises also refers to the brand by the same name and Regent also refers to the brand Regent Seven Seas Cruises).

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

Unless otherwise indicated in this Annual Report, the following terms have the meanings set forth below:

●	Acquisition of Prestige. In November 2014, we acquired Prestige in a cash and stock transaction for total consideration of $3.025 billion, including the assumption of debt.
●	Adjusted EBITDA. EBITDA adjusted for other income (expense), net and other supplemental adjustments.
●	Adjusted EPS. Adjusted Net Income (Loss) divided by the number of diluted weighted-average shares outstanding.
●	Adjusted Gross Margin. Gross margin adjusted for payroll and related, fuel, food, other and ship depreciation. Gross margin is calculated pursuant to GAAP as total revenue less total cruise operating expense and ship depreciation.
●	Adjusted Net Cruise Cost Excluding Fuel. Net Cruise Cost Excluding Fuel adjusted for supplemental adjustments.
●	Adjusted Net Income (Loss). Net income (loss) adjusted for the effect of dilutive securities and other supplemental adjustments.
●	Allura Class Ships. Oceania Cruises’ Vista and Oceania Cruises’ Allura.
●	Berths. Double occupancy capacity per cabin (single occupancy per studio cabin) even though many cabins can accommodate three or more passengers.
●	Breakaway Class Ships. Norwegian Breakaway and Norwegian Getaway.
●	Breakaway Plus Class Ships. Norwegian Escape, Norwegian Joy, Norwegian Bliss and Norwegian Encore.
●	Capacity Days. Berths available for sale multiplied by the number of cruise days for the period for ships in service.

●	CDC. The U.S. Centers for Disease Control and Prevention.
●	Dry-dock. A process whereby a ship is positioned in a large basin where all of the fresh/sea water is pumped out in order to carry out cleaning and repairs of those parts of a ship which are below the water line.
●	EBITDA. Earnings before interest, taxes, and depreciation and amortization.
●	EPS. Earnings (loss) per share.
●	GAAP. Generally accepted accounting principles in the U.S.
●	Gross Cruise Cost. The sum of total cruise operating expense and marketing, general and administrative expense.
●	Gross Tons. A unit of enclosed passenger space on a cruise ship, such that one gross ton equals 100 cubic feet or 2.831 cubic meters.
●	IMO. International Maritime Organization, a United Nations agency that sets international standards for shipping.
●	IPO. The initial public offering of 27,058,824 ordinary shares, par value $0.001 per share, of NCLH, which was consummated on January 24, 2013.
●	Jewel Class Ships. Norwegian Jewel, Norwegian Pearl, Norwegian Jade and Norwegian Gem.
●	Net Cruise Cost. Gross Cruise Cost less commissions, transportation and other expense and onboard and other expense.
●	Net Cruise Cost Excluding Fuel. Net Cruise Cost less fuel expense.
●	Occupancy or Occupancy Percentage. The ratio of Passenger Cruise Days to Capacity Days. A percentage greater than 100% indicates that three or more passengers occupied some cabins.
●	Passenger Cruise Days. The number of passengers carried for the period, multiplied by the number of days in their respective cruises.
●	Prima Class Ships. Norwegian Prima, Norwegian Viva, Norwegian Aqua and three additional ships on order.
●	Private Exchangeable Notes. On May 28, 2020, pursuant to an indenture among NCLC, as issuer, NCLH, as guarantor, and U.S. Bank National Association, as trustee, NCLC issued $400.0 million aggregate principal amount of exchangeable senior notes due 2026. The Private Exchangeable Notes were repurchased in March 2021.
●	Revolving Loan Facility. The senior secured revolving credit facility, which was increased from $875 million to $1.2 billion in October 2023.
●	SEC. U.S. Securities and Exchange Commission.
●	Senior Secured Credit Facility. The Credit Agreement, originally dated as of May 24, 2013, as amended and restated on October 31, 2014, June 6, 2016, October 10, 2017, January 2, 2019 and May 8, 2020, and as further amended on January 29, 2021, March 25, 2021, November 12, 2021 and December 6, 2022, by and among NCLC and Voyager Vessel Company, LLC, as co-borrowers, JPMorgan Chase Bank, N.A., as administrative agent and as collateral agent, and various lenders and agents, providing for a senior secured credit facility consisting of (i) the Revolving Loan Facility and (ii) the Term Loan A Facility.
●	Shipboard Retirement Plan. An unfunded defined benefit pension plan for certain crew members which computes benefits based on years of service, subject to certain requirements.
●	Term Loan A Facility. The senior secured term loan A facility which was fully repaid in October 2023.

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

●the accuracy of any appraisals of our assets;

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

●public health crises, including the COVID-19 pandemic, and their effect on the ability or desire of people to travel (including on cruises);

●adverse incidents involving cruise ships;

●our ability to maintain and strengthen our brand;

●breaches in data security or other disturbances to our information technology systems and other networks or our actual or perceived failure to comply with requirements regarding data privacy and protection;

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

●impacts related to climate change and our ability to achieve our climate-related or other sustainability goals;

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

WEBSITE REFERENCES

In this Annual Report, we make references to our website at https://www.nclhltd.com. References to our website through this Annual Report are provided for convenience only and the content on our website does not constitute a part of, and shall not be deemed incorporated by reference into, this Annual Report.

PART I

Item 1. Business

History and Development of the Company

Norwegian commenced operations from Miami, Florida in 1966, launching the modern cruise industry by offering weekly departures from Miami, Florida to destinations in the Caribbean. In February 2011, NCLH, a Bermuda limited company, was formed. In January 2013, NCLH completed its IPO and the ordinary shares of NCLC were exchanged for the ordinary shares of NCLH, and NCLH became the owner of 100% of the ordinary shares and parent company of NCLC. In November 2014, we completed the Acquisition of Prestige.

During the fourth quarter of 2023, in response to the Organisation for Economic Co-operation and Development (“OECD”)’s BEPS 2.0 Pillar 2 global tax reform, the Company restructured its organizational structure by realigning many of its operations across its three different brands into a single jurisdiction, Bermuda. In connection with the reorganization, among other steps, certain NCLH subsidiaries previously domiciled in the Isle of Man, the Cayman Islands, the Republic of the Marshall Islands, the Republic of Panama and the state of Delaware, were redomiciled to Bermuda.

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

As of December 31, 2023, we had 32 ships with approximately 66,500 Berths. During 2023, we took delivery of three ships. In April 2023 we took delivery of Oceania Cruises’ Vista, in August 2023 we took delivery of Norwegian Viva, and in November 2023 we took delivery of Seven Seas Grandeur. We have orders for five additional ships to be delivered. For the Norwegian brand, we have four Prima Class Ships on order, with currently scheduled delivery dates from 2025 through 2028. For Oceania Cruises, we have one Allura Class Ship on order for delivery in 2025. These additions to our fleet are expected to increase our total Berths to approximately 82,500.

Corporate Information

Our registered offices are located at Walkers Corporate (Bermuda) Limited, Park Place, 55 Par-la-Ville Road, Hamilton HM 11, Bermuda. Our principal executive offices are located at 7665 Corporate Center Drive, Miami, Florida 33126. Daniel S. Farkas, the Company’s Executive Vice President, General Counsel, Chief Development Officer and Assistant Secretary, is our agent for service of process at our principal executive offices.

Near-Term Priorities

Capitalize on healthy demand environment

In 2023, we took delivery of three ships and absorbed the corresponding new capacity. We managed to maintain an optimal 12-month forward booked position while also increasing pricing. Additionally, we focused on maximizing onboard revenue generation by implementing bundling strategies to increase revenue generation prior to sailing. These efforts allowed us to leverage the healthy demand environment and drive overall profitability, and we expect to continue to take advantage of these market conditions in 2024.

Right-size cost base

We are currently undergoing a broad and ongoing effort to improve operating efficiencies, including cost minimization initiatives, to strengthen the foundation for sustained, profitable growth and mitigate the impact of inflation and supply chain disruptions. We have various planned initiatives both shoreside and shipboard, either already implemented or in process, which we expect will contribute to this broader efficiency improvement effort while continuing to provide value to our guests.

Strategic enhancements to guest experience

We are continually working on enhancements aimed at maximizing guest satisfaction and with a focus on efficient investments that prioritize returns. For example, in 2023 we announced that we would improve the connectivity for guests and crew at sea by offering Space X’s Starlink high-speed internet on our ships, which is expected to be completed for the entire fleet in 2024. By identifying and implementing these enhancements, we aim to provide an exceptional guest experience and further strengthen our market position.

Chart path to reduce leverage and lower the balance sheet risk

In 2023, we continued to take actions to bolster our financial condition as part of our long-term post-pandemic financial recovery strategy.

●	Refinanced the Term Loan A Facility maturing in January 2024 and 2025 with two non-amortizing instruments: NCLC issued $600 million aggregate principal amount of 8.375% senior secured notes due 2028 in February 2023 and $790 million aggregate principal amount of 8.125% senior secured notes due 2029 in October 2023.
●	Amended and restated the Senior Secured Credit Facility (the “Sixth ARCA”) in October 2023, which among other things, increased the aggregate amount of the Revolving Loan Facility from $875 million to $1.2 billion and extended the maturity to October 2026.
●	In February 2023, we entered into an amended and restated commitment letter for $650 million to provide additional liquidity to the Company through February 2024, with an option for NCLC to further extend the commitment through February 2025 at its election. In connection with the execution of the current commitment letter, NCLC issued $250 million aggregate principal amount of 9.75% senior secured notes due 2028. In February 2024, we extended the $650 million undrawn commitment from February 2024 to March 2024 while maintaining our option to further extend the commitment. We are currently taking steps to refinance the commitment. As further described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources,” we expect the refinanced commitment to be extended for one year through March 2025, when effective. In connection with this refinancing, the $250 million 9.75% senior secured notes due 2028 are expected to be repurchased. This refinancing, which is expected to close in early March subject to approval by our Board of Directors, will reduce interest expense and leverage while also releasing all of the collateral securing the notes and commitment.

Refer to Note 8 – “Long-Term Debt” for further details about the above transactions.

Our Fleet

The following table presents information about our ships and their primary areas of operation based on current and future itineraries, which are subject to change.

Ship (1)	Year Built	Primary Areas of Operation
Norwegian
Norwegian Aqua (2)	2025	Europe, Caribbean
Norwegian Viva	2023	The Bahamas, Caribbean, Europe
Norwegian Prima	2022	The Bahamas, Bermuda, Canada & New England, Caribbean, Europe
Norwegian Encore	2019	Alaska, The Bahamas, Caribbean, Central America, Mexico-Pacific, U.S. West Coast
Norwegian Bliss	2018	Alaska, Caribbean, Central America, Europe, Mexico-Pacific, U.S. West Coast
Norwegian Joy	2017	The Bahamas, Bermuda, Canada & New England, Caribbean, Central America, Mexico-Pacific, U.S. West Coast
Norwegian Escape	2015	The Bahamas, Bermuda, Canada & New England, Caribbean, Europe
Norwegian Getaway	2014	The Bahamas, Bermuda, Canada & New England, Caribbean, Europe
Norwegian Breakaway	2013	Bermuda, Canada & New England, Caribbean, Europe
Norwegian Epic	2010	The Bahamas, Bermuda, Caribbean, Europe
Norwegian Gem	2007	The Bahamas, Bermuda, Canada & New England, Caribbean, Central America, Europe
Norwegian Jade	2006	Africa, Alaska, Asia, The Bahamas, Caribbean, Central America, Europe, U.S. West Coast
Norwegian Pearl	2006	The Bahamas, Bermuda, Canada & New England, Caribbean, Central America, Europe
Norwegian Jewel	2005	Alaska, Asia, Caribbean, Central America, Mexico-Pacific, U.S. West Coast
Pride of America	2005	Hawaii
Norwegian Dawn	2002	Africa, Asia, Caribbean, Europe
Norwegian Star	2001	Antarctica, Europe, South America
Norwegian Sun	2001	Alaska, Asia, Central America, Mexico-Pacific, South America, South Pacific, U.S. West Coast
Norwegian Sky	1999	Asia, The Bahamas, Canada & New England, Caribbean, Central America, Europe
Norwegian Spirit	1998	Alaska, Asia, Australia & New Zealand, Hawaii, South Pacific
Oceania Cruises
Oceania Allura (3)	2025	The Bahamas, Canada & New England, Caribbean, Europe
Oceania Vista	2023	Africa, Asia, The Bahamas, Bermuda, Canada & New England, Caribbean, Central America, Europe, Mexico-Pacific, South America, South Pacific
Oceania Riviera	2012	Africa, Alaska, Asia, Australia & New Zealand, The Bahamas, Bermuda, Caribbean, Europe, South Pacific
Oceania Marina	2011	Africa, Antarctica, Bermuda, Canada & New England, Caribbean, Central America, Europe, South America
Oceania Nautica	2000	Africa, Asia, Australia & New Zealand, Bermuda, Canada & New England, Caribbean, Central America, Europe, Hawaii, South America, South Pacific
Oceania Sirena	1999	Asia, Australia The Bahamas, Bermuda, Caribbean, Central America, Europe, Hawaii, South America, South Pacific
Oceania Regatta	1998	Alaska, Asia, Australia & New Zealand, Hawaii, Mexico-Pacific, South Pacific, U.S. West Coast
Oceania Insignia	1998	Africa, Alaska, Antarctica, Asia, Australia & New Zealand, Bermuda, Canada & New England, Caribbean, Central America, Europe, Hawaii, Mexico-Pacific, South America, South Pacific, U.S. West Coast

Regent
Seven Seas Grandeur	2023	The Bahamas, Bermuda, Canada & New England, Caribbean, Central America, Europe, Mexico-Pacific
Seven Seas Splendor	2020	Africa, Antarctica, The Bahamas, Bermuda, Canada & New England, Caribbean, Central America, Europe, Mexico-Pacific, South America
Seven Seas Explorer	2016	Alaska, Asia, Australia & New Zealand
Seven Seas Voyager	2003	Africa, Asia, Antarctica, Australia & New Zealand, Bermuda, Europe, South America, South Pacific
Seven Seas Mariner	2001	Africa, Alaska, Asia, Australia & New Zealand, The Bahamas, Bermuda, Canada & New England, Caribbean, Central America, Europe, Hawaii, Mexico-Pacific, South America, South Pacific, U.S. West Coast
Seven Seas Navigator	1999	Africa, Asia, Australia & New Zealand, The Bahamas, Bermuda, Canada & New England, Caribbean, Europe, South America, South Pacific
(1)	The table above does not include the three additional ships on order.
(2)	The third of the Prima Class Ships, which is expected to be delivered in 2025.
(3)	The second of the Allura Class Ships, which is expected to be delivered in 2025.

Our Mission, Competitive Strengths & Business Strategies

Our core mission is to provide exceptional vacation experiences delivered by passionate team members committed to world-class hospitality and innovation. We believe that the following business strengths support our overall strategy to deliver on our mission.

Enhanced Product Offering and Guest Experience

Our portfolio of three award-winning brands operates a combined 32 ships ranging in size from approximately 500 to over 4,000 Berths. Along with introducing new vessels to the fleet, we continually invest in revitalizations to existing ships to provide new and enhanced offerings that we believe deliver higher guest satisfaction and, in turn, higher pricing.

Norwegian’s ships cater to a variety of travelers with up to 20 dining options; various attractions, including the world’s only racetracks at sea; a wide array of entertainment options; full-service spas at sea; and a diverse range of accommodations including luxury suites in The Haven, studio staterooms designed and priced for the solo traveler and everything in between. Oceania Cruises’ award-winning onboard dining, with multiple open seating dining venues, is a central highlight of its cruise experience. Regent’s all-inclusive offering includes business class air on intercontinental flights, unlimited shore excursions, one-night pre-cruise hotel package in Concierge Suites and higher, specialty restaurants, unlimited beverages, including fine wines and spirits, pre-paid gratuities, unlimited Wi-Fi, transfers between airport and ship, valet laundry service and other amenities.

The Norwegian, Oceania Cruises and Regent brands all offer a high level of onboard service. The organizational structure of our operations promotes collaboration amongst our brands to exchange best practices that ultimately provide an enhanced guest experience. Norwegian offers guests high quality service and the freedom and flexibility to design their ideal cruise vacation on their schedule with no set dining times, a variety of activity options and no formal dress codes. Oceania Cruises and Regent are known for their high level of service, including some of the highest crew-to-guest ratios in the industry with trained staff providing personalized service and world class cuisine.

Rich Stateroom Mix

The Norwegian, Oceania Cruises and Regent fleets offer an attractive mix of staterooms, suites and villas. Norwegian offers a variety of accommodations to meet the needs of all types of travelers, from inside, oceanview, balcony and connecting staterooms. For guests looking to spread out, Norwegian delivers a range of suites, from two-bedroom family suites to penthouses and owner suites, as well as three-bedroom Garden Villas measuring up to 6,694 square feet. In addition, 13 of Norwegian’s ships offer The Haven, a key-card access enclave on the upper decks with luxurious suite accommodations, exclusive amenities, and 24/7 butler and concierge service. The Haven guests also enjoy exclusive access to a dedicated pool, hot tubs, sundeck, fine-dining restaurant, bar lounge and other amenities. The Haven experience is available on Norwegian Epic, and the vessels of the Jewel, Breakaway, Breakaway Plus and Prima Class Ships. Norwegian’s accommodations also include studio staterooms designed for solo travelers centered around a key-card access only Studio Lounge where single travelers can interact. Recently, Norwegian expanded its solo stateroom offerings across its entire fleet, offering more variety of staterooms priced for the solo traveler.

The spacious and elegant accommodations on Oceania Cruises’ seven award-winning ships range from 143-square foot inside staterooms to opulent 2,400-square foot Owner Suites. The Regent fleet is comprised of six ships. Seven Seas Voyager, Mariner, Explorer, Splendor and Grandeur feature all-suite, all-balcony accommodations, and a majority of the accommodations on Seven Seas Navigator include balconies. The three newest ships in the Regent fleet, Seven Seas Grandeur, Splendor and Explorer, also feature the Regent Suite, a 4,443 square-foot luxurious suite accommodation that includes an in-suite spa retreat, a 1,300 square-foot wraparound veranda, and a glass-enclosed solarium sitting area.

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

We are also focused on destination development and have created two private destinations to enhance the shore experience for our guests. We were the first cruise line to develop a private island, Great Stirrup Cay in The Bahamas. This private island features over 1,500 feet of accessible beachfront with white sand beaches; over 50 cabana and villa options; an array of shore excursions including a new over water zipline experience that extends nearly 3,000 feet in length; and on-island food and beverage offerings. In 2019, we launched Silver Cove, the latest enhancement designed to elevate the guest experience on Great Stirrup Cay. This exclusive oceanfront lagoon area includes private beachfront villas, a Mandara Spa with beachfront treatments as well as the exclusive Moët & Chandon Bar and upscale Silver Cove Restaurant and Bar. The 38 luxury air-conditioned villas range from studios to larger one-and-two-bedroom villas, all of which include a private bathroom, daybed, club chairs, televisions with on-demand entertainment, outdoor patio and lounge seating, retractable glass walls providing unobstructed views and access to the private beachfront lagoon. In 2016, we introduced Harvest Caye, the Company’s private resort-style destination in Southern Belize. The 75-acre destination features Belize’s only cruise ship pier, an expansive seven-acre white sand beach, 15,000 sq. ft. pool with swim up bar, multiple dining options and a nature center with wildlife experiences plus adventure tours.

Disciplined Fleet Expansion

For the Norwegian brand, we have four Prima Class Ships on order with currently scheduled delivery dates from 2025 through 2028. The third and fourth Prima Class Ships will be approximately 156,300 Gross Tons with 3,550 Berths and the fifth and sixth Prima Class Ships will be approximately 169,000 Gross Tons with 3,850 Berths. For the Oceania Cruises brand, we have an order for one Allura Class Ship to be delivered in 2025, which will be approximately 67,800 Gross Tons and 1,250 Berths. The impacts of initiatives to improve environmental sustainability, modifications the Company has made to its newbuilds and/or other macroeconomic conditions and events have resulted in delays in expected ship deliveries in the past. These and other impacts could result in additional delays in ship deliveries in the future, which may be prolonged.

We believe these new ships will allow us to continue expanding the reach of our brands, position us for accelerated growth and provide an optimized return on invested capital. We have obtained fixed-rate export-credit backed financing which is expected to fund approximately 80% of the contract price of each ship currently scheduled to be delivered through 2028, subject to certain conditions.

Revenue Management and Promotional Construct Strategy

Our revenue management function performs extensive analyses in order to determine booking history and uses trends by itinerary, sailing, stateroom category, distribution channel and market segment to optimize cruise ticket revenue. Our revenue management strategies result in a longer booking window with enhanced predictability and the opportunity to increase prices through the booking curve.

Our promotional construct revolves around a value-add bundled product for all three brands which we believe leads to higher quality guest bookings. The Norwegian brand’s Free at Sea program offers guests the choice of a more inclusive, value-add experience that includes multiple amenities to customize their cruise experience, while driving higher pricing and enhanced guest satisfaction. Oceania Cruises’ simply MORE™ program offers a range of included amenities which can include roundtrip airfare, airport transfers and shore excursions. Regent offers an inclusive luxury experience with unlimited shore excursions and one-night pre-cruise hotel stay among other offerings.

These strategies are designed to maximize revenue while providing value to our guests. We believe these strategies and other initiatives executed through our distribution channels will drive sustainable growth in the number of guests carried and in revenues achieved.

Marketing Strategy

Our marketing teams work to enhance brand awareness and consideration of our products and services among consumers and travel partners with the ultimate goal of driving sales. We utilize a multi-channel marketing strategy that may include a combination of print, television, radio, digital, website/e-commerce, direct mail, social media and influencer marketing, mobile and e-mail campaigns, partnerships, customer loyalty initiatives, market research, public relations, consumer events and business-to-business events. We continue to test, enhance and expand our use of digital marketing, data and analytics and emerging marketing technology to drive cost efficiencies and maximize return.

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

We have strategic relationships with travel advisors and tour operators who recognize our brands as preferred partners and dedicate resources to sell our inventory with long lead times at the highest possible prices. The retail/travel advisor channel represents a significant portion of our ticket sales. Our travel partner base is comprised of an extensive network of independent travel advisors worldwide. We have made substantial investments with improvements in booking technologies, transparent pricing strategies, effective marketing tools, improved communication and cooperative marketing initiatives to enhance and facilitate the ability of travel advisors to market and sell our products. We have sales teams who work closely with our travel advisor partners on maximizing their marketing and sales effectiveness across all three of our brands. Our focused account management is designed to create solutions catered to the individual retailer through product and sales training. This education process creates a deeper understanding of all our product offerings.

We have invested in our brands by enhancing websites, mobile applications and passenger services departments including our personal cruise consultants, who offer personalized service throughout the process of designing cruise vacations for our guests. We have also enhanced our capabilities to enable guests to customize their vacation experience with certain onboard product offerings. We also utilize our onboard cruise sales channel where guests can book their next cruise or purchase cruise certificates to apply to their next cruise while vacationing on our ships.

Our meetings, incentives and charters channel focuses on full ship charters as well as corporate meetings and incentive travel. These sales often have very long lead times and can fill a significant portion of the ship’s capacity, or even an entire sailing, in one transaction. Sixthman, a subsidiary company specializing in developing and delivering music and overall festival-focused charters, provides a market to sell high-quality music and festival-at-sea experiences to guests. To further grow and expand this channel, we introduced a new branded initiative “Experiences at Sea,” consisting of Sixthman and the Company’s Charters, Meetings & Incentives department. Experiences at Sea focuses on corporate, incentive and affinity-focused clients across all three of our brands.

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

Strengthening Our Global Footprint

Our international efforts are aimed at strengthening our global footprint by increasing brand awareness across the globe which allows us to diversify our guest sourcing. We maintain numerous sales offices which support sales and marketing efforts in various markets outside of North America including the United Kingdom, Europe, Asia, Australia and Brazil.

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

As part of our environmental commitment, we are pursuing net zero greenhouse gas (“GHG”) emissions by 2050 across our operations (Scopes 1 and 2) and value chain (Scope 3). We have set interim targets to guide us on our path to net zero and provide more details about them in our annual ESG Report.

The three components of our climate action strategy are Efficiency, Innovation and Collaboration. Each ship in our fleet has a Shipboard Energy Efficiency Management Plan with the objective to improve the overall operating efficiency of the ship by implementing methods for energy and fuel savings. We evaluate, monitor, and implement energy-savings projects on our existing ships including but not limited to HVAC system upgrades, LED lighting, hydrodynamic upgrades, and Waste Heat Recovery projects.

The path towards net zero is complex, and this effort will require significant technology advancements including commercially viable and scalable low or zero GHG emission fuels, but we are committed to doing our part to facilitate this transition. For example, we have successfully tested the use of biofuel blends on over 20% of our fleet as a potential “drop-in” solution that does not require modifications to existing engines. We are also investing in shore power technology, which with the appropriate port infrastructure would allow us to connect to onshore electrical power grids to supply much of the power needed while docked. A total of 16 ships in our fleet, or 50%, are currently equipped with shore power technology, and we are targeting approximately 70% of our fleet to be equipped by year-end 2025. To prepare for a long-term transition towards net zero, we have lengthened and reconfigured the designs for the final two Prima Class ships, expected to be delivered in 2027 and 2028, to accommodate the use of green methanol as a future fuel source. While additional modifications will be needed to fully enable the use of green methanol, these modifications represent an important step forward in the pursuit of net zero by 2050.

We also drive social impact through our philanthropy initiatives, partnerships and community engagement programs. As a travel company, our success is dependent on the wellbeing and vibrancy of the destinations we visit across the globe. We strive to be a great partner to each destination we visit, working together to find sustainable, long-term solutions for the communities, while at the same time allowing our guests to experience all that these incredible destinations have to offer.

We provide regular updates to our stakeholders on our sustainability efforts and promote awareness on important topics through our Sail & Sustain program, our annual ESG report and through various communications regarding important sustainability initiatives across distribution channels including but not limited to press releases, social media and our corporate website. We have published disclosures aligned with the Sustainability Accounting Standards Board framework as well as the recommendations outlined in the Taskforce on Climate-related Financial Disclosures framework to provide additional transparency to our stakeholders. Climate-related risks, greenhouse gas information and details of our climate action strategy are disclosed in our annual ESG report and annual submission to CDP, which can be found on our website. For additional information regarding our sustainability initiatives, please visit our website at www.nclhltd.com.

Highly Experienced Management Team

Our senior management team is comprised of executives with extensive experience in the cruise, travel, leisure and hospitality-related industries. See “Information about our Executive Officers” below for more information on our highly experienced management team.

Passenger Ticket Revenue

We offer our guests a wide variety of options when booking a cruise. Our cruise ticket prices generally include cruise fare and an array of onboard activities and amenities, meals, entertainment and government taxes, fees and port expenses. In some instances, cruise ticket prices include round-trip airfare to and from the port of embarkation, complimentary beverages, unlimited shore excursions, internet, valet laundry services, pre-cruise hotel packages, as well as pre- or post-cruise land packages at many destinations we sail to around the world. Prices vary depending on the particular cruise itinerary, voyage length, stateroom category selected, added inclusions and the time of year that the sailing takes place.

Onboard and Other Revenue

All three brands generate onboard and other revenue for additional products and services which are not included in the cruise fare, including casino operations, certain food and beverage, shore excursions, gift shop purchases, spa services, Wi-Fi services and other similar items. Food and beverage, casino operations and shore excursions are generally managed directly by us while retail shops, spa services, art auctions and internet services may be managed through contracts with third-party concessionaires. These contracts generally entitle us to a percentage of the gross sales derived from these concessions. Norwegian’s ticket prices typically include cruise accommodations, meals in certain dining facilities and many onboard activities such as entertainment, pool-side activities and various sports programs. To maximize onboard revenue, all three brands use various cross-marketing and promotional tools which are supported by point-of-sale systems permitting “cashless” transactions for the sale of these products and services. Oceania Cruises’ ticket prices may include air transportation and certain other amenities. Regent’s ticket prices typically include air transportation, unlimited shore excursions, a pre-cruise hotel night stay (for concierge level and above), premium wines and liquors, specialty restaurants, Wi-Fi, valet laundry and gratuities.

Seasonality

Our operations are seasonal and results for interim periods are not necessarily indicative of the results for the entire fiscal year. Historically, demand for cruises has been strongest during the Northern Hemisphere’s summer months, which has resulted in fluctuations by quarter in our revenue and results of operations. The seasonality of our results is increased due to ships being taken out of service for regularly scheduled Dry-docks, which we typically schedule during non-peak demand periods.

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

Ship Operations and Cruise Infrastructure

Ship Maintenance and Logistics

Sophisticated and efficient maintenance and operations systems support the technical capabilities and modern look of our fleet. In addition to routine repairs and maintenance performed on an ongoing basis and in accordance with applicable requirements, each of our ships is generally taken out of service, approximately every 24 to 60 months, for a period of one or more weeks for scheduled maintenance work, repairs and improvements performed in Dry-dock. Dry-dock interval is a statutory requirement controlled under IMO requirements reflected in chapters of the International Convention of the Safety of Life at Seas (“SOLAS”) and to some extent the International Load Lines Convention. Under these regulations, it is required that a passenger ship Dry-dock once in five years (depending on age of vessel) or twice in five years (depending on flag state and age of vessel) and the maximum interval between each Dry-dock cannot exceed three years (depending on flag state and age of vessel). However, most of our international ships qualify under a special exemption provided by The Bahamas and/or Marshall Islands (flag state), as applicable, after meeting certain criteria set forth by the ship’s flag state to Dry-dock once every five years. To the extent practical, each ship’s crew, catering and hotel staff remain with the ship during the Dry-dock period and assist in performing repair and maintenance work. Accordingly, Dry-dock work is typically performed during non-peak demand periods to minimize the adverse effect on revenue that results from ships being out of service. Dry-docks are typically scheduled in spring or autumn and depend on shipyard availability. We typically take this opportunity to upgrade the vessels in all areas of both guest-facing services and innovative compliance technology.

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

We place the utmost importance on the safety of our guests, crew and the communities we visit. We operate all our vessels to meet and exceed the requirements of SOLAS and International Management Code for the Safe Operation of Ships and for Pollution Prevention (“ISM Code”), the international safety standards which govern the cruise industry. Crew members are trained in the Company’s stringent safety protocols, participating in regular safety trainings, exercises and drills onboard every one of our ships to familiarize themselves and become proficient with the safety equipment onboard. In order to expand our public health protocols, we have developed Infectious Disease Management Protocols that our crew members are trained on prior to returning to service. These policies and protocols were certified and audited to DNV’s Certification in Infection Prevention which further enhances our outbreak prevention and response to all types of infectious disease including, but not limited to COVID-19, norovirus, acute gastroenteritis, influenza and influenza-like illnesses.

Additional support to the above is provided to crew members with the NCLH Wellness at Sea initiative to create a wellness-conscious work environment on the vessels. We are committed to providing crew members with guidelines, resources, and activities for educational purposes and to guide them to achieve optimal wellness. Topics in this initiative address nutrition, physical activity, sleep and stress management and alcohol and tobacco awareness to name a few.

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

Prior to every cruise setting sail, we show a safety video, which runs continuously on the stateroom televisions, and familiarize guests with their muster stations and important safety information. Our fleet is equipped with modern navigational control and fire prevention and control systems. We have developed a Safety Management System (“SMS”), which establishes policies, procedures, training, qualification, quality, compliance, audit and self-improvement standards. SMS also provides real-time reports and information to support the fleet and risk management decisions. Through these systems, our senior managers, as well as ship management, can focus on consistent, high-quality operation of the fleet. Our SMS is approved and audited regularly by our classification society, Lloyds Register, and it also undergoes regular internal audits as well as periodic inspections by the U.S. Coast Guard, flag state and other port and state authorities.

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

Regulatory Matters

Registration of Our Ships

Twenty-one of the ships that we currently operate are registered in The Bahamas. One of our ships, Pride of America, is a U.S.-flagged ship. Ten of our ships are registered in the Marshall Islands. Our ships registered in The Bahamas and the Marshall Islands are inspected at least annually pursuant to Bahamian and Marshall Islands requirements and are subject to International laws and regulations and to various U.S. federal regulatory agencies, including, but not limited to, the U.S. Public Health Service and the U.S. Coast Guard. Our U.S.-registered ship is subject to laws and regulations of the U.S. federal government, including, but not limited to, the Food and Drug Administration (“FDA”), the U.S. Coast Guard and U.S. Department of Labor. The international, national, state and local laws, regulations, treaties and other legal requirements applicable to our operations change regularly, depending on the itineraries of our ships and the ports and countries visited.

Our ships are subject to inspection by the port regulatory authorities in the various countries that they visit. Such inspections include verification of compliance with the maritime safety, security, environmental, customs, immigration, health and labor regulations applicable to each port as well as with international requirements.

Economic Substance Requirements

NCLH and NCLC are exempted companies formed under the laws of Bermuda and some of their subsidiaries have been formed or continued in Bermuda, Guernsey, Isle of Man, British Virgin Islands, St. Lucia or The Bahamas. Pursuant to the legislation passed in each jurisdiction, entities subject to each jurisdiction’s laws that carry out relevant activities as specified in such laws, are required to demonstrate adequate economic substance in that jurisdiction. In general terms, adequate economic substance means: (i) the entity is actually directed and managed in the jurisdiction; (ii) core income-generating activities relating to the applicable relevant activity are performed in the jurisdiction; (iii) there are adequate employees in the jurisdiction; (iv) the entity maintains adequate physical presence in the jurisdiction; and (v) there is adequate operating expenditure in the jurisdiction. We have evaluated the activities of NCLH, NCLC and their subsidiaries and have concluded that in some cases, those activities are 'relevant activities' for the purposes of the applicable economic substance laws and that, consequently, certain entities within our organization will be required to demonstrate compliance with these economic substance requirements. We have in the past and may in the future be subject to increased costs and our management team may be required to devote significant time to satisfying economic substance requirements in certain of these jurisdictions. If such entities cannot establish compliance with these requirements, we may be liable to pay additional penalties and fines in the applicable jurisdictions and/or required to re-domicile such entities to different jurisdictions. We are taking steps to meet Bermuda Economic Substance requirements and we expect to meet these requirements in 2024.

Environmental Protection

Our ships are subject to various international, national, state and local laws and regulations relating to environmental protection, including those that govern air emissions, waste discharge, wastewater management and disposal, and use and disposal of hazardous substances such as chemicals, solvents and paints. Under such laws and regulations, we are prohibited from discharging certain materials, such as petrochemicals and plastics, into waterways, and we must adhere to various water and air quality-related requirements. The International Convention for the Prevention of Pollution from Ships (“MARPOL”) is the main international convention covering prevention of pollution of the marine environment by ships from operational or accidental causes, and currently contains six annexes, four of which are applicable to cruise ships.

With regard to air quality requirements, MARPOL Annex VI sets a global limit on fuel sulfur content of 0.5%. Various compliance methods, such as the use of alternative fuels, or exhaust gas cleaning systems that reduce an equivalent amount of sulfur oxide (“SOx”) emissions may be utilized. Annex VI also requires stricter limitations on sulfur emissions within designated Emission Control Areas (“ECAs”), which include the Baltic Sea, the North Sea/English Channel, North American waters and the U.S. Caribbean Sea. Ships operating in these waters are required to use fuel with a sulfur content of no more than 0.1% or use approved alternative emission reduction methods. ECAs have also been established to limit emissions of oxides of nitrogen (“NOx”) from newly built ships with keel lay dates after January 1, 2016. Under MARPOL Annex VI Regulation 14, the Mediterranean Sea will become an ECA with new limits on SOx taking effect on May 1, 2025. Additional ECAs may also be established in the future, with areas around Norway and Japan being considered.

Ballast water discharges are governed by the MARPOL Ballast Water Management Convention, which came into force in 2017 (the “Convention”), and which governs the discharge of ballast water from ships. Ballast water, which is seawater held onboard ships and used for stabilization, may contain a variety of marine species. The Convention is designed to regulate the treatment and discharge of ballast water to avoid the transfer of marine species to new, different, or potentially unsuitable environments. Applicable vessels sailing in specific itineraries have also been upgraded with ballast water treatment systems to further prevent the spread of invasive species.

MARPOL also sets forth requirements for discharges of garbage, oil and sewage from ships, including regulations regarding the ships’ equipment and systems for the control of such discharges, and the provision of port reception facilities for sewage handling. Ships are generally prohibited from discharging sewage into the sea within a specified distance from the nearest land. Governments are required to ensure the provision of adequate reception facilities at ports and terminals for the reception of sewage, without causing delay to ships. Ships are required to be equipped with either approved sewage treatment plants, disinfecting systems or sewage holding tanks.

Amendments to MARPOL have made the Baltic Sea a MARPOL Annex IV “Special Area” where sewage discharges from passenger ships are prohibited unless they comply with Resolution MEPC 227(64) adopted by the Marine Environmental Protection Committee (“MEPC”) of the IMO. Stricter discharge restrictions went into effect for new passenger ships in 2019, and for existing passenger ships in 2021.

In the U.S., the Clean Water Act of 1972, and other laws and regulations, provide the Environmental Protection Agency (“EPA”) and the U.S. Coast Guard with the authority to regulate commercial vessels’ incidental discharges of ballast water, bilge water, gray water, anti-fouling paints and other substances during normal operations while a vessel is in inland waters, within three nautical miles of land, and in designated federally-protected waters. The U.S. National Pollutant Discharge Elimination System (“NPDES”) program, authorized by the Clean Water Act, was established to reduce pollution within U.S. territorial waters. For our affected ships, all of the NPDES requirements are set forth in the EPA’s Vessel General Permit (“VGP”). The VGP establishes effluent limits for 26 specific discharge streams incidental to the normal operation of a vessel. In addition to these discharge- and vessel-specific requirements, the VGP includes requirements for inspections, monitoring, reporting and recordkeeping. In 2018, the Vessel Incidental Discharge Act (“VIDA”), which will eventually replace the VGP, was signed into law, and the EPA published a notice of proposed rulemaking in 2020 and a supplemental notice of proposed rulemaking in 2023 to establish national standards of performance under VIDA that would apply to 20 different types of vessel equipment and systems, as well as general discharge standards that would apply to all types of vessel incidental discharges within 12 nautical miles of the United States. The VGP has been administratively extended while standards under VIDA are being developed. With certain exceptions, VIDA requires that the new standards be at least as stringent as the VGP requirements. The Act to Prevent Pollution from Ships, which implements certain elements of MARPOL in the U.S., provides for potentially severe civil and criminal penalties related to ship-generated pollution for incidents in U.S. waters within three nautical miles of land and, in some cases, within the 200-nautical mile Exclusive Economic Zone (“EEZ”).

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

The European Union (“E.U.”) has also adopted a substantial and diverse range of environmental measures aimed at improving the quality of the environment. To support the implementation and enforcement of European environmental legislation, the E.U. has adopted directives on environmental liability and enforcement as well as a recommendation providing for minimum criteria for environmental inspections.

With regard to air emissions from seagoing ships, the E.U. requires the use of low sulfur (less than 0.1%) marine gas oil in E.U. ports. All non-ECA waters have a 0.5% fuel sulfur limit.

The European Commission has also implemented regulations aimed at reducing GHG emissions from maritime shipping through a Monitoring, Reporting and Verification (“MRV”) regulation, which requires ships over 5,000 Gross Tons to monitor and report carbon emissions on all voyages to, from and between E.U. ports as well as ports in the European Economic Area (“EEA”). As of January 1, 2024, the E.U. MRV regulation is requiring carbon dioxide, methane, and nitrous oxide emissions to be reported.

As part of its Fit for 55 package, the E.U. is in the process of adopting several rules aimed at reducing GHG emissions. Two of the mechanisms that are being used to achieve emissions reductions are the Emissions Trading System (“ETS”) and the FuelEU Maritime Initiative. We expect to have increased costs associated with the Fit for 55 regulations but are not able to quantify the impact yet as the impact will depend on future market pricing. In addition, strategies to reduce GHG emissions as well as ship deployment modifications could mitigate the impact of these regulations.

●	ETS: The maritime transport sector was approved to be included in the scope of the ETS. Effective January 2024, ships over 5,000 Gross Tons that transport passengers or cargo to or from E.U. or EEA ports are required to purchase and surrender emissions allowances equivalent to emissions for all or a half of a covered voyage, depending on whether the voyage was between two E.U. or EEA ports or an E.U. or EEA and a non-E.U. or EEA port. The requirements will be phased in from 2024 to 2026. Covered entities are required to procure and surrender allowances equivalent to 40% of their verified carbon emissions from 2024, with the amount increasing to 70% of carbon emissions from 2025 and 100% of GHG emissions from 2026, with allowances to be surrendered by September in the following year. The costs associated with the purchase of allowances are variable and depend on future market movements, and the number of allowances we will be required to purchase will be influenced by our decarbonization efforts; however, the costs are not expected to have a material impact on net income as a portion will be collected from passengers.
●	FuelEU Maritime Initiative: Adopted in 2023, the FuelEU regulation sets a maximum limit on the annual average GHG intensity of onboard energy usage for ships over 5,000 Gross Tons arriving at, sailing in or departing from ports in the E.U. or EEA, based on 2020 reference levels. The reduction required will become progressively stricter over time starting with a 2% intensity reduction in 2025 to as much as 80% intensity reduction by 2050. Other key components of the regulation include requirements for connecting to onshore power grids in Trans-European Transport Network ports by 2030 as well as targets for the use of renewable fuels of non-biological origin. The new rules will apply from January 1, 2025, and there are financial penalties for non-compliance.

The IMO implemented a variety of measures to support the targets of the initial 2018 GHG strategy. In 2021, the IMO adopted two new requirements, which went into effect in 2023, the Carbon Intensity Indicator (the “CII”) and Energy Efficiency Ship Index (the “EEXI”). The CII is an operational metric designed to measure how efficiently a ship transports goods or passengers by looking at carbon dioxide emissions per nautical mile. Ships are given an annual rating from A to E with a C or better required for compliance. For ships that receive a D rating for three consecutive years, or an E rating for one year, a corrective action plan will need to be developed and approved. Beginning in 2023, ships are now required to reduce carbon intensity by 5% from a 2019 baseline, with 2% incremental improvements each year thereafter until 2030. The enforcement mechanism for CII has not yet been defined. The EEXI is a one-time design re-certification requirement that updates energy efficiency requirements for existing ships and regulates carbon dioxide emissions related to installed engine power, transport capacity and ship speed. Ongoing compliance with the EEXI is not expected to have a material impact on our operations.

In 2023, the IMO revised its 2018 GHG strategy with three ambitions: a reduction in carbon intensity of international shipping by at least 40% by 2030, compared to 2008; an uptake of zero or near-zero GHG emission technologies, fuel and/or energy sources to represent at least 5%, striving for 10%, of the energy used by 2030; and, GHG emissions from international shipping to reach net zero by or around 2050. The strategy also set out indicative checkpoints, both relative to 2008, including a reduction of the total annual GHG emissions from international shipping by at least 20%, striving for 30%, by 2030, and by at least 70%, striving for 80%, by 2040. The IMO also decided to develop a basket of measures to support the revised ambitions consisting of two parts: a technical element which will be a goal-based marine fuel standard regulating the phased reduction of marine fuel GHG intensity, and an economic element which may be some form of a maritime GHG emissions pricing mechanism. The IMO will continue to develop these measures and according to the agreed timeline, the measures are expected to be adopted in 2025 and enter into force in around mid-2027.

Compliance with such laws and regulations has resulted in increased costs to our Company and is expected to entail significant expenses for a combination of: ship modifications, purchases of emissions allowances, alternative fuels and higher-cost compliant newbuilds. Compliance is also expected to result in changes to our operating procedures, including limitations on our ability to operate in certain locations and slowing the speed of our ships, and may render some ships obsolete, which would adversely impact our operations. These issues are, and we believe will continue to be, areas of focus by the relevant authorities throughout the world. This could result in the enactment of more stringent regulation of cruise ships that would subject us to increasing compliance costs in the future. Some environmental groups continue to lobby for more stringent restrictions of cruise ships and have generated negative publicity about the cruise industry and its environmental impact.

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

In addition, our brands have a legal requirement to maintain security guarantees based on cruise business originated from the U.K., and certain jurisdictions require us to establish financial responsibility to meet liability in the event of non-performance of our obligations to passengers from those jurisdictions. As of December 31, 2023, we have in place approximately £62.4 million of security guarantees for our brands as well as a consumer protection policy covering up to £107.9 million. The Company has provided approximately $1.5 million in cash to secure all the financial security guarantees required.

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

For information regarding risks associated with our compliance with legal and regulatory requirements, see “Part I Item 1A-Risk Factors” in this Annual Report, including the risk factor titled “We are subject to complex laws and regulations, including environmental, health and safety, labor, data privacy and protection and maritime laws and regulations, which could adversely affect our operations and certain recently introduced laws and regulations and future changes in laws and regulations could lead to increased costs and/or decreased revenue.”

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

Exemption of International Shipping Income under Section 883 of the Code

Under Section 883 of the Code (“Section 883”) and the related regulations, a foreign corporation will be exempt from U.S. federal income taxation on its U.S.-source income derived from the international operation of ships (“shipping income”) if: (a) it is organized in a qualified foreign country, which is one that grants an “equivalent exemption” from tax to corporations organized in the U.S. in respect of each category of shipping income for which exemption is being claimed under Section 883; and (b) either: (1) more than 50% of the value of its stock is beneficially owned, directly or indirectly, by qualified shareholders, which includes individuals who are “residents” of a qualified foreign country; (2) one or more classes of its stock representing, in the aggregate, more than 50% of the combined voting power and value of all classes of its stock are “primarily and regularly traded on one or more established securities markets” in a qualified foreign country or in the U.S. (the “publicly-traded test”); or (3) it is a “controlled foreign corporation” (a “CFC”) for more than half of the taxable year and more than 50% of its stock is owned by qualified U.S. persons for more than half of the taxable year (the “CFC test”). In addition, U.S. Treasury Regulations require a foreign corporation and certain of its direct and indirect shareholders to satisfy detailed substantiation and reporting requirements.

NCLH is incorporated in Bermuda, which is a qualified foreign country that grants an equivalent exemption, and NCLH meets the publicly-traded test because its ordinary shares were primarily and regularly traded on the New York Stock Exchange (“NYSE”). The NYSE is considered to be an established securities market in the United States. Therefore, we believe that NCLH qualifies for the benefits of Section 883.

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

Under certain circumstances, changes in the identity, residence or holdings of NCLH’s direct or indirect shareholders could cause NCLH’s ordinary shares not to be regularly traded on an established securities market within the meaning of the regulations under Section 883. Therefore, as a precautionary matter, NCLH has provided protections in its bye-laws to reduce the risk of such changes impacting our ability to meet the publicly-traded test by prohibiting any person from owning, directly, indirectly or constructively, more than 4.9% of NCLH’s ordinary shares unless such ownership is approved by NCLH’s Board of Directors (the “4.9% limit”). Any outstanding shares held in excess of the 4.9% limit will be transferred to and held in a trust.

For 2023, 2022 and 2021, both Regent and Oceania Cruises relied on NCLH’s ability to meet the requirements necessary to qualify for the benefits of Section 883 as discussed above.

Taxation of International Shipping Income Where Section 883 of the Code is Inapplicable

Unless exempt from U.S. federal income taxation, a foreign corporation is subject to U.S. federal income tax in respect of its “shipping income” that is derived from sources within the United States. If we fail to qualify for the exemption under Section 883 in respect of our U.S.-sourced shipping income, or if the provision was repealed, then we will be subject to taxation in the U.S. on such income.

Generally, “shipping income” is any income that is derived from the use of vessels, from the hiring or leasing of vessels for use on a time, voyage or bareboat charter basis or from the performance of services directly related to those uses. For these purposes, shipping income attributable to transportation that begins or ends, but that does not both begin and end, in the United States, which we refer to as “U.S.-source shipping income,” will be considered to be 50% derived from sources within the United States.

If we do not qualify for exemption under Section 883, or if the provision was repealed, then any U.S.-sourced shipping income or any other income that is considered to be effectively connected income would be subject to U.S. federal corporate income taxation on a net basis (generally at a 21% rate) and state and local taxes, and our effectively connected earnings and profits may also be subject to an additional branch profits tax and branch-level interest tax of 30%, unless a lower treaty rate applies (the “Net Tax Regime”). Our U.S.-source shipping income is considered effectively connected income if we have, or are considered to have, a fixed place of business in the United States involved in the earning of U.S.-source shipping income, and substantially all of our U.S.-source shipping income is attributable to regularly scheduled transportation, such as the operation of a vessel that follows a published schedule with repeated sailings at regular intervals between the same points for voyages that begin or end in the United States.

If we do not have a fixed place of business in the U.S. or substantially all of our income is not derived from regularly scheduled transportation, the income will generally not be considered to be effectively connected income. In that case, we would be subject to a special 4% tax on our gross U.S.-source shipping income (the “4% Tax Regime”).

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

Income from U.S.-flagged Operations

Income derived from our U.S.-flagged operation generally will be subject to U.S. corporate income taxes both at the federal and state levels. In addition, any dividends paid by our U.S.-flagged operations to NCLC would be considered subject to a dividend withholding tax of 30%. In 2023, we expect that such income will not be subject to U.S. branch profits tax nor a U.S. dividend withholding tax under the U.S.-U.K. Income Tax Treaty.

Bermuda Income Taxation

Previously, NCLH, NCLC and their Bermuda subsidiaries obtained an assurance from the Minister of Finance of Bermuda under the Exempted Undertakings Tax Protection Act 1966 that, in the event that any legislation was enacted in Bermuda imposing any tax, including tax on profits or income among others, such tax would not be applicable to them until March 31, 2035. Such assurances were superseded by the passage of new legislation as described below.

On December 27, 2023, the Corporate Income Tax Act 2023 (“the Bermuda Act”) was enacted in Bermuda. Under the Bermuda Act, the corporate income tax will be determined based on a statutory tax rate of 15% effective for fiscal years beginning on or after January 1, 2025. The corporate income tax will apply only to Bermuda tax resident businesses that are part of multinational enterprise groups with €750 million or more in annual revenues in at least two of the four fiscal years immediately preceding the year in question. Although the Government of Bermuda has already released limited guidance with respect to specific provisions of the Bermuda Act, it is anticipated that further administrative guidance as well as regulatory guidance will be released over the course of the 2024 calendar year and beyond.

As enacted, the Bermuda Act makes it clear that any corporate income tax liability is due regardless of the above assurances under the Exempted Undertakings Protection Act 1966. Therefore, NCLH, NCLC and their Bermuda subsidiaries will be subject to the Bermuda corporate income tax with effect from January 1, 2025.

The Bermuda Act provides for an international shipping income exclusion. In order for a Bermuda entity’s international shipping income to qualify for the exclusion, the entity must demonstrate that the strategic or commercial management of all ships concerned is effectively carried on from or within Bermuda. NCLH expects it will meet the necessary requirements to qualify for the international shipping income exclusion during 2024.

Additionally, the Bermuda Act provides for companies to be able to offset 80% of their Bermuda taxable income with any tax loss deductions available on an annual basis. The Bermuda Act provides for opening tax loss carryforwards based on the Bermuda taxable income (loss) results of the individual Bermuda entities in the five fiscal years prior to the enactment date, which includes 2020 through 2024 calendar years for Norwegian, which can be carried forward indefinitely. Refer to Note 12 – “Income Taxes” for more information.

U.K. Income Taxation

NCLH and NCLC migrated their tax residency from the United Kingdom to Bermuda on December 31, 2023. Therefore, NCLH and NCLC were subject to normal U.K. corporation tax through December 31, 2023.

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

Changes in Tax Laws

The various tax regimes to which we are currently subject result in a relatively low effective tax rate on our worldwide income. These tax regimes, however, are subject to change, possibly with retroactive effect. Legislation has been proposed in the past that would eliminate the benefits of the exemption from U.S. federal income tax under Section 883 and subject all or a portion of our shipping income to taxation in the U.S. Moreover, we may become subject to new tax regimes and may be unable to take advantage of favorable tax provisions afforded by current or future law including exemption of branch profits and dividend withholding taxes under the U.S.-U.K. Income Tax Treaty on income derived in respect of our U.S.-flagged operation. For example, the OECD and numerous jurisdictions have had an increased focus on issues concerning the taxation of multinational businesses and have adopted several related reforms including the implementation of a global minimum tax rate of at least 15% for large multinational businesses starting January 1, 2024 or later, which could have a negative effect on our business, financial condition and results of operations. As a result of these developments in global tax reform, during the fourth quarter of 2023, the Company realigned its organizational structure in Bermuda due to the inclusion of the international shipping income exclusion in the Bermuda Act, which we believe provides an ability for the Company to exempt a significant amount of its income. We expect global tax reform will continue to evolve over the coming years, and we will continue to monitor any new developments and assess impacts to the Company.

Human Capital

Our people are the driving force of our past, current and future success. We aim to empower our team members worldwide, providing them opportunities to grow and develop and comprehensive benefits that support them to thrive both physically and mentally. We believe this commitment to empower people allows us to attract and retain top talent, while simultaneously providing robust career development opportunities that ultimately result in significant value to our Company. Reflecting this commitment, Norwegian Cruise Line Holdings Ltd. was recognized by Forbes with inclusion on its 2023 list of World’s Best Employers and by Newsweek with inclusion on its 2024 list of America’s Greatest Workplaces for Diversity.

In 2023, the company reinforced our commitment to culture by redefining our culture value anchors of Collaboration, Innovation, Transparency and Passion. We have prioritized developing and expanding the culture framework throughout the organization for 2024. We believe our culture and commitment to our team members attract and retain top talent, while simultaneously providing robust career development opportunities that ultimately results in significant value to our Company and its shareholders.

Demographics

As of December 31, 2023, we employed approximately 5,100 full-time employees worldwide in our shoreside operations and approximately 35,900 shipboard employees. Regent and Oceania Cruises’ ships use a third party to provide additional hotel and restaurant staffing onboard. We refer you to “Item 1A—Risk Factors— Our failure or inability to recruit or retain qualified personnel or the loss of key personnel or employee relations issues may materially adversely affect our business, financial condition and results of operations” for more information regarding our relationships with union employees and our collective bargaining agreements that are currently in place.

Diverse and Inclusive Culture

Our Company is committed to fostering an inclusive workforce, where diverse backgrounds are represented, engaged and empowered to generate and execute on innovative ideas. This commitment is also demonstrated by our Board of Directors, which is 50% diverse with three female directors and one director from an under-represented minority community.

Our Company operates globally, with team members representing over 110 countries. To foster a diverse and inclusive culture, we seek to leverage the talents of all team members and commit to equal employment opportunity (“EEO”) as detailed in our Company’s EEO policy. We have long-term partnerships with the National Diversity Council, sponsoring the Florida Diversity Council and its South Florida local chapter. We have established shoreside employee resource groups, such as the Veterans Task Force, Elevate (Women in Leadership) and Embrace (Diversity in Leadership), to support our team members and to serve as a feedback channel for employees. In 2023, following listening sessions with team members, NCLH PRIDE was established as a new resource group for our LGBTQ+ community and its allies.

As of December 31, 2023, the composition of our workforce was as follows:

Gender diversity (1)	Male %	Female %
All shoreside team members	41%	59%
Shoreside Managers/above	52%	48%
All shipboard team members	79%	21%
3-stripe/above (equivalent to Manager level)	85%	15%

Ethnic diversity (2)	Non-URMs %	URMs %
All shoreside team members in the U.S. who have self-identified	33%	67%
Shoreside Managers/above in the U.S. who have self-identified	47%	53%
(1)	While we present male and female, we acknowledge this is not fully encompassing of all gender identities.
(2)	Under-represented minority (“URM”) is used to describe diverse populations, including Native American, Asian, Black, Hispanic/Latino and Native Hawaiian team members in the U.S. We do not generally track ethnicity/race for our shipboard team members as the majority are URMs from a U.S. perspective.

Compensation and Benefits

Critical to our success is identifying, recruiting, retaining top talent and incentivizing existing and future team members. We attract and retain talented team members by offering competitive compensation and benefits. Our pay-for-performance compensation philosophy for our shoreside team is based on rewarding each team member’s individual contributions. We use a combination of fixed and variable pay components including base salary, bonus, equity, commissions and merit increases. We maintain a long-term incentive plan for our manager-level team members and above that allows us to provide share-based compensation to enhance our pay-for-performance culture and to support our attraction, retention and motivational goals. We have established an $18 per hour minimum wage for our non-commission U.S. based shoreside employees. We also issued an appreciation bonus of up to 10 days of pay to non-management employees not eligible under other bonus or incentive programs. The Company also consistently reviews salary levels in order to remain competitive in recruiting and retaining talent for shoreside and shipboard employees. We believe our compensation programs for our shipboard team are competitive and for the majority of this team, negotiated with various unions and documented in collective bargaining agreements.

The success of our Company is connected to the well-being of our team members, such that we offer a competitive benefits package including physical, financial and emotional well-being benefits. We offer our full-time U.S. shoreside team members a choice of Company-subsidized medical and dental programs to meet their needs and those of their families. In addition, we offer health savings and flexible spending accounts, vision cover, paid time off, employee assistance programs, short term disability and voluntary long-term disability insurance, term life and business travel insurance. We offer a 401(k) retirement savings plan and education assistance benefits. In 2023, we announced our reinstatement of 401(k) company matching and the student loan repayment program for 2024. Our benefits vary by location and are designed to meet or exceed local requirements and to be competitive in the marketplace. As we strive to be an employer of choice, the Company continues with a 4/1 flexible work model for shoreside team members globally. The flexible model allows most employees to work in-office Monday through Thursday and remotely on Friday.

We proudly offer Family Care Benefits to our eligible shoreside employees that includes paid leave at 100% of an employee’s salary, for maternity, paternity, and adoption leaves. Family planning assistance for fertility/surrogacy services and adoption support are also offered. In 2023, a new parent mentor group was established to offer further support to working parents returning to the workforce.

In May 2023, we introduced a new team member Norwegian Cruise Line cruise benefit to our full time shoreside team members which offers 95% off one cruise per year, along with substantial discounts for additional cruises. Our cruise benefit programs were further enhanced for team member’s friends and family across our brands.

In 2023, the NCLH Wellness at Sea initiative was introduced to shipboard team members to create a wellness-conscious work environment on the vessels. We are committed to providing crew members with guidelines, resources and activities for educational purposes and to guide them to achieve optimal wellness. Topics in this initiative address nutrition, physical activity, sleep and stress management and alcohol and tobacco awareness to name a few.

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

Established in 2021, Rising Stars remains a key development program to identify high potential shoreside leaders at the Director and Senior Director level. The 6-month program is conducted with a human resources strategy firm and is focused on developing a growth mindset to refine leadership strengths, champion change and encourage innovation through assessment tools, one-on-one coaching and group learning. We have had successful rates of promotion and retention of Rising Stars graduates.

Shipboard team members have the opportunity to learn the skills and responsibilities of another position in a different department, either to increase their effectiveness in the Company, or to give them the opportunity to shift their career path.

Retention and Engagement

We have a history of strong retention rates across our shoreside and shipboard teams which we attribute to our culture that allows our team members to thrive and achieve their career goals. For the full year of 2023, the Company experienced its highest shoreside voluntary retention rate as compared to the prior four years.

With the launch of new vessels across all three brands, team members were provided opportunities to sail aboard our new ships throughout the inaugural seasons to experience and familiarize themselves with the product delivered to our guests.

Exceptional team members continue to be recognized by a robust annual Award of Excellence recognition program which acknowledges and rewards individual team members and teams for their demonstration of Company values. In 2023, the Award of Excellence winners were celebrated by the NCLH President & CEO and senior leadership team onboard Regent Seven Seas Grandeur. We have also continued the Kloster Visionary Award which honors the Company’s founder, Knut Kloster, by recognizing a shipboard or shoreside team member whose spirit of innovation follows in the footsteps of this visionary. Through the shipboard Vacation Hero Awards program, shipboard supervisors and management recognize select shipboard team members that have proven to be outstanding in selected categories. This award program is designed to provide recognition and promote total guest satisfaction by encouraging and rewarding team members for demonstrating excellence in service, teamwork, attitude and leadership.

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

●	an agreement with the Government of Bermuda whereby we are permitted weekly calls in Bermuda through 2028 from Boston and New York.
●	contracts with the Port of New Orleans, Port Miami, Port Canaveral, New York City Economic Development Corporation (Manhattan Cruise Terminal), A.J. Juneau Dock, Ogden Point Cruise Ship Terminal in Victoria, BC, Port of Southampton, ITM, and various Hawaiian ports pursuant to which we receive preferential berths to the exclusion of other vessels for certain specified days of the week at the terminals.
●	a concession permit with the U.S. National Park Service whereby our ships are permitted to call on Glacier Bay during each summer cruise season through September 30, 2029.
●	an agreement with the British Virgin Islands Port Authority granting priority berthing rights for a 15-year term through April 2030 with options to extend the agreement for two additional five-year terms.
●	an agreement with the West Indian Company Limited granting priority berthing rights in St. Thomas for a 10-year term through September 2026 with an option to extend the agreement for an additional five years.
●	an agreement with the Port of Seattle for a 15-year lease through October 2030 with an option to extend the agreement for an additional five years.
●	an agreement with the Huna Totem Corporation that includes preferential berthing rights, for which a second pier in Icy Strait Point, Alaska has been developed.
●	a 30-year preferential berthing agreement with Ward Cove Dock Group, LLC, who has constructed a new double ship pier in Ward Cove, Ketchikan, Alaska. The pier has been built to simultaneously accommodate two of Norwegian Cruise Line’s 4,000 passenger Breakaway Plus Class Ships.
●	An agreement with Glacier Creek Development, LLC for construction and operation of a cruise terminal and related berthing facilities in Whittier, Alaska, expected to be operational for the 2024 season.
●	An agreement with AAK’W Landing LLC for the development of berthing facilities in Juneau Alaska, expected to be operational in 2026 or 2027.

Available Information

We file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and other information with the SEC. Our SEC filings are available to the public at the SEC’s website at http://www.sec.gov.

We also maintain an Internet site at https://www.nclhltd.com. We will, as soon as reasonably practicable after we electronically file or furnish our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and amendments to those reports, if applicable, make available such reports free of charge on our website. Our website also contains other items of interest to our investors, including, but not limited to, investor events, press and earnings releases and sustainability initiatives.

Information about our Executive Officers

The following table sets forth certain information regarding NCLH’s executive officers as of February 16, 2024.

Name	Age	Position
Harry Sommer	56	Director, President and Chief Executive Officer
Mark A. Kempa	52	Executive Vice President and Chief Financial Officer
David Herrera	52	President, Norwegian brand
Andrea DeMarco	45	President, Regent brand
Frank A. Del Rio	46	President, Oceania Cruises brand
Patrik Dahlgren	47	Executive Vice President, Vessel Operations
Daniel S. Farkas	55	Executive Vice President, General Counsel, Chief Development Officer and Assistant Secretary
Faye L. Ashby	52	Senior Vice President and Chief Accounting Officer

All the executive officers listed above hold their offices at the pleasure of our Board of Directors, subject to rights under any applicable employment agreements. There are no family relationships between or among any directors and executive officers.

Harry Sommer has served as President and Chief Executive Officer and a director of the Company since July 2023 and as President and Chief Executive Officer – Elect of the Company from April 2023 through June 2023. Prior to that, he served as President and Chief Executive Officer, Norwegian Cruise Line, from January 2020 through March 2023 and was President, International, from January 2019 to January 2020. Prior to that, he served as Executive Vice President, International Business Development from May 2015 to January 2019. From February 2015 until May 2015, he served as Executive Vice President and Chief Integration Officer for NCLH. Mr. Sommer previously served as Senior Vice President and Chief Marketing Officer of Prestige from October 2013 until February 2015, Senior Vice President, Finance, and Chief Information Officer of Prestige from September 2011 until October 2013 and Senior Vice President, Accounting, Chief Accounting Officer and Controller of Prestige from August 2009 until August 2011. Prior to joining Prestige, Mr. Sommer was the co-founder and President of Luxury Cruise Center, a high-end travel agency from 2002 to 2008. Mr. Sommer also served as Vice President, Relationship Marketing for Norwegian Cruise Line from 2000 to 2001. Mr. Sommer holds an M.B.A. from Pace University and a B.B.A. from Baruch College and is a Certified Public Accountant (inactive license).

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

David Herrera has served as President of Norwegian Cruise Line since April 2023. Prior to that, he served as the Chief Consumer Sales and Marketing Officer for Norwegian Cruise Line from October 2021 to March 2023. Prior to that, he served as Senior Vice President, Consumer Research for Norwegian Cruise Line from May 2020 to October 2021, Senior Vice President, Brand Finance and Strategy for Norwegian Cruise Line from August 2018 to October 2021, Senior Vice President, Strategy and Corporate Development from February 2018 through July 2018, President of NCLH China, from November 2015 to February 2018 and Senior Vice President, Strategy and Business Development from May 2015 to November 2015. Prior to the acquisition of Prestige, Mr. Herrera served as a Senior Advisor to the Chief Executive Officer of Prestige from 2012 through 2014. Prior to that, he was the founder and managing partner of Eastside Financial Group, a private investment firm, where he invested in and advised private companies, a Vice President at Sanford C. Bernstein, where he advised high net worth families and endowments on financial matters, Vice President of Marketing, Finance and Reinsurance for Markel Corporation, and an investment banker at Goldman, Sachs

& Co. in the Financial Institutions Group. Mr. Herrera proudly served in the U.S. Army National Guard in Florida, Texas and New York. Mr. Herrera has a B.B.A. from Stetson University and an M.B.A. from the Tuck School of Business at Dartmouth College.

Andrea DeMarco has served as the President of the Regent brand since January 2023 and has strong knowledge of the cruise industry with over 20 years of diverse experience spanning multiple areas of the business. She served as Chief Sales and Marketing Officer for Regent Seven Seas Cruises from September 2021 until January 2023 and as Senior Vice President of Investor Relations, Corporate Communications and Environmental, Social and Governance from January 2020 until August 2021. Prior to that, she served as Vice President, Investor Relations and Corporate Communications from October 2016 through December 2019, Senior Director, Investor Relations from June 2015 through October 2016 and Director, Investor Relations from November 2012 through June 2015. Prior to joining the Company, she worked in charter sales and corporate financial planning roles at Royal Caribbean Group. Ms. DeMarco has an M.B.A. in Finance from Florida International University and a B.S. in Finance from Florida State University.

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

Patrik Dahlgren has served as the Executive Vice President, Vessel Operations for NCLH since June 2023. Prior to that, he held the following positions at Royal Caribbean Group: Senior Vice President, Global Marine Operations from May 2017 to June 2022, Vice President of Technical Operations from August 2013 to May 2017, Director of Newbuild and Innovation from June 2011 to August 2013 and Master, Captain of cruise ships from 1999 to June 2011. Mr. Dahlgren has a B.S. in Nautical Science, Master Mariner from Linnaeus University.

Daniel S. Farkas has served as Executive Vice President and General Counsel of NCLH since January 2019 and became Chief Development Officer of NCLH in April 2023. He has also served as Assistant Secretary of the Company since 2013. Since Mr. Farkas joined the Company in January 2004, he has held the positions of Secretary from 2010 to 2013, Senior Vice President and General Counsel from 2008 through 2018, Vice President and Assistant General Counsel from 2005 to 2008, and Assistant General Counsel from 2004 to 2005 and was instrumental in the Company’s IPO and the Acquisition of Prestige. Mr. Farkas was formerly a partner in the Miami offices of the law firm Mase and Gassenheimer specializing in maritime litigation. Before that he was an Assistant State Attorney for the Eleventh Judicial Circuit in and for Miami-Dade County, Florida. Mr. Farkas currently serves as Chairman of the Operations Committee of the Florida-Caribbean Cruise Association, Chairman of the board of directors of the Cruise Industry Charitable Foundation and on the board of directors of the Steamship Mutual Underwriting Association Limited. Mr. Farkas earned a B.A., cum laude, in English and American Literature from Brandeis University and a J.D. from the University of Miami.

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

Debt/Liquidity Related Risk Factors

If our results of operations and financial performance do not recover as planned, we may not be in compliance with maintenance covenants in certain of our debt facilities.

Certain of our debt facilities include maintenance and financial covenants. For example, under the Sixth ARCA, we are required to maintain a loan to value ratio of less than 0.70 to 1.00. Financial covenants include free liquidity of no less than $250,000,000 at all times, a total net funded debt to total capitalization ratio and an EBITDA to consolidated debt service ratio of at least 1.25 to 1.00 at the end of each fiscal quarter unless free liquidity is greater than or equal to $300,000,000 at that time. If we expect to not be in compliance, we would expect to seek waivers from the lenders under these facilities or renegotiate these facilities prior to any covenant violation.

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

If we raise additional funds by issuing debt, we may be subject to limitations on our operations due to restrictive covenants, which may be more restrictive than the covenants in our existing debt agreements, and we may be required to further encumber our assets. We may not have sufficient available collateral to pledge to support additional financing. If adequate funds are not available on acceptable terms, or at all, we may be unable to fund our operations or respond to competitive pressures, which could negatively affect our business. Our credit ratings, which have been downgraded in the past, could be further downgraded, which could have an impact on the availability and/or cost of financing. In addition, we may conclude that there is a substantial doubt about our ability to operate as a going concern, which could have additional effects on our credit ratings and the availability and/or cost of financing. There can be no assurance that our ability to access the credit and/or capital markets will not be adversely affected by changes in the financial markets and the global economy. If we are not able to fulfill our liquidity needs through operating cash flows and/or borrowings under credit facilities or otherwise in the capital markets, our business and financial condition could be adversely affected and it may be necessary for us to reorganize our company in its entirety, including through bankruptcy proceedings, and our shareholders may lose their investment in our ordinary shares.

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

We believe that attractive port destinations are a major reason why guests choose to go on a particular cruise or on a cruise vacation. The availability of ports is affected by a number of factors, including, but not limited to, health, safety, and environmental concerns, existing capacity constraints, security, adverse weather conditions and natural disasters such as hurricanes, floods, typhoons and earthquakes, financial limitations on port development, political instability, armed conflicts, exclusivity arrangements that ports may have with our competitors, governmental regulations, including sanctions, and fees, local community concerns about port development and tourism. For example, currently and in the past, regulatory changes, disease outbreaks resulting in a global pandemic, armed conflicts and damages to ports from hurricanes have prohibited our cruise voyages from visiting certain regions, including Cuba, Russia, Japan and some ports in the Caribbean. There can be no assurance that our ports of call will not be similarly affected in the future. Due to environmental and over-crowding concerns, some local governments have begun to take measures to limit the number of cruise ships and passengers allowed at certain destinations. For example, Dubrovnik, Venice and Barcelona have either implemented or considered implementing such limitations on cruise ships and passengers. Limitations on the availability of ports of call or on the availability of shore excursions and other service providers at such ports have adversely affected our business, financial condition and results of operations in the past and could do so in the future.

We rely on scheduled commercial airline services for passenger and crew connections. Increases in the price of, or major changes, significant delays and disruptions, or reduction in, commercial airline services has, and could in the future, disrupt our operations.

A number of our passengers and crew depend on scheduled commercial airline services to transport them to ports of embarkation for our cruises. Increases in the price of airfare due to increases in fuel prices, fuel surcharges, changes in commercial airline services as a result of health and safety events, strikes or other staffing shortages, weather or other events, or the lack of availability due to schedule changes or a high level of airline bookings has and could adversely affect our ability to transport guests and crew to or from our ships and thereby increase our cruise operating expenses which, in turn, has an adverse effect on our financial condition and results of operations. For example, many commercial airlines reduced services, experienced staffing shortages and suffered other disruptions due to the COVID-19 pandemic and other macroeconomic conditions. COVID-19 related regulations also prevented us from using commercial airline services to transport our crew members to and from our ships, which resulted in increased costs to our Company.

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

Armed conflicts, including Russia’s ongoing invasion of Ukraine and the Israel-Hamas war, have also impacted, and could in the future impact, our profitability and product offering by limiting the destinations to which we can travel and our operations by making it more difficult to source crew members and third-party vendors from affected regions and making it more difficult or costly to source goods we need to run our operations or to build or maintain our ships. Further, armed conflicts have contributed to extreme volatility in the global financial markets and have had, and may continue to have, further global economic consequences, including disruptions of the global supply chain and energy markets and heightened volatility of commodity fuel prices. Such volatility or disruptions have had, and may continue to have, adverse consequences to our business, our suppliers and our customers. If the equity and credit markets deteriorate, including as a result of political unrest or war, it may make any necessary debt or equity financing more difficult to obtain in a timely manner or on favorable terms, more costly or more dilutive. Our business, financial condition and results of operations may be materially and adversely affected by any negative impact on the global economy, capital markets or commodity fuel prices resulting from armed conflicts and other geopolitical tensions.

Public health crises have had, and may in the future have, a significant impact on our financial condition, results, operations, outlook, plans, goals, growth, reputation, cash flows, liquidity, demand for voyages and share price.

Public health crises, such as the COVID-19 pandemic, could have significant negative impacts on all aspects of our business. In March 2020, we implemented a voluntary suspension of all cruise voyages across our three brands due to the COVID-19 pandemic. We began resuming cruise voyages in July 2021 in a phased manner and completed the phased relaunch of our entire fleet in early May 2022. This caused significant costs and lost revenue as a result of, among other things, the suspension of cruise voyages, implementation of additional health and safety measures, reduced demand for cruise vacations, guest compensation, itinerary modifications, redeployments and cancellations, travel restrictions and advisories, the unavailability of ports and/or destinations and protected commissions. We were also negatively impacted by adverse impacts to our travel agencies and suppliers due to COVID-19, and we may experience similar impacts in the event of a future pandemic or other public health crises.

We have been, and may in the future be, subject to heightened governmental regulations, travel advisories, travel bans and restrictions that have and could significantly impact our global guest sourcing and our access to various ports of call around the globe. We have had instances of disease outbreaks, such as COVID-19, on our ships and there is no guarantee that the health and safety protocols we implement will be successful in preventing the spread of infectious disease onboard our ships and among our passengers and crew.

We have been and may in the future be the subject of lawsuits and investigations stemming from outbreaks of infectious disease. We cannot predict the number or outcome of any such proceedings and the impact that they will have on our financial results, but any such impact may be material.

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

Our business depends on maintaining and strengthening our brand to attract new customers and maintain ongoing demand for our offerings, and a significant reduction in such demand could harm our results of operations.

Our name and brand image are integral to the growth of our business, as well as to the implementation of our strategies for expanding our business. Our ability to execute our marketing and growth strategy depends on many factors, including the perceived quality of our services, the impact of our communication activities, including advertising, social media, and public relations, and our management of the customer experience, including direct interfaces through customer service. Maintaining, promoting, and positioning our brand are important to expanding our customer base and will depend largely on the success of our marketing efforts and our ability to provide consistent, high-quality customer experiences.

We have used, and expect to continue to use, corporate partnerships, brand ambassadors, traditional, digital, and social media to promote our business. Marketing campaigns can be expensive and may not result in the cost-effective acquisition of customers. Ineffective marketing, ongoing and sustained promotional activities, negative publicity, unfair labor practices, and failure to protect the intellectual property rights in our brand are some of the potential threats to the strength of our brand, and those and other factors could rapidly and severely diminish customer confidence in us. Furthermore, actions taken by individuals that we partner with, such as brand ambassadors, influencers or our associates, that fail to represent our brand in a manner consistent with our brand image, whether through our social media platforms or their own, could also harm our brand reputation and materially impact our business. Future marketing campaigns may not attract new customers at the same rate as past campaigns. If we are unable to attract new customers, or fail to do so in a cost-effective manner, our growth could be slower than we expect and our business could be harmed.

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

Breaches in data security or other disturbances to our information systems and other networks or our actual or perceived failure to comply with requirements regarding data privacy and protection could impair our operations, subject us to significant fines, penalties and damages, and have a material adverse impact on our business, financial condition and results of operations.

The integrity and reliability of our information systems and networks are crucial to our business operations and a breach, compromise, damage or other disruption to these systems or networks could impair our operations, have an adverse impact on our financial results and negatively affect our reputation and customer demand. In addition, certain networks are dependent on third-party technologies, systems and service providers for which there is no certainty of uninterrupted availability. Among other things, actual or threatened natural disasters, information systems failures, computer viruses, denial-of-service attacks and other cybersecurity incidents may cause disruptions to our information systems, telecommunications and other networks. Our business continuity, disaster recovery, data restoration plans and data and information system security may not prevent disruptions that could result in adverse effects on our operations and financial results. We carry limited business interruption insurance for certain shoreside operations, subject to limitations, exclusions and deductibles.

As part of our ordinary business operations, we and certain of our third-party service providers collect, process, transmit and store a large volume of personally identifiable information. The security of the systems and networks where we and our service providers store this data is a critical element of our business. We experience cybersecurity threats and incidents of varying degrees on our systems and networks and, as a result, unauthorized parties have obtained in the past, and may in the future obtain, access to our computer systems and networks, including cloud-based platforms. The technology infrastructure and systems of our suppliers, vendors, service providers and partners have in the past experienced and may in the future experience such attacks. Cybersecurity threats can include computer viruses, malware, worms, hackers and other malicious software programs or other attacks, including physical and electronic break-ins, router disruption, sabotage or espionage, disruptions from unauthorized access and tampering (including through social engineering such as phishing attacks), impersonation of authorized users and coordinated denial-of-service attacks. There can be no assurance that a breach or incident will not have a material impact on our operations and financial results in the future. In addition, we may not be in a position to promptly address security breaches, unauthorized access or other cybersecurity incidents or to implement adequate preventative measures if we are unable to immediately detect such incidents. Our failure to successfully prevent, mitigate or timely respond to such incidents could impair our ability to conduct business and damage our reputation.

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

In the event of a data security breach of our systems and/or third-party systems or a cybersecurity incident, we may incur costs associated with the following: response, notification, forensics, regulatory investigations, public relations, consultants, credit identity monitoring, credit freezes, fraud alert, credit identity restoration, credit card cancellation, credit card reissuance or replacement, data restoration, regulatory fines and penalties, vendor fines and penalties, legal fees, damages and settlements. In addition, a data security breach or cybersecurity incident may cause business interruption, information system disruption, disruptions as a result of regulatory investigation or litigation, digital asset loss related to corrupted or destroyed data, loss of company assets, damage to our reputation, damages to intangible property and other intangible damages, such as loss of consumer confidence, all of which could impair our operations and have an adverse impact on our financial results.

Changes in fuel prices and the type of fuel we are permitted to use and/or other cruise operating costs would impact the cost of our cruise ship operations and our hedging strategies may not protect us from increased costs related to fuel prices.

Fuel expense is a significant cost for our Company. Future increases in the cost of fuel globally or regulatory requirements which require us to use more expensive types of fuel, including more costly alternate fuel sources, would increase the cost of our cruise ship operations. For example, as of January 2020, the IMO’s convention entitled Prevention of Pollution from Ships (MARPOL) set a global limit on fuel sulfur content of 0.5% (reduced from the previous 3.5% global limit). Various compliance methods, such as the use of low-sulfur fuels or exhaust gas cleaning systems that reduce an equivalent amount of sulfur emissions, may be utilized. We have elected to install exhaust gas cleaning systems on some ships in our fleet, which will allow us to continue to use high-sulfur fuel on those ships in certain areas. However, the significant drop in demand for high-sulfur fuel due to the previous pandemic-related pause in operations has made it more difficult to source high-sulfur fuel going forward, which may increase our fuel costs. Ships in our fleet that do not have exhaust gas cleaning systems, and in specified areas even ships with exhaust gas cleaning systems, will be required to use low-sulfur fuels. Low-sulfur fuels may be costly due to increased demand and scarcity if suppliers are not able to produce sufficient quantities. We will also be required to use alternate fuel sources in the future as regulations aimed at reducing carbon intensity have been introduced and we may choose to use alternative fuels in order to achieve any emissions reduction targets we have and may in the future adopt. For example, the IMO adopted two requirements that went into effect in 2023, the Carbon Intensity Indicator and Energy Efficiency Ship Index, which each regulate carbon emissions for ships, and the E.U. has begun to regulate carbon dioxide emissions from passenger and cargo ships over 5,000 Gross Tons under its Emissions Trading System beginning in 2024. In addition, we could experience increases in other cruise operating costs due to market forces and economic or political instability resulting from increases or volatility in fuel expense. Our hedging program may not be successful in mitigating higher fuel costs, and any price protection provided may be limited due to market conditions, including choice of hedging instruments, breakdown of correlation between hedging instrument and market price of fuel and failure of hedge counterparties. To the extent that we use hedge contracts that have the potential to create an obligation to pay upon settlement if fuel prices decline significantly, such hedge contracts may limit our ability to benefit fully from lower fuel costs in the future. Additionally, deterioration in our financial condition could negatively affect our ability to enter into new hedge contracts in the future.

Mechanical malfunctions and repairs, delays in our shipbuilding program, maintenance and refurbishments and the consolidation of qualified shipyard facilities could adversely affect our results of operations and financial condition.

The new construction, refurbishment, repair and maintenance of our ships are complex processes and involve risks similar to those encountered in other large and sophisticated equipment construction, refurbishment and repair projects. Our ships are subject to the risk of mechanical failure or accident, which we have occasionally experienced and have had to repair. For example, in the past we have had to delay or cancel cruises due to mechanical issues on our ships. There can be no assurance that we will not experience similar events in the future. If there is a mechanical failure or accident in the future, we may be unable to procure spare parts when needed or make repairs without incurring material expense or suspension of service, especially if a problem affects certain specialized maritime equipment, such as the radar, a pod propulsion unit, the electrical/power management system, the steering gear or the gyro system. Limited capacity and availability of shipyards and related subcontractors, including a lack of viable drydock facilities in the Western Hemisphere, could impact our ability to construct or repair ships as needed. Delays or mechanical faults may result in cancellation of cruises and/or necessitate unscheduled drydocks and repairs of ships.

In addition, availability, work stoppages, insolvency or financial problems in the shipyards’ construction, refurbishment or repair of our ships, other “force majeure” events that are beyond our control and the control of shipyards or subcontractors, or changes to technical specifications due to regulatory changes, sustainability initiatives or other strategic initiatives could also delay or prevent the newbuild delivery, refurbishment and repair and maintenance of our ships. Any termination or breach of contract following such an event may result in, among other things, the forfeiture of prior deposits or payments made by us, potential claims and impairment of losses. A significant delay in the delivery of a new ship, or a significant performance deficiency or mechanical failure of a new ship could also have an adverse effect on our business. The impacts of global events including armed or geopolitical conflicts and pandemics, a lack of viable drydock facilities, modifications the Company plans to make to its newbuilds, including initiatives to improve environmental sustainability, and other macroeconomic events have resulted in some delays in expected ship deliveries, and may result in additional delays in ship deliveries in the future, which may be prolonged. The consolidation of the control of certain European cruise shipyards could result in higher prices for the construction of new ships and refurbishments and could limit the availability of qualified shipyards to construct new ships. Also, the lack of qualified shipyard repair facilities could result in the inability to repair and maintain our ships on a timely basis. Additionally, we are reliant on a third party to oversee certain newbuild and Dry-dock projects. Any occurrence that prevented such third party from continuing to oversee such projects or substantially increased the costs related to such oversight could have an adverse effect on our operations. These potential events and the associated losses, to the extent that they are not adequately covered by contractual remedies or insurance, could adversely affect our results of operations and financial condition.

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

Negative perceptions about the cruise industry, carbon intensity, sustainability or otherwise may make it increasingly difficult to retain and hire additional crew members to staff our fleet and to recruit new employees generally.

Impacts related to climate change may adversely affect our business, financial condition and results of operations.

There has been an increased focus on GHG and other emissions from global regulators, consumers and other stakeholders. Regulations addressing climate change that have already been adopted or are being considered, as described under “Risks Related to the Regulatory Environment in Which We Operate,” may have significant adverse impacts to our profitability and operations. In addition, concern about climate change may cause consumers to avoid certain kinds of travel including cruise and air travel, which could impact our ability to source guests. Increasing concerns about GHG emissions may attract scrutiny from investors and may make it more difficult and/or costly for us to raise capital. Our ships, port facilities, corporate offices and island destinations have in the past and may again be adversely affected by an increase in the frequency and intensity of adverse weather conditions caused by climate change. For example, certain ports have become temporarily unavailable to us due to hurricane damage and other destinations have either considered or implemented restrictions on cruise operations due to environmental concerns. We expect to make significant investments in technology, equipment and alternative fuels in order to achieve any climate-related targets we may set and to comply with climate-related regulations, and our profitability and operations may be adversely impacted by such investments. These investments may have costs beyond our expectations and may not ultimately benefit us as expected. The actions we take to meet our emissions reduction goals and requirements are expected to result in delays to our shipbuilding program. Our ability to achieve our sustainability commitments and goals will depend on a number of variable factors, some of which are outside of our control. We may fall short of any sustainability goals we set, including those disclosed in this report, which may result in negative impacts to our reputation, financial condition and results of operations. Conversely, backlash against our sustainability initiatives and commitments may harm our reputation among other stakeholders and expose us to related liabilities.

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

The U.S. Government announced that, effective May 2, 2019, it would no longer suspend the right of private parties to bring litigation under Title III of the Cuban Liberty and Solidarity (Libertad) Act of 1996, popularly known as the Helms-Burton Act, allowing certain individuals whose property was confiscated by the Cuban government beginning in 1959 to sue anyone who "traffics" in the property in question in U.S. courts. One such certified claim against us is pending and additional claims may be brought against us in the future. If this suit is successful after we have exhausted our ability to appeal, we may be required to pay substantial monetary damages. We cannot predict the number or outcome of any such proceedings and the impact that they will have on our financial results, but any such impact may be material.

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

We have historically and may in the future enter into ship construction contracts denominated in euros or other foreign currencies. While we have entered into foreign currency derivatives to manage a portion of the currency risk associated with such contracts, we are exposed to fluctuations in the euro exchange rate for the portions of the ship construction contracts that have not been hedged. A weakening of the U.S. dollar against the euro would have a negative impact on our financial performance to the extent that these contracts have not been hedged. Additionally, if a shipyard is unable to perform under the related ship construction contract, any associated foreign currency hedges that were entered into to manage the currency risk would need to be terminated.

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

The U.S. and various state and foreign government and regulatory agencies have enacted or are considering new environmental regulations and policies aimed at restricting or taxing emissions, including those of greenhouse gases, requiring the use of low-sulfur fuels, requiring the use of shore power while in port, increasing fuel efficiency requirements, reducing the threat of invasive species in ballast water, and improving sewage and greywater-handling capabilities. For example, MARPOL regulations have established special Emission Control Areas (“ECAs”) with stringent limitations on sulfur and nitrogen oxide emissions from fuel burning aboard ships. Ships operating in designated ECAs are generally expected to meet the new sulfur oxide emissions limits through the use of low-sulfur fuels or installation of exhaust gas cleaning systems. In 2021, the IMO adopted two requirements that went into effect in 2023, the Carbon Intensity Indicator (the “CII”) and Energy Efficiency Ship Index (the “EEXI”), which each regulate carbon emissions for ships. The CII is an operational metric designed to measure how efficiently a ship transports goods or passengers by looking at carbon dioxide emissions per nautical mile. Ships are given an annual rating from A to E with a C or better required for compliance. For ships that receive a D rating for three consecutive years, or an E rating for one year, a corrective action plan will need to be developed and approved. Beginning in 2023, ships are now required to reduce carbon intensity by 5% from a 2019 baseline, with 2% incremental improvements each year thereafter until 2030. The EEXI is a design re-certification requirement that updates energy efficiency requirements for existing ships and regulates carbon dioxide emissions related to installed engine power, transport capacity and ship speed. In addition, in December 2022, the European Parliament, the Council of the European Union, and the European Commission reached an agreement on including the maritime transport sector in the E.U.’s carbon dioxide Emissions Trading System. Under the directive ships over 5,000 Gross Tons that transport passengers or cargo to or from E.U. member state or EEA ports are required to purchase and surrender emissions allowances equivalent to emissions for all or a half of a covered voyage, depending on whether the voyage was between two E.U. or EEA ports or an E.U. or EEA and a non-E.U. or EEA port. The requirements are to be phased in from 2024 to 2026. Beginning in 2024, covered entities are required to procure and surrender allowances equivalent to 40% of their carbon emissions, with the amount increasing to 70% of carbon emissions in 2025 and 100% of GHG emissions in 2026.

Compliance with such laws and regulations have resulted in increased costs to our Company and are expected to entail significant expenses for a combination of: ship modifications, purchases of emissions allowances, alternative fuels and higher-cost compliant newbuilds. Compliance is also expected to result in changes to our operating procedures, including limitations on our ability to operate in certain locations and slowing the speed of our ships and may render some ships obsolete, which would adversely impact our operations. These issues are, and we believe will continue to be, areas of focus by the relevant authorities throughout the world. This could result in the enactment of more stringent regulation of cruise ships that would subject us to increasing compliance costs in the future. We may not be able to comply with future and existing regulations and may be subject to fines, penalties and limitations on our ability to operate. Some environmental groups continue to lobby for more extensive oversight of cruise ships and have generated negative publicity about the cruise industry and its environmental impact.

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

Changes in tax laws, or challenges to our tax positions could adversely affect our results of operations and financial condition.

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

We believe and have taken the position that substantially all of our income derived from the international operation of ships is properly categorized as shipping income and that we do not have a material amount of non-qualifying income. It is possible, however, that a much larger percentage of our income does not qualify (or will not qualify) as shipping income. Moreover, the exemption for shipping income is only available for years in which NCLH will satisfy complex stock ownership tests or the publicly-traded test under Section 883 as described in “Item 1—Business—Taxation—Exemption of International Shipping Income under Section 883 of the Code.” There are factual circumstances beyond our control, including changes in the direct and indirect owners of NCLH’s ordinary shares, which could cause us or our subsidiaries to lose the benefit of this tax exemption. Finally, any changes in our operations could significantly increase our exposure to either the Net Tax Regime or the 4% Regime (each as defined in “Item 1—Business—Taxation”), and we can give no assurances on this matter.

If we or any of our subsidiaries were not to qualify for the exemption under Section 883, our or such subsidiary’s U.S.-source income would be subject to either the Net Tax Regime or the 4% Regime (each as defined in “Item 1—Business—Taxation”). As of the date of this filing, we believe that NCLH and its subsidiaries will satisfy the publicly-traded test imposed under Section 883 and therefore believe that NCLH will qualify for the exemption under Section 883. However, as discussed above, there are factual circumstances beyond our control that could cause NCLH to not meet the stock ownership or publicly-traded tests. Therefore, we can give no assurances on this matter. We refer you to “Item 1—Business—Taxation.”

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

The various tax regimes to which we have historically been subject result in a relatively low effective tax rate on our worldwide income. These tax regimes, however, are subject to change, possibly with retroactive effect. For example, the OECD and numerous jurisdictions have had an increased focus on issues concerning the taxation of multinational businesses and have adopted several related reforms, including the implementation of a global minimum tax rate of at least 15% for large multinational businesses starting January 1, 2024 or later, which could have a material adverse effect on our aggregate tax liability and effective tax rate. During the fourth quarter of 2023, in response to the OECD’s BEPS

2.0 Pillar 2 global tax reform, the Company restructured its organizational structure by realigning many of its operations across its three different brands into a single jurisdiction, Bermuda. In connection with the reorganization, among other steps, certain NCLH subsidiaries were redomiciled to Bermuda. If our assumptions and interpretations regarding the global minimum tax rules or our efforts to reorganize prove to be incorrect for any reason, our business, financial condition and results of operations could be materially adversely affected. We expect global tax reform will continue to evolve over the coming years and will continue to monitor these developments.

Additionally, previously we obtained an assurance from the Minister of Finance of Bermuda under the Exempted Undertakings Tax Protection Act 1966 that, in the event that any legislation is enacted in Bermuda imposing any tax, including tax on profits or income among others, such tax shall not be applicable to them until March 31, 2035. Such assurances were superseded by the passage of new legislation as described below.

On December 27, 2023, the Bermuda Act was enacted in Bermuda. Under the Bermuda Act, the corporate income tax will be determined based on a statutory tax rate of 15% effective for fiscal years beginning on or after January 1, 2025. The corporate income tax will apply only to Bermuda tax resident businesses that are part of multinational enterprise groups with €750 million or more in annual revenues in at least two of the four fiscal years immediately preceding the year in question. Although the Government of Bermuda has already released limited guidance with respect to specific provisions of the Bermuda Act, it is anticipated that further administrative guidance as well as regulatory guidance will be released over the course of the 2024 calendar year and beyond.

As enacted, the Bermuda Act makes it clear that any corporate income tax liability is due regardless of the above assurances under the Exempted Undertakings Protection Act 1966. Therefore, we expect to be subject to the Bermuda corporate income tax with effect from January 1, 2025. The Bermuda Act provides for an international shipping income exclusion. In order for a Bermuda entity’s international shipping income to qualify for the exclusion, the entity must demonstrate that the strategic or commercial management of all ships concerned is effectively carried on from or within Bermuda. We expect we will meet the necessary requirements to qualify for the international shipping income exclusion during 2024, but we cannot provide any assurances. Additionally, the Bermuda Act provides for companies to be able to offset 80% of their Bermuda taxable income with any tax loss deductions available on an annual basis. The Bermuda Act provides for opening tax loss carryforwards based on the Bermuda taxable income (loss) results of the individual Bermuda entities in the five fiscal years prior to the enactment date, which includes 2020 through 2024 calendar years for the Company. If our assumptions and interpretations regarding the Bermuda Act prove to be incorrect for any reason, our business, financial condition, and results of operations could be materially adversely affected.

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

Our Company and certain of its subsidiaries are or may be subject to economic substance requirements in their jurisdictions of formation or continuation, including, but not limited to, Bermuda, Guernsey, Isle of Man, British Virgin Islands, the Bahamas and Saint Lucia. Pursuant to the legislation passed in each jurisdiction, entities subject to each jurisdiction’s laws that carry out relevant activities as specified in such laws, are required to demonstrate adequate economic substance in that jurisdiction. In general terms, adequate economic substance means: (i) the entity is actually directed and managed in the jurisdiction; (ii) core income-generating activities relating to the applicable relevant activity are performed in the jurisdiction; (iii) there are adequate employees in the jurisdiction; (iv) the entity maintains adequate physical presence in the jurisdiction; and (v) there is adequate operating expenditure in the jurisdiction. We have evaluated the activities of NCLH, NCLC and their subsidiaries and have concluded that in some cases, those activities are 'relevant activities' for the purposes of the applicable economic substance laws and that, consequently, certain entities within our organization will be required to demonstrate compliance with these economic substance requirements. We have in the past and may in the future be subject to increased costs and our management team may be required to devote significant time to satisfying economic substance requirements in certain of these jurisdictions. If such entities cannot establish compliance with these requirements, we may be liable to pay additional penalties and fines in the applicable jurisdictions and/or required to re-domicile such entities to different jurisdictions that may have tax regimes and other regulatory regimes which may be less favorable.

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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Risk Management and Strategy

Our Board of Directors and management team recognizes the importance of assessing, identifying, and managing material risks associated with cybersecurity threats, as such term is defined in Item 106(a) of Regulation S-K. Our cybersecurity risks are considered individually as part of our enterprise risk management program alongside other risks, and prioritized and discussed with our Board of Directors.

Our internal Security Operations Center (“SOC”) has primary responsibility for assessing, identifying, and managing material risks associated with cybersecurity threats, and provides information security monitoring for both shoreside and shipboard information systems and applications. The SOC is a team comprised of cybersecurity professionals who are responsible for real-time incident response management for our IT infrastructure, which includes our websites, applications, databases, servers, network devices and components and workstations. They are trained and equipped to identify, contain, analyze and investigate any perceived security threats as well as assist internal users with any information security questions or reported issues, such as phishing/scam emails, information security concerns and security solution related access or performance issues.

As part of our cybersecurity program, team members are offered cybersecurity training and participate in awareness programs including phishing simulation exercises, regular cybersecurity newsletters and reminders and programming and events during cybersecurity awareness month.

Our processes also address cybersecurity threat risks associated with our use of third-party service providers, including those who have access to our customer, prospect, supplier or employee data or our systems. In addition, cybersecurity considerations affect the selection and oversight of our third-party service providers. We generally require that third-party service providers that access, host our data, or could otherwise introduce cybersecurity risk to us, enter into contracts that obligate them to manage their cybersecurity risks in certain ways and report any cybersecurity incidents to us.

We engage third-party advisory firms to conduct assessments of the maturity of our security program and, among other measures, work to be Payment Card Industry (“PCI”) compliant where required. We also maintain incident response procedures and business continuity and contingency plans and periodically hire third parties to conduct vulnerability analyses. We also compare our processes to standards set by the National Institute of Standards and Technology (“NIST”) and/or International Organization for Standardization (“ISO”), as appropriate.

Governance

The Technology, Environmental, Safety and Security (“TESS”) Committee of our Board of Directors oversees our programs and policies related to data protection and cybersecurity and receives updates on related risks from our Chief Information Security Officer on at least an annual basis, and more often as the circumstances require. The Audit Committee of our Board of Directors also receives updates, at least annually, from our Chief Information Officer and/or Chief Information Security Officer regarding cybersecurity and other information system compliance matters that may pose risks to our financial reporting or operations.

Our Chief Information Security Officer is responsible for our overall data security and cybersecurity risk reduction efforts, including information security compliance, training and awareness and application, network and system security. Our Chief Information Security Officer has 25 years of prior experience in the fields of information systems, cybersecurity, risk management, and infrastructure management. Our Chief Information Security Officer holds master’s and bachelor’s degrees in both Computer Information Systems and Business Administration and the following certifications: Certified Internal Controls Auditor (CICA), Payment Card Industry Professional (PCIP), Certified

Information Systems Security Professional (CISSP), Certified Information Systems Auditor (CISA) and Certified in Risk and Information Systems Control (CRISC).

We discuss risks related to cybersecurity threats under the heading “Breaches in data security or other disturbances to our information systems and other networks or our actual or perceived failure to comply with requirements regarding data privacy and protection could impair our operations, subject us to significant fines, penalties and damages, and have a material adverse impact on our business, financial condition and results of operations” included as part of our risk factor disclosures in Item 1A of this Annual Report, which disclosures are incorporated by reference herein. We are not aware of any risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, that have materially affected or are reasonably likely to materially affect our business, including our business strategy, results of operations, or financial condition and any expenses we have incurred from cybersecurity incidents were immaterial.

Item 2. Properties

Information about our cruise ships may be found under “Item 1. Business—Our Fleet” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

NCLH’s principal executive offices are located in Miami, Florida where we lease approximately 393,571 square feet of facilities.

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

Holders

As of February 16, 2024, there were 278 record holders of NCLH’s ordinary shares. Since certain of NCLH’s ordinary shares are held by brokers and other institutions on behalf of shareholders, the foregoing number is not representative of the number of beneficial owners.

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

The following graph shows a comparison of the cumulative total return for our ordinary shares, the Standard & Poor’s 500 Composite Stock Index and the Dow Jones United States Travel and Leisure index. The Stock Performance Graph assumes that $100 was invested at the closing price of our ordinary shares on the NYSE and in each index on the last trading day of fiscal 2018. Past performance is not necessarily an indicator of future results. The stock prices used were as of the close of business on the respective dates.

$250.00
$200.00
$150.00
$100.00
$50.00
$-
12/31/18
12/31/19
12/31/20
12/31/21
12/31/22
12/31/23
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

We categorize revenue from our cruise and cruise-related activities as either “passenger ticket” revenue or “onboard and other” revenue. Passenger ticket revenue and onboard and other revenue vary according to product offering, the size of the ship in operation, the length of cruises operated and the markets in which the ship operates. Our revenue is seasonal based on demand for cruises, which has historically been strongest during the Northern Hemisphere’s summer months; however, our cruise voyages were completely suspended from March 2020 until July 2021 due to the COVID-19 pandemic and our resumption of cruise voyages was phased in gradually, with full operation of our fleet resumed in May 2022. Passenger ticket revenue primarily consists of revenue for accommodations, meals in certain restaurants on the ship, certain onboard entertainment, government taxes, fees and port expenses and includes revenue for service charges and air and land transportation to and from the ship to the extent guests purchase these items from us. Onboard and other revenue primarily consists of revenue from casino, beverage sales, shore excursions, specialty dining, retail sales, spa services and Wi-Fi services. Our onboard revenue is derived from onboard activities we perform directly or that are performed by independent concessionaires, from which we receive a share of their revenue.

Our cruise operating expense is classified as follows:

●	Commissions, transportation and other primarily consists of direct costs associated with passenger ticket revenue. These costs include travel advisor commissions, air and land transportation expenses, related credit card fees, certain government taxes, fees and port expenses and the costs associated with shore excursions and hotel accommodations included as part of the overall cruise purchase price.
●	Onboard and other primarily consists of direct costs incurred in connection with onboard and other revenue, including casino, beverage sales and shore excursions.
●	Payroll and related consists of the cost of wages, benefits and logistics for shipboard employees and costs of certain inventory items, including food, for a third party that provides crew and other hotel services for certain ships.
●	Fuel includes fuel costs, the impact of certain fuel hedges and fuel delivery costs.
●	Food consists of food costs for passengers and crew on certain ships.
●	Other consists of repairs and maintenance (including Dry-dock costs), ship insurance and other ship expenses.

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

Ship Accounting

Ships represent our most significant assets, and we record them at cost less accumulated depreciation. Depreciation of ships is computed on a straight-line basis over the weighted average useful lives of primarily 30 years after a 15% reduction for the estimated residual value of the ship. Our residual value is established based on our long-term estimates of the expected remaining future benefit at the end of the ships’ weighted average useful lives. In 2022 and 2023, the Company took delivery of Norwegian’s first Prima Class Ship and Oceania Cruises’ first Allura Class Ship, respectively. Based on the design, structure and technological advancements made to these new classes of ships and the analyses of their major components, which is generally performed upon the introduction of a new class of ship, we have assigned the Prima Class Ships and Allura Class Ships a weighted-average useful life of 35 years with a residual value of 10%. Ship improvement costs that we believe add value to our ships are capitalized to the ship and depreciated over the shorter of the improvements’ estimated useful lives or the remaining useful life of the ship. When we record the retirement of a ship component included within the ship’s cost basis, we estimate the net book value of the component being retired and remove it from the ship’s cost basis. Repairs and maintenance activities are charged to expense as incurred. We account for Dry-dock costs under the direct expense method which requires us to expense all Dry-dock costs as incurred.

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

If circumstances cause us to change our assumptions in making determinations as to whether ship improvements should be capitalized, the amounts we expense each year as repairs and maintenance costs could increase, partially offset by a decrease in depreciation expense. If we reduced our estimated weighted average ship service life by one year, depreciation expense for the year ended December 31, 2023 would have increased by $19.4 million. In addition, if our ships were estimated to have no residual value, depreciation expense for the same period would have increased by $84.4 million. We believe our estimates for ship accounting are reasonable and our methods are consistently applied. We believe that depreciation expense is based on a rational and systematic method to allocate our ships’ costs to the periods that benefit from the ships’ usage.

Asset Impairment

We review our long-lived assets, principally ships, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Assets are grouped and evaluated at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets. For ship impairment analyses, the lowest level for which identifiable cash flows are largely independent of other assets and liabilities is each individual ship. We consider historical performance and future estimated results in our evaluation of potential impairment and then compare the carrying amount of the asset to the estimated undiscounted future cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds the estimated expected undiscounted future cash flows, we measure the amount of the impairment by comparing the carrying amount of the asset to its estimated fair value. We estimate fair value based on the best information available utilizing estimates, judgments and projections as necessary. Our estimate of fair value is generally measured by discounting expected future cash flows at discount rates commensurate with the associated risk.

We evaluate goodwill and trade names for impairment annually or more frequently when an event occurs or circumstances change that indicates the carrying value of a reporting unit may not be recoverable. In 2023, we changed our annual evaluation date for impairment from December 31 to October 1. We believe this measurement date, which represents a change in the method of applying an accounting principle, is preferable because it better aligns with the timing of the Company’s financial planning process, which is a key component of the annual impairment tests. The change in the measurement date did not delay, accelerate or prevent an impairment charge. The accounting policy change is not material and will be applied prospectively. For our evaluation of goodwill, we use a qualitative assessment which allows us to first assess qualitative factors to determine whether it is more likely than not (i.e., more than 50%) that the estimated fair value of a reporting unit is less than its carrying value. For trade names we also provide a qualitative assessment to determine if there is any indication of impairment.

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

It is at our discretion whether to perform the qualitative test and we may bypass the qualitative test in any period and proceed directly to the quantitative impairment test. We may also, at our discretion, resume performing the qualitative assessment in any subsequent period.

We believe our estimates and judgments with respect to our long-lived assets, principally ships, goodwill, trade names and other indefinite-lived intangible assets are reasonable. Nonetheless, if there was a material change in assumptions used in the determination of such fair values or if there is a material change in the conditions or circumstances that influence such assets, we could be required to record an impairment charge. If a material change occurred or the result of the qualitative assessment indicated it is more likely than not that the estimated fair value of the asset is less than its carrying value, we would conduct a quantitative assessment comparing the fair value to its carrying value.

We have concluded that our business has three reporting units. Each brand, Oceania Cruises, Regent Seven Seas and Norwegian, constitutes a business for which discrete financial information is available and management regularly reviews the operating results and, therefore, each brand is considered an operating segment.

For our annual impairment evaluation, we performed a quantitative assessment for the Regent Seven Seas reporting unit and of each brand’s trade names. Based on the results of the assessment, we determined there was no impairment of goodwill because the fair value of the Regent Seven Seas reporting unit substantially exceeded its carrying value. As of December 31, 2023, there was $98.1 million of goodwill remaining for the Regent Seven Seas reporting unit. Trade names were $500.5 million as of December 31, 2023. As of October 1, 2023, our annual impairment reviews support the carrying values of these assets. See Note 2 – “Summary of Significant Accounting Policies” for more information.

Non-GAAP Financial Measures

We use certain non-GAAP financial measures, such as Adjusted Gross Margin, Net Yield, Net Cruise Cost, Adjusted Net Cruise Cost Excluding Fuel, Adjusted EBITDA, Adjusted Net Income (Loss) and Adjusted EPS, to enable us to analyze our performance. See “Terms Used in this Annual Report” for the definitions of these and other non-GAAP financial measures. We utilize Adjusted Gross Margin and Net Yield to manage our business on a day-to-day basis because it reflects revenue earned net of certain direct variable costs. We also utilize Net Cruise Cost and Adjusted Net Cruise Cost Excluding Fuel to manage our business on a day-to-day basis. In measuring our ability to control costs in a manner that positively impacts our net income (loss), we believe changes in Adjusted Gross Margin, Net Yield, Net Cruise Cost and Adjusted Net Cruise Cost Excluding Fuel to be the most relevant indicators of our performance. Per Capacity Day data is not presented for the year ended December 31, 2022 as we do not consider it meaningful for comparison purposes due to our phased restart of cruise operations, which was completed in May 2022.

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

In addition, Adjusted Net Income (Loss) and Adjusted EPS are non-GAAP financial measures that exclude certain amounts and are used to supplement GAAP net income (loss) and EPS. We use Adjusted Net Income (Loss) and Adjusted EPS as key performance measures of our earnings performance. We believe that both management and investors benefit from referring to these non-GAAP financial measures in assessing our performance and when planning, forecasting and analyzing future periods. These non-GAAP financial measures also facilitate management’s internal comparison to our historical performance. In addition, management uses Adjusted EPS as a performance measure for our incentive compensation. The amounts excluded in the presentation of these non-GAAP financial measures may vary from period to period; accordingly, our presentation of Adjusted Net Income (Loss) and Adjusted EPS may not be indicative of future adjustments or results. For example, for the year ended December 31, 2022, we incurred $12.1 million related to restructuring costs or charges. We included this as an adjustment in the reconciliation of Adjusted Net Income (Loss) since the expenses are not representative of our day-to-day operations; however, this adjustment did not occur and is not included in the comparative period presented within this Annual Report.

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

Financing Transactions

In February 2023, NCLC issued $600 million aggregate principal amount of 8.375% senior secured notes due 2028. The net proceeds from the notes were used to repay the loans outstanding under our Term Loan A Facility that otherwise would have become due in January 2024, including to pay any accrued and unpaid interest thereon, as well as related premiums, fees and expenses.

In February 2023, our $1 billion commitment letter was extended through February 2024, with an option for NCLC to further extend the commitments through February 2025 at its election. Simultaneously, the amount of the commitment was reduced to $650 million, which may be drawn in up to two draws, and in connection with the execution of the current commitment letter, NCLC issued $250 million aggregate principal amount of 9.75% senior secured notes due 2028. NCLC used the net proceeds for general corporate purposes. In February 2024, we extended the $650 million undrawn commitment from February 2024 to March 2024 while maintaining our option to further extend the commitment. We are currently taking steps to refinance the commitment, which is subject to approval by our Board of Directors. We expect the refinanced commitment to be extended for one year through March 2025, when effective.

In October 2023, NCLC issued $790 million aggregate principal amount of 8.125% senior secured notes due 2029. The net proceeds from the notes, together with cash on hand, were used to repay the Term Loan A Facility, including to pay any accrued and unpaid interest thereon, as well as related premiums, fees and expenses. No term loans remain outstanding.

Also in October 2023, NCLC entered into the Sixth ARCA, an amendment and restatement of the Senior Secured Credit Facility, which among other things, increased the aggregate amount of the Revolving Loan Facility from $875 million to $1.2 billion.

See Note 8 – “Long-Term Debt” for more information.

Update on Bookings

The Company continues to experience healthy consumer demand and is at an all-time high booked position and with pricing reflective of some of the best booking weeks in the Company’s history beginning with Black Friday and Cyber Monday. However, because of our cancellation policies, bookings may not be representative of actual revenues. Additionally, onboard revenue remains robust, with broad-based strength across all revenue streams.

As a result of the ongoing conflict in Israel and the Red Sea, the Company cancelled and redirected all calls to Israel during the fourth quarter of 2023. Additionally, all calls to Israel and the Red Sea have been cancelled and redirected for the entirety of 2024. Prior to the conflict, approximately 7% of the capacity in the fourth quarter of 2023 and 4% of capacity for the full year 2024 expected to visit the Middle East, which includes Bahrain, Cyprus, Egypt, Israel, Jordan, Oman, Qatar, Saudi Arabia, and the United Arab Emirates. Approximately 1% of second quarter 2024 capacity and 1% of 2024 capacity were expected to sail through the Red Sea.

Macroeconomic Trends and Uncertainties

As a result of conditions associated with global macroeconomic events, the global economy, including the financial and credit markets, has experienced volatility and disruptions, including impacts to inflation rates, fuel prices, foreign currencies and interest rates. Our costs have been, and are expected to continue to be, adversely impacted by these factors. We have used, and may continue to use, derivative instruments to attempt to mitigate the risk of volatility in fuel prices and interest rates. In an attempt to mitigate risks related to inflation, our supply chain department has negotiated contracts with varying terms, with a goal of providing us with the ability to take advantage of cost declines when they occur, and diversified our sourcing options. These strategies may not fully offset the impact of current macroeconomic conditions; however, during 2023, we continued to see progress from our ongoing margin enhancement initiative. The Company continues to prioritize identifying and evaluating a variety of initiatives to improve its cost structure and margin profile, while preserving its brand equity and optimal guest satisfaction levels. Furthermore, we are exposed to fluctuations in the euro exchange rate for certain portions of ship construction contracts that have not been hedged. See “Item 1A. Risk Factors” in our Annual Report for additional information.

Climate Change

We believe the increasing focus on climate change, including the Company’s recently established targets for greenhouse gas reductions, and evolving regulatory requirements will materially impact our future capital expenditures and results of operations. We have set interim targets to guide us on our path to net zero and provide more details about them in our annual ESG Report. We expect to incur significant expenses related to these regulatory requirements and commitments, which may include expenses related to greenhouse gas emissions reduction initiatives and the purchase of emissions allowances, among other things. We have and may continue to be required to change certain operating procedures, for example slowing the speed of our ships, to meet regulatory requirements, which could adversely impact our operations. We are evaluating the effects of global climate change related requirements, which are still evolving, including our ability to mitigate certain future expenses through initiatives to reduce greenhouse gas emissions; consequently, the full impact to the Company is not yet known. Additionally, our ships, port facilities, corporate offices and island destinations have in the past and may again be adversely affected by an increase in the frequency and intensity of adverse weather conditions caused by climate change. For example, certain ports have become temporarily unavailable to us due to hurricane damage and other destinations have either considered or implemented restrictions on cruise operations due to environmental concerns. Refer to “Impacts related to climate change may adversely affect our business, financial condition and results of operations” in “Item 1A. Risk Factors” for further information.

Pillar 2 and Income Tax Expense

During the three months ended December 31, 2023, in response to changes in the global tax landscape due to the implementation of the OECD’s Pillar 2 global tax reform initiative, the Company restructured its organizational footprint by realigning many of its operations across its three different brands into a single jurisdiction, Bermuda, and exited our U.K. tax residency status for NCLH and NCLC as of December 31, 2023. The Company continues to monitor further regulations related to the implementation of the Bermuda Corporate Income Tax Act, and the forecast of the Company’s non-exempt taxable income in the Bermuda and U.S. jurisdictions, and the outlooks for the cruise industry and broader economy. As a result of the enactment of the Bermuda Corporate Income Tax Act 2023, the Company recognized additional deferred tax assets and has a valuation allowance related to our Bermuda deferred tax assets of $532.4 million as of December 31, 2023. The Bermuda deferred tax assets amount will continue to be evaluated through the enactment date, January 1, 2025, and is subject to material change as this is an estimated amount. Refer to Note 12 – “Income Taxes” for further information. Additionally, the Company continues to maintain a valuation allowance with respect to its U.S. net deferred tax assets, which has a balance of $159.8 million as of December 31, 2023. We will continue to evaluate all relevant positive and negative evidence in monitoring the realizability of our deferred tax assets and determining the appropriate timing for the recognition of any valuation allowance reversal. In the future, the Company may recognize a material reversal of its valuation allowance on both its U.S. and Bermuda deferred tax assets. The Company would not expect to have a material change in its income tax expense, with the exception of any potential impact from a release of the valuation allowance.

Executive Overview

Total revenue increased 76.5% to $8.5 billion for the year ended December 31, 2023 compared to $4.8 billion for the year ended December 31, 2022. Capacity Days increased by 29.0%.

For the year ended December 31, 2023, we had net income and diluted EPS of $166.2 million and $0.39, respectively. For the year ended December 31, 2022, we had net loss and diluted EPS of $(2.3) billion and $(5.41), respectively. Operating income increased to $930.9 million for the year ended December 31, 2023 from an operating loss of $(1.6) billion for the year ended December 31, 2022.

We had Adjusted Net Income and Adjusted EPS of $298.0 million and $0.70, respectively, for the year ended December 31, 2023, including $131.8 million of adjustments primarily consisting of share-based compensation, compared to Adjusted Net Loss and Adjusted EPS of $(1.9) billion and $(4.64), respectively, for the year ended December 31, 2022. Adjusted EBITDA increased to $1.9 billion for the year ended December 31, 2023 from $(673.9) for the year ended December 31, 2022. We refer you to our “Results of Operations” below for a calculation of Adjusted Net Income (Loss), Adjusted EPS and Adjusted EBITDA.

Results of Operations

The discussion below compares the results of operations for the year ended December 31, 2023 to the year ended December 31, 2022. You should read this discussion in conjunction with the consolidated financial statements and the notes thereto included elsewhere in this Annual Report. For a comparison of the Company’s results of operations for the fiscal years ended December 31, 2022 to the year ended December 31, 2021, see “Item 7, Management’s Discussion and

Analysis of Financial Condition and Results of Operations” in the Company’s annual report on Form 10-K for the year ended December 31, 2022, which was filed with the U.S. Securities and Exchange Commission on February 28, 2023.

We reported total revenue, total cruise operating expense, operating income (loss) and net income (loss) as follows (in thousands, except per share data):

	Year Ended December 31,
	2023	2022
Total revenue	$8,549,924	$4,843,760
Total cruise operating expense	$5,468,587	$4,267,086
Operating income (loss)	$930,911	$(1,551,757)
Net income (loss)	$166,178	$(2,269,909)
EPS:
Basic	$0.39	$(5.41)
Diluted	$0.39	$(5.41)

The following table sets forth operating data as a percentage of total revenue:

	Year Ended December 31,
	2023	2022
Revenue
Passenger ticket	67.3%	67.2%
Onboard and other	32.7%	32.8%
Total revenue	100.0%	100.0%
Cruise operating expense
Commissions, transportation and other	22.0%	21.4%
Onboard and other	7.0%	7.4%
Payroll and related	14.8%	22.5%
Fuel	8.4%	14.2%
Food	4.2%	5.4%
Other	7.6%	17.2%
Total cruise operating expense	64.0%	88.1%
Other operating expense
Marketing, general and administrative	15.7%	28.5%
Depreciation and amortization	9.4%	15.5%
Total other operating expense	25.1%	44.0%
Operating income (loss)	10.9%	(32.1)%
Non-operating income (expense)
Interest expense, net	(8.5)%	(16.5)%
Other income (expense), net	(0.5)%	1.6%
Total non-operating income (expense)	(9.0)%	(14.9)%
Net income (loss) before income taxes	1.9%	(47.0)%
Income tax benefit (expense)	—%	0.1%
Net income (loss)	1.9%	(46.9)%

The following table sets forth selected statistical information:

	Year Ended December 31,
	2023	2022
Passengers carried	2,716,546	1,663,275
Passenger Cruise Days	23,311,672	12,791,773
Capacity Days (1)	22,652,588	17,566,069
Occupancy Percentage	102.9%	72.8%
(1)	Excludes certain capacity on Pride of America, which was temporarily unavailable in 2022.

Adjusted Gross Margin and Net Yield were calculated as follows (in thousands except Capacity Days and per Capacity Day data):

	Year Ended December 31,
	2023	2022
Total revenue	$8,549,924	$4,843,760
Less:
Total cruise operating expense	5,468,587	4,267,086
Ship depreciation	753,629	700,988
Gross Margin	2,327,708	(124,314)
Ship depreciation	753,629	700,988
Payroll and related	1,262,119	1,088,639
Fuel	716,833	686,825
Food	358,310	263,807
Other	648,142	835,254
Adjusted Gross Margin	$6,066,741	$3,451,199
Capacity Days	22,652,588
Gross Margin per Capacity Day	$102.76
Net Yield	$267.82

Gross Cruise Cost, Net Cruise Cost, Net Cruise Cost Excluding Fuel and Adjusted Net Cruise Cost Excluding Fuel were calculated as follows (in thousands except Capacity Days and per Capacity Day data):

	Year Ended December 31,
	2023	2022
Total cruise operating expense	$5,468,587	$4,267,086
Marketing, general and administrative expense	1,341,858	1,379,105
Gross Cruise Cost	6,810,445	5,646,191
Less:
Commissions, transportation and other expense	1,883,279	1,034,629
Onboard and other expense	599,904	357,932
Net Cruise Cost	4,327,262	4,253,630
Less: Fuel expense	716,833	686,825
Net Cruise Cost Excluding Fuel	3,610,429	3,566,805
Less Other Non-GAAP Adjustments:
Non-cash deferred compensation (1)	2,312	2,797
Non-cash share-based compensation (2)	118,940	113,563
Restructuring costs (3)	—	12,140
Adjusted Net Cruise Cost Excluding Fuel	$3,489,177	$3,438,305
Capacity Days	22,652,588
Gross Cruise Cost per Capacity Day	$300.65
Net Cruise Cost per Capacity Day	$191.03
Net Cruise Cost Excluding Fuel per Capacity Day	$159.38
Adjusted Net Cruise Cost Excluding Fuel per Capacity Day	$154.03
(1)	Non-cash deferred compensation expenses related to the crew pension plan and other crew expenses, which are included in payroll and related expense.
(2)	Non-cash share-based compensation expenses related to equity awards, which are included in marketing, general and administrative expense and payroll and related expense.
(3)	Restructuring costs related to the workforce reduction are included in marketing, general and administrative expense.

Adjusted Net Income (Loss) and Adjusted EPS were calculated as follows (in thousands, except share and per share data):

	Year Ended December 31,
	2023	2022
Net income (loss)	$166,178	$(2,269,909)
Non-GAAP Adjustments:
Non-cash deferred compensation (1)	4,039	4,048
Non-cash share-based compensation (2)	118,940	113,563
Restructuring costs (3)	—	12,140
Extinguishment and modification of debt (4)	8,822	193,374
Adjusted Net Income (Loss)	$297,979	$(1,946,784)
Diluted weighted-average shares outstanding - Net income (loss) and Adjusted Net Income (Loss)	427,400,849	419,773,195
Diluted EPS	$0.39	$(5.41)
Adjusted EPS	$0.70	$(4.64)
(1)	Non-cash deferred compensation expenses related to the crew pension plan and other crew expenses are included in payroll and related expense and other income (expense), net.
(2)	Non-cash share-based compensation expenses related to equity awards are included in marketing, general and administrative expense and payroll and related expense.
(3)	Restructuring costs related to the workforce reduction are included in marketing, general and administrative expense.
(4)	Losses on extinguishments and modifications of debt are primarily included in interest expense, net.

EBITDA and Adjusted EBITDA were calculated as follows (in thousands):

	Year Ended December 31,
	2023	2022
Net income (loss)	$166,178	$(2,269,909)
Interest expense, net	727,531	801,512
Income tax (benefit) expense	(3,002)	(6,794)
Depreciation and amortization expense	808,568	749,326
EBITDA	1,699,275	(725,865)
Other (income) expense, net (1)	40,204	(76,566)
Other Non-GAAP Adjustments:
Non-cash deferred compensation (2)	2,312	2,797
Non-cash share-based compensation (3)	118,940	113,563
Restructuring costs (4)	—	12,140
Adjusted EBITDA	$1,860,731	$(673,931)
(1)	Primarily consists of gains and losses, net of foreign currency remeasurements, and in 2022, derivatives not designated as hedges.
(2)	Non-cash deferred compensation expenses related to the crew pension plan and other crew expenses are included in payroll and related expense.
(3)	Non-cash share-based compensation expenses related to equity awards are included in marketing, general and administrative expense and payroll and related expense.
(4)	Restructuring costs related to the workforce reduction are included in marketing, general and administrative expense.

Year Ended December 31, 2023 (“2023”) Compared to Year Ended December 31, 2022 (“2022”)

Revenue

Total revenue increased 76.5% to $8.5 billion in 2023 compared to $4.8 billion in 2022. In 2023, revenue primarily increased as a result of increases in our Occupancy following our return to service with 23.3 million Passenger Cruise Days compared to 12.8 million in 2022.

Expense

Total cruise operating expense increased 28.2% in 2023 compared to 2022. In 2023, our cruise operating expenses increased due to the resumption of voyages, resulting in higher payroll, food and direct variable costs of fully operating ships. In 2022, the year started with 16 ships operating with guests onboard and ended with the full fleet in service, which was completed in May 2022. Gross Cruise Cost increased 20.6% in 2023 compared to 2022, primarily related to the change in costs described above.

Interest expense, net was $727.5 million in 2023 compared to $801.5 million in 2022. The decrease in 2023 primarily reflects lower losses from extinguishment of debt and debt modification costs, which were $8.8 million in 2023 and $193.4 million in 2022. Excluding these losses, interest expense increased primarily as a result of higher rates.

Other income (expense), net was expense of $40.2 million in 2023 compared to income of $76.6 million in 2022. In 2023, the expense primarily related to net losses on foreign currency remeasurements. In 2022, the income was primarily due to gains on derivatives not designated as hedges and gains from foreign currency remeasurements.

Liquidity and Capital Resources

General

As of December 31, 2023, our liquidity of $2.3 billion consisted of cash and cash equivalents of $402.4 million, borrowings available under our $1.2 billion fully undrawn Revolving Loan Facility and a $650 million undrawn commitment less related fees. Our primary ongoing liquidity requirements are to finance working capital, capital expenditures and debt service. As of December 31, 2023, we had a working capital deficit of $4.7 billion. This deficit included $3.1 billion of advance ticket sales, which represents the total revenue we collected in advance of sailing dates and accordingly are substantially more like deferred revenue balances rather than actual current cash liabilities. Our business model, along with our liquidity and undrawn export-credit backed facilities, allows us to operate with a working capital deficit and still meet our operating, investing and financing needs.

In February 2023, NCLC issued $600 million aggregate principal amount of 8.375% senior secured notes due 2028. The net proceeds from the notes were used to repay the loans outstanding under our Term Loan A Facility that otherwise would have become due in January 2024, including to pay any accrued and unpaid interest thereon, as well as related premiums, fees and expenses.

In February 2023, our $1 billion commitment letter was extended through February 2024, with an option for NCLC to further extend the commitments through February 2025 at its election. Simultaneously, the amount of the commitment was reduced to $650 million, which may be drawn in up to two draws, and in connection with the execution of the current commitment letter, NCLC issued $250 million aggregate principal amount of 9.75% senior secured notes due 2028. NCLC used the net proceeds for general corporate purposes. In February 2024, we extended the $650 million undrawn commitment from February 2024 to March 2024 while maintaining our option to further extend the commitment.

In October 2023, NCLC issued $790 million aggregate principal amount of 8.125% senior secured notes due 2029. The net proceeds from the notes, together with cash on hand, were used to repay the Term Loan A Facility, including to pay any accrued and unpaid interest thereon, as well as related premiums, fees and expenses.

Also in October 2023, NCLC entered into the Sixth ARCA, an amendment and restatement of the Senior Secured Credit Facility, which among other things, increased the aggregate amount of the Revolving Loan Facility from $875 million to $1.2 billion. No term loans remain outstanding.

Refer to Note 8 – “Long-Term Debt” for further details about the above financing transactions.

Based on our liquidity estimates and our current resources, we have concluded we have sufficient liquidity to satisfy our obligations for at least the next 12 months. There can be no assurance that the accuracy of the assumptions used to estimate our liquidity requirements will be correct, and our ability to be predictive is uncertain due to the dynamic nature of the current operating environment, including any current macroeconomic events and conditions such as inflation, rising fuel prices and higher interest rates.

As noted above, we extended the $650 million undrawn commitment from February 2024 to March 2024 while maintaining our option to further extend the commitment. In February 2024, the Commitment Parties (as defined in Note 8 – “Long-Term Debt”) entered into a third amended and restated commitment letter (the “third amended commitment letter”), which is expected to become effective in March 2024. The effectiveness is subject to approval by our Board of Directors. Upon effectiveness, the third amended commitment letter will amend and restate the current commitment letter and extend the commitments thereunder through March 2025. Pursuant to the third amended commitment letter, and subject to effectiveness thereof, the Commitment Parties have agreed to purchase from NCLC an aggregate principal amount of $650 million of senior unsecured notes due five years after the issue date (the “Commitment Notes”) at NCLC’s option. If drawn, the Commitment Notes will bear interest at a rate per annum equal to (A) the greater of (i) the interest rate of the 7.75% senior notes due 2029 (“2029 Unsecured Notes”) and (ii) the then-current secondary trading yield applicable to the 2029 Unsecured Notes plus (B) 200 basis points. The Commitment Notes will be subject to a one-time structuring fee of 0.50% and a quarterly commitment fee of 0.75% for so long as the commitments with respect to the Commitment Notes are outstanding. If drawn, the Commitment Notes will be subject to an issue fee of 0.50%. In connection with the execution of the third amended commitment letter, and subject to effectiveness thereof, NCLC has agreed to repurchase all of the outstanding Class A Notes (as defined in Note 8 – “Long-Term Debt”) at a purchase price of 107% of the principal amount thereof plus accrued and unpaid interest thereon.

We also intend to refinance the $565.0 million 3.625% senior unsecured notes due in December 2024 prior to September 2024. Within the next twelve months, we may pursue other refinancings in order to reduce interest expense and/or extend debt maturities. There is no assurance that cash flows from operations and additional financings will be available in the future to fund our future obligations. Beyond the next 12 months, we will pursue refinancings and other balance sheet optimization transactions in order to reduce interest expense and/or extend debt maturities. Refer to Item 1A, “Risk Factors” for further details regarding risks and uncertainties that may cause our results to differ from our expectations.

At December 31, 2023, we were in compliance with all of our debt covenants. If we do not continue to remain in compliance with our covenants, we would have to seek additional amendments to or waivers of the covenants. However, no assurances can be made that such amendments or waivers would be approved by our lenders. Generally, if an event of default under any debt agreement occurs, then pursuant to cross default and/or cross acceleration clauses, substantially all of our outstanding debt and derivative contract payables could become due, and all debt and derivative contracts could be terminated, which would have a material adverse impact to our operations and liquidity.

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

As of December 31, 2023, we had advance ticket sales of $3.2 billion, including the long-term portion, which included approximately $78.0 million of future cruise credits. We also have agreements with our credit card processors that, as of December 31, 2023, governed approximately $2.9 billion in advance ticket sales that had been received by the Company relating to future voyages. These agreements allow the credit card processors to require under certain circumstances, including the existence of a material adverse change, excessive chargebacks and other triggering events, that the Company maintain a reserve which would be satisfied by posting collateral. Although the agreements vary, these requirements may generally be satisfied either through a percentage of customer payments withheld or providing cash funds directly to the card processor. Any cash reserve or collateral requested could be increased or decreased. As of December 31, 2023, we had cash collateral reserves of approximately $51.6 million, which includes $20.1 million recognized in accounts receivable, net and $31.5 million recognized in other long-term assets. During the year ended December 31, 2023, the Company received a return of cash collateral from one credit card processor of $500 million, which was previously classified as other long-term assets. We may be required to pledge additional collateral and/or post additional cash reserves or take other actions in the future that may adversely affect our liquidity.

Sources and Uses of Cash

In this section, references to 2023 refer to the year ended December 31, 2023, references to 2022 refer to the year ended December 31, 2022.

Net cash provided by operating activities was $2.0 billion in 2023 compared to net cash provided by operating activities of $210.0 million in 2022. Net cash provided by operating activities included net income (loss) and the timing differences in cash receipts and payments relating to operating assets and liabilities. The net cash provided by operating activities in 2023 included net income of $166.2 million and an increase in advance ticket sales of $503.7 million. The net cash provided by operating activities in 2022 included net losses of $(2.3) billion, an increase in advance ticket sales of $928.9 million and loss on extinguishment of debt of $188.8 million.

Net cash used in investing activities was $2.9 billion in 2023, primarily related to three new ship deliveries and newbuild payments. Net cash used in investing activities was $1.8 billion in 2022, primarily related to the delivery of Norwegian Prima.

Net cash provided by financing activities was $346.9 million in 2023, primarily due to newbuild loans and $1.6 billion from our various note offerings, partially offset by debt repayments and a net decrease in our Revolving Loan Facility balance. Net cash provided by financing activities was $1.0 billion in 2022, primarily due to newbuild loans and the proceeds of $2.1 billion from our various note offerings partially offset by debt repayments and related redemption premiums associated with extinguishment of certain senior secured notes.

For the Company’s cash flow activities for the fiscal year ended December 31, 2021, see “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s annual report on Form 10-K for the year ended December 31, 2022, which was filed with the U.S. Securities and Exchange Commission on February 28, 2023.

Future Capital Commitments

Future capital commitments consist of contracted commitments, including ship construction contracts. Anticipated expenditures related to ship construction contracts are $0.4 billion, $2.1 billion and $1.4 billion for the years ending December 31, 2024, 2025 and 2026, respectively. We have export-credit backed financing in place for the anticipated expenditures related to ship construction contracts of $0.2 billion, $1.5 billion and $0.8 billion for the years ending December 31, 2024, 2025 and 2026, respectively. Anticipated non-newbuild capital expenditures are $475 million for the year ended December 31, 2024. Future expected capital expenditures will significantly increase our depreciation and amortization expense.

For the Norwegian brand, we have four Prima Class Ships on order, each ranging from approximately 156,300 to 169,000 Gross Tons with 3,550 to 3,850 Berths, with currently scheduled delivery dates from 2025 through 2028. For the Oceania Cruises brand, we have an order for one Allura Class Ship to be delivered in 2025. The Allura Class Ship will be approximately 67,800 Gross Tons and 1,250 Berths.

As of December 31, 2023, the combined contract prices, including amendments and change orders, of the five ships on order for delivery was approximately €5.8 billion, or $6.4 billion based on the euro/U.S. dollar exchange rate as of December 31, 2023. We have obtained fixed-rate export-credit backed financing which is expected to fund approximately 80% of the contract price of each ship on order, subject to certain conditions. We do not anticipate any contractual breaches or cancellations to occur. However, if any such events were to occur, it could result in, among other things, the forfeiture of prior deposits or payments made by us and potential claims and impairment losses which may materially impact our business, financial condition and results of operations.

Capitalized interest for the year ended December 31, 2023 and 2022 was $56.4 million and $58.4 million, respectively, primarily associated with the construction of our newbuild ships.

Material Cash Requirements

As of December 31, 2023, our material cash requirements for debt and ship construction were as follows (in thousands):

	2024	2025	2026	2027	2028	Thereafter	Total
Long-term debt (1)	$2,365,645	$1,905,404	$2,715,005	$3,655,025	$2,189,874	$4,207,094	$17,038,047
Ship construction contracts (2)	282,218	1,904,962	1,326,932	1,273,658	1,186,339	—	5,974,109
Total	$2,647,863	$3,810,366	$4,041,937	$4,928,683	$3,376,213	$4,207,094	$23,012,156
(1)	Includes principal as well as estimated interest payments with Term SOFR held constant as of December 31, 2023. Includes exchangeable notes which can be settled in shares. Excludes the impact of any future possible refinancings and undrawn export-credit backed facilities.
(2)	Ship construction contracts are for our newbuild ships based on the euro/U.S. dollar exchange rate as of December 31, 2023. As of December 31, 2023, we have committed undrawn export-credit backed facilities of $5.4 billion which funds approximately 80% of our ship construction contracts. Excludes the impact of expected future ship construction contracts that are not effective noted above.

For other operational commitments for lease and port obligations we refer you to Note 5 – “Leases” and Note 13 – “Commitments and Contingencies,” respectively, for further information.

Funding Sources

Certain of our debt agreements contain covenants that, among other things, require us to maintain a minimum level of liquidity, as well as limit our net funded debt-to-capital ratio and maintain certain other ratios. Approximately $16.2 billion of our assets are pledged as collateral for certain of our debt. We believe we were in compliance with our covenants as of December 31, 2023.

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

We believe our cash on hand, the impact of the undrawn commitment less related fees, borrowings available under our $1.2 billion fully undrawn Revolving Loan Facility, expected future operating cash inflows and our ability to issue debt securities or additional equity securities, will be sufficient to fund operations, debt payment requirements, capital expenditures and maintain compliance with covenants under our debt agreements over the next 12-month period. Refer to “—Liquidity and Capital Resources—General” for further information regarding the debt covenant waivers and liquidity requirements.

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

Interest Rate Risk

As of December 31, 2023, 95% of our debt was fixed and 5% was variable. As of December 31, 2022, 75% of our debt was fixed and 25% was variable, which includes the effects of an interest rate swap that matured during the year ended December 31, 2022. The change in our fixed rate percentage from December 31, 2022 to December 31, 2023 was primarily due to the addition of fixed rate debt and refinancing variable rate debt with fixed rate debt. Based on our December 31, 2023 outstanding variable rate debt balance, a one percentage point increase in annual Term SOFR interest rates would increase our annual interest expense by approximately $6.8 million excluding the effects of capitalization of interest.

Foreign Currency Exchange Rate Risk

As of December 31, 2023, future ship construction obligations aggregate €5.4 billion, or $6.0 billion based on the euro/U.S. dollar exchange rate as of December 31, 2023. As of December 31, 2022, the ship construction obligations aggregated €4.5 billion, or $4.8 billion, based on the euro/U.S. dollar exchange rate as of December 31, 2022. The change from December 31, 2022 to December 31, 2023 was due to an increase in contract price for our newbuild agreements. We estimate that a 10% change in the euro as of December 31, 2023 would result in a $0.6 billion change in the U.S. dollar value of the foreign currency denominated remaining payments.

Fuel Price Risk

Our exposure to market risk for changes in fuel prices relates to the forecasted purchases of fuel on our ships. Fuel expense, as a percentage of our total cruise operating expense, was 13.1% for the year ended December 31, 2023 and 16.1% for the year ended December 31, 2022. We use fuel derivative agreements to mitigate the financial impact of fluctuations in fuel prices and as of December 31, 2023, we had hedged approximately 53% and 21% of our 2024 and

2025 projected metric tons of fuel purchases, respectively. As of December 31, 2022, we had hedged none of our 2024 or 2025 projected metric tons of fuel purchases. Additional fuel swaps were executed between December 31, 2022 to December 31, 2023 to lower our fuel price risk.

We estimate that a 10% increase in our weighted-average fuel price would increase our anticipated 2024 fuel expense by $63.7 million. This increase would be partially offset by an increase in the fair value of our fuel swap agreements of $34.1 million. Fair value of our derivative contracts is derived using valuation models that utilize the income valuation approach. These valuation models take into account the contract terms such as maturity, as well as other inputs such as fuel types, fuel curves, creditworthiness of the counterparty and the Company, as well as other data points.

Item 8. Financial Statements and Supplementary Data

Our Consolidated Financial Statements are included beginning on page F-1 of this report.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures, as such term is defined in Exchange Act Rule 13a-15(e), as of December 31, 2023. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon management’s evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2023, to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that it is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO Framework”). Based on this evaluation under the COSO Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2023.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2023 has been audited by PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited the financial statements included in this Annual Report, as stated in their report, which is included on page F-1.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information

10b5-1 Trading Arrangements

During the three months ended December 31, 2023, none of our directors or officers subject to Section 16 of the Securities Exchange Act of 1934 adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (in each case, as defined in Item 408(a) of Regulation S-K).

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Except for information concerning executive officers (called for by Item 401(b) of Regulation S-K), which is included in Part I of this Annual Report and except as disclosed below with respect to our Code of Ethical Business Conduct, the information required under Item 10 is incorporated herein by reference to our definitive proxy statement to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2023 in connection with our 2024 Annual General Meeting of Shareholders.

Code of Ethical Business Conduct

We have adopted a Code of Ethical Business Conduct that applies to all of our employees, including our principal executive officer, principal financial officer, principal accounting officer or controller and persons performing similar functions, and our directors. This document is posted on our website at https://www.nclhltd.com/investors. We intend to disclose waivers from, and amendments to, our Code of Ethical Business Conduct that apply to our directors and executive officers, including our principal executive officer, principal financial officer, principal accounting officers or controller and persons performing similar functions, by posting such information on our website https://www.nclhltd.com/investors to the extent required by applicable rules of the SEC and the NYSE. None of the websites referenced in this Annual Report or the information contained therein is incorporated herein by reference.

Item 11. Executive Compensation

The information required under Item 11 is incorporated herein by reference to our definitive proxy statement to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2023 in connection with our 2024 Annual General Meeting of Shareholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required under Item 12 is incorporated herein by reference to our definitive proxy statement to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2023 in connection with our 2024 Annual General Meeting of Shareholders.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required under Item 13 is incorporated herein by reference to our definitive proxy statement to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2023 in connection with our 2024 Annual General Meeting of Shareholders.

Item 14. Principal Accounting Fees and Services

The information required under Item 14 is incorporated herein by reference to our definitive proxy statement to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2023 in connection with our 2024 Annual General Meeting of Shareholders.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(1) Financial Statements

Our Consolidated Financial Statements have been prepared in accordance with Item 8. Financial Statements and Supplementary Data and are included beginning on page F-1 of this report.

(2) Financial Statement Schedules

Schedule II: Valuation and Qualifying Accounts for the three years ended December 31, 2023 are included on page 84.

(3) Exhibits

The exhibits listed below are filed or incorporated by reference as part of this Annual Report.

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

4.12**	First Supplemental Indenture, dated October 11, 2023, by and between NCL Corporation Ltd., as issuer, and U.S. Bank Trust Company, National Association, as trustee.

4.13**	Second Supplemental Indenture, dated December 18, 2023, by and among NCL Corporation Ltd., as issuer, the guarantors party thereto and U.S. Bank Trust Company, National Association, as trustee.

4.14

Indenture, dated October 18, 2023, by and among NCL Corporation Ltd., as issuer, the guarantors party thereto, U.S. Bank Trust Company, National Association, as trustee, principal paying agent, transfer agent and registrar, and JPMorgan Chase Bank, N.A., as security agent, with respect to 8.125% Senior Secured Notes Due 2029 (incorporated herein by reference to Exhibit 4.1 to Norwegian Cruise Line Holdings Ltd.’s Form 8-K filed on October 19, 2023 (File No. 001-35784))

4.15

Form of Certificate of Ordinary Shares (incorporated herein by reference to Exhibit 4.7 to amendment no. 5 to Norwegian Cruise Line Holdings Ltd.’s registration statement on Form S-1 filed on January 8, 2013 (File No. 333-175579))

4.16**	Description of Securities of Norwegian Cruise Line Holdings Ltd.

9.1

Deed of Trust, dated January 24, 2013, by and between Norwegian Cruise Line Holdings Ltd. and State House Trust Company Limited (incorporated herein by reference to Exhibit 9.1 to Norwegian Cruise Line Holdings Ltd.’s Form 8-K filed on January 30, 2013 (File No. 001-35784))

10.1**

Fifth Amendment Agreement, dated June 15, 2023, to Breakaway One Credit Agreement, dated November 18, 2010, by and among Breakaway One, Ltd., as borrower, NCL Corporation Ltd., as guarantor, NCL International, Ltd., as shareholder, the lenders party thereto, KfW IPEX-Bank GmbH, as facility agent, collateral agent and CIRR agent, Nordea Bank Abp, filial i Norge, as documentation agent, Commerzbank Aktiengesellschaft, as Hermes agent, and the other parties thereto #†

10.2**

Sixth Amendment Agreement, dated October 23, 2023, to Breakaway One Credit Agreement, dated November 18, 2010, by and among Breakaway One, Ltd., as borrower, NCL Corporation Ltd., as guarantor, NCL International, Ltd., as shareholder, NCL (Bahamas) Ltd., as charterer, the lenders party thereto, KfW IPEX-Bank GmbH, as facility agent, collateral agent and CIRR agent, Nordea Bank Abp, filial i Norge, as documentation agent, Commerzbank Aktiengesellschaft, as Hermes agent, and the other parties thereto #

10.3**

Seventh Amendment Agreement, dated November 30, 2023, to Breakaway One Credit Agreement, dated November 18, 2010, by and among Breakaway One, Ltd., as borrower, NCL Corporation Ltd., as guarantor, NCL International, Ltd., as shareholder, NCL (Bahamas) Ltd., as charterer, the lenders party thereto, KfW IPEX-Bank GmbH, as facility agent, collateral agent and CIRR agent, Nordea Bank Abp, filial i Norge, as documentation agent, Commerzbank Aktiengesellschaft, as Hermes agent, and the other parties thereto #

10.4**

Sixth Amendment Agreement, dated June 15, 2023, to Breakaway Two Credit Agreement, dated November 18, 2010, by and among Breakaway Two, Ltd., as borrower, NCL Corporation Ltd., as guarantor, NCL International, Ltd., as shareholder, the lenders party thereto, KfW IPEX-Bank GmbH, as facility agent, collateral agent and CIRR agent, Nordea Bank Abp, filial i Norge, as documentation agent, Commerzbank Aktiengesellschaft, as Hermes agent, and the other parties thereto #†

10.5**

Seventh Amendment Agreement, dated October 23, 2023, to Breakaway Two Credit Agreement, dated November 18, 2010, by and among Breakaway Two, Ltd., as borrower, NCL Corporation Ltd., as guarantor, NCL International, Ltd., as shareholder, NCL (Bahamas) Ltd., as charterer, the lenders party thereto, KfW IPEX-Bank GmbH, as facility agent, collateral agent and CIRR agent, Nordea Bank Abp, filial i Norge, as documentation agent, Commerzbank Aktiengesellschaft, as Hermes agent, and the other parties thereto #

10.6**

Eighth Amendment Agreement, dated November 30, 2023, to Breakaway Two Credit Agreement, dated November 18, 2010, by and among Breakaway Two, Ltd., as borrower, NCL Corporation Ltd., as guarantor, NCL International, Ltd., as shareholder, NCL (Bahamas) Ltd., as charterer, the lenders party thereto, KfW IPEX-Bank GmbH, as facility agent, collateral agent and CIRR agent, Nordea Bank Abp, filial i Norge, as documentation agent, Commerzbank Aktiengesellschaft, as Hermes agent, and the other parties thereto #

10.7**

Fourth Supplemental Agreement, dated June 15, 2023, to Breakaway Three Credit Agreement, dated October 12, 2012, by and among Breakaway Three, Ltd., as borrower, NCL Corporation Ltd., as guarantor, NCL International, Ltd., as shareholder, the lenders party thereto and KfW IPEX-Bank

GmbH, as facility agent, Hermes agent, bookrunner, initial mandated lead arranger, collateral agent and CIRR agent #†

10.8**

Fifth Supplemental Agreement, dated October 23, 2023, to Breakaway Three Credit Agreement, dated October 12, 2012, by and among Breakaway Three, Ltd., as borrower, NCL Corporation Ltd., as guarantor, NCL International, Ltd., as shareholder, NCL (Bahamas) Ltd., as charterer, the lenders party thereto and KfW IPEX-Bank GmbH, as facility agent, Hermes agent, bookrunner, initial mandated lead arranger, collateral agent and CIRR agent #

10.9**

Sixth Supplemental Agreement, dated November 30, 2023, to Breakaway Three Credit Agreement, dated October 12, 2012, by and among Breakaway Three, Ltd., as borrower, NCL Corporation Ltd., as guarantor, NCL International, Ltd., as shareholder, NCL (Bahamas) Ltd., as charterer, the lenders party thereto and KfW IPEX-Bank GmbH, as facility agent, Hermes agent, bookrunner, initial mandated lead arranger, collateral agent and CIRR agent #

10.10**

Fifth Supplemental Agreement, dated June 15, 2023, to Breakaway Four Credit Agreement, dated October 12, 2012, by and among Breakaway Four, Ltd., as borrower, NCL Corporation Ltd., as guarantor, NCL International, Ltd., as shareholder, the lenders party thereto and KfW IPEX-Bank GmbH, as facility agent, Hermes agent, bookrunner, initial mandated lead arranger, collateral agent and CIRR agent #†

10.11**

Sixth Supplemental Agreement, dated October 23, 2023, to Breakaway Four Credit Agreement, dated October 12, 2012, by and among Breakaway Four, Ltd., as borrower, NCL Corporation Ltd., as guarantor, NCL International, Ltd., as shareholder, NCL (Bahamas) Ltd., as charterer, the lenders party thereto and KfW IPEX-Bank GmbH, as facility agent, Hermes agent, bookrunner, initial mandated lead arranger, collateral agent and CIRR agent #

10.12**

Seventh Supplemental Agreement, dated November 30, 2023, to Breakaway Four Credit Agreement, dated October 12, 2012, by and among Breakaway Four, Ltd., as borrower, NCL Corporation Ltd., as guarantor, NCL International, Ltd., as shareholder, NCL (Bahamas) Ltd., as charterer, the lenders party thereto and KfW IPEX-Bank GmbH, as facility agent, Hermes agent, bookrunner, initial mandated lead arranger, collateral agent and CIRR agent #

10.13

Sixth Amended and Restated Credit Agreement, dated October 18, 2023, by and among NCL Corporation Ltd., as borrower, Voyager Vessel Company, LLC, as co-borrower, the subsidiary guarantors party thereto, the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent and as collateral agent, and the joint bookrunners and arrangers and co-documentation agents named thereto (incorporated herein by reference to Exhibit 10.1 to Norwegian Cruise Line Holdings Ltd.’s Form 8-K filed on October 19, 2023 (File No. 001-35784)) #†

10.14**

Fifth Supplemental Agreement, dated June 15, 2023, to Seahawk One Credit Agreement, dated July 14, 2014, by and among Seahawk One, Ltd., as borrower, NCL Corporation Ltd., as guarantor, NCL International, Ltd., as shareholder, the lenders party thereto and KfW IPEX-Bank GmbH, as facility agent, Hermes agent, bookrunner, initial mandated lead arranger, collateral agent and CIRR Agent #†

10.15**

Sixth Supplemental Agreement, dated October 23, 2023, to Seahawk One Credit Agreement, dated July 14, 2014, by and among Seahawk One, Ltd., as borrower, NCL Corporation Ltd., as guarantor, NCL International, Ltd., as shareholder, NCL (Bahamas) Ltd., as charterer, the lenders party thereto and KfW IPEX-Bank GmbH, as facility agent, Hermes agent, bookrunner, initial mandated lead arranger, collateral agent and CIRR Agent #

10.16**

Seventh Supplemental Agreement, dated November 30, 2023, to Seahawk One Credit Agreement, dated July 14, 2014, by and among Seahawk One, Ltd., as borrower, NCL Corporation Ltd., as guarantor, NCL International, Ltd., as shareholder, NCL (Bahamas) Ltd., as charterer, the lenders party thereto and KfW IPEX-Bank GmbH, as facility agent, Hermes agent, bookrunner, initial mandated lead arranger, collateral agent and CIRR Agent #

10.17**

Sixth Supplemental Agreement, dated June 15, 2023, to Seahawk Two Credit Agreement, dated July 14, 2014, by and among Seahawk Two, Ltd., as borrower, NCL Corporation Ltd., as guarantor, NCL International, Ltd., as shareholder, the lenders party thereto and KfW IPEX-Bank GmbH, as facility agent, Hermes agent, bookrunner, initial mandated lead arranger, collateral agent and CIRR Agent #†

10.18**

Seventh Supplemental Agreement, dated October 23, 2023, to Seahawk Two Credit Agreement, dated July 14, 2014, by and among Seahawk Two, Ltd., as borrower, NCL Corporation Ltd., as guarantor, NCL International, Ltd., as shareholder, NCL (Bahamas) Ltd., as charterer, the lenders party thereto and KfW IPEX-Bank GmbH, as facility agent, Hermes agent, bookrunner, initial mandated lead arranger, collateral agent and CIRR Agent #

10.19**

Eighth Supplemental Agreement, dated November 30, 2023, to Seahawk Two Credit Agreement, dated July 14, 2014, by and among Seahawk Two, Ltd., as borrower, NCL Corporation Ltd., as guarantor, NCL International, Ltd., as shareholder, NCL (Bahamas) Ltd., as charterer, the lenders party thereto and KfW IPEX-Bank GmbH, as facility agent, Hermes agent, bookrunner, initial mandated lead arranger, collateral agent and CIRR Agent #

10.20

Amendment and Restatement Agreement, dated as of May 19, 2023, among Riviera New Build, LLC, as borrower, NCL Corporation Ltd., as guarantor, Oceania Cruises S. de R.L., as charterer and shareholder, Norwegian Cruise Line Holdings Ltd., the lenders party thereto, Crédit Agricole Corporate and Investment Bank and Société Générale, as mandated lead arrangers, and Crédit Agricole Corporate and Investment Bank, as agent and SACE agent, which amends and restates the Loan Agreement, originally dated as of July 18, 2008 (incorporated herein by reference to Exhibit 10.13 to Norwegian Cruise Line Holdings Ltd.’s Form 10-Q filed on August 8, 2023 (File No. 001-35784)) #†

10.21**

Amendment Agreement, dated October 24, 2023 and effective as of November 9, 2023, among Riviera New Build, LLC, as borrower, NCL Corporation Ltd., as guarantor, Oceania Cruises S. de R.L., as charterer and shareholder, Norwegian Cruise Line Holdings Ltd., the lenders party thereto, Crédit Agricole Corporate and Investment Bank and Société Générale, as mandated lead arrangers, and Crédit Agricole Corporate and Investment Bank, as agent and SACE agent

10.22**

Supplemental Agreement, dated November 30, 2023, among Riviera New Build, LLC, as borrower, NCL Corporation Ltd., as guarantor, Oceania Cruises Ltd., as charterer and shareholder, Norwegian Cruise Line Holdings Ltd., the lenders party thereto, Crédit Agricole Corporate and Investment Bank and Société Générale, as mandated lead arrangers, and Crédit Agricole Corporate and Investment Bank, as agent and SACE agent #

10.23

Amendment and Restatement Agreement, dated as of May 19, 2023, among Marina New Build, LLC, as borrower, NCL Corporation Ltd., as guarantor, Oceania Cruises S. de R.L., as charterer and shareholder, Norwegian Cruise Line Holdings Ltd., the lenders party thereto, Crédit Agricole Corporate and Investment Bank and Société Générale, as mandated lead arrangers, and Crédit Agricole Corporate and Investment Bank, as agent and SACE agent, which amends and restates the Loan Agreement, originally dated as of July 18, 2008 (incorporated herein by reference to Exhibit 10.11 to Norwegian Cruise Line Holdings Ltd.’s Form 10-Q filed on August 8, 2023 (File No. 001-35784)) #†

10.24**

Amendment Agreement, dated October 24, 2023 and effective as of November 9, 2023, among Marina New Build, LLC, as borrower, NCL Corporation Ltd., as guarantor, Oceania Cruises S. de R.L., as charterer and shareholder, Norwegian Cruise Line Holdings Ltd., the lenders party thereto, Crédit Agricole Corporate and Investment Bank and Société Générale, as mandated lead arrangers, and Crédit Agricole Corporate and Investment Bank, as agent and SACE agent

10.25**

Supplemental Agreement, dated November 30, 2023, among Marina New Build, LLC, as borrower, NCL Corporation Ltd., as guarantor, Oceania Cruises Ltd., as charterer and shareholder, Norwegian Cruise Line Holdings Ltd., the lenders party thereto, Crédit Agricole Corporate and Investment Bank and Société Générale, as mandated lead arrangers, and Crédit Agricole Corporate and Investment Bank, as agent and SACE agent #

10.26

Amendment and Restatement Agreement, dated as of May 19, 2023, among Explorer New Build, LLC, as borrower, NCL Corporation Ltd., as guarantor, Seven Seas Cruises S. de R.L., as charterer and shareholder, Norwegian Cruise Line Holdings Ltd., the lenders party thereto, Crédit Agricole Corporate and Investment Bank, Société Générale, and KfW IPEX-Bank GmbH, as joint mandated lead arrangers, and Crédit Agricole Corporate and Investment Bank, as agent, SACE agent and security trustee, which amends and restates the Loan Agreement, originally dated as of July 31, 2013 (incorporated herein by reference to Exhibit 10.8 to Norwegian Cruise Line Holdings Ltd.’s Form 10-Q filed on August 8, 2023 (File No. 001-35784)) #†

10.27**

Amendment Agreement, dated October 24, 2023 and effective as of November 9, 2023, among Explorer New Build, LLC, as borrower, NCL Corporation Ltd., as guarantor, Seven Seas Cruises S. de R.L., as charterer and shareholder, Norwegian Cruise Line Holdings Ltd., the lenders party thereto, Crédit Agricole Corporate and Investment Bank, Société Générale, and KfW IPEX-Bank GmbH, as joint mandated lead arrangers, and Crédit Agricole Corporate and Investment Bank, as agent, SACE agent and security trustee

10.28**

Supplemental Agreement, dated November 30, 2023, among Explorer New Build, LLC, as borrower, NCL Corporation Ltd., as guarantor, Seven Seas Cruises Ltd., as charterer and shareholder, Norwegian Cruise Line Holdings Ltd., the lenders party thereto, Crédit Agricole Corporate and Investment Bank, Société Générale and KfW IPEX-Bank GmbH, as joint mandated lead arrangers, and Crédit Agricole Corporate and Investment Bank, as agent, SACE agent and security trustee #

10.29

Amendment and Restatement Agreement, dated as of May 19, 2023, among Explorer II New Build, LLC, as borrower, NCL Corporation Ltd., as guarantor, Seven Seas Cruises S. de R.L., as charterer and shareholder, Norwegian Cruise Line Holdings Ltd., the lenders party thereto, Crédit Agricole Corporate and Investment Bank, Société Générale, HSBC Bank PLC, and KfW IPEX-Bank GmbH, as joint mandated lead arrangers, and Crédit Agricole Corporate and Investment Bank, as agent, SACE agent and security trustee, which amends and restates the Loan Agreement, originally dated as of March 30, 2016 (incorporated herein by reference to Exhibit 10.14 to Norwegian Cruise Line Holdings Ltd.’s Form 10-Q filed on August 8, 2023 (File No. 001-35784)) #†

10.30**

Amendment Agreement, dated October 24, 2023 and effective as of November 9, 2023, among Explorer II New Build, LLC, as borrower, NCL Corporation Ltd., as guarantor, Seven Seas Cruises S. de R.L., as charterer and shareholder, Norwegian Cruise Line Holdings Ltd., the lenders party thereto, Crédit Agricole Corporate and Investment Bank, Société Générale, HSBC Bank PLC, and KfW IPEX-Bank GmbH, as joint mandated lead arrangers, and Crédit Agricole Corporate and Investment Bank, as agent, SACE agent and security trustee

10.31**

Supplemental Agreement, dated November 30, 2023, among Explorer II New Build, LLC, as borrower, NCL Corporation Ltd., as guarantor, Seven Seas Cruises Ltd., as charterer and shareholder, Norwegian Cruise Line Holdings Ltd., the lenders party thereto, Crédit Agricole Corporate and Investment Bank, Société Générale, HSBC Bank PLC, and KfW IPEX-Bank GmbH, as joint mandated lead arrangers, and Crédit Agricole Corporate and Investment Bank, as agent, SACE agent and security trustee #

10.32

Amendment and Restatement Agreement, dated as of May 19, 2023, among Leonardo One, Ltd., as borrower, NCL Corporation Ltd., as guarantor, NCL International, Ltd., as shareholder, Norwegian Cruise Line Holdings Ltd., the lenders party thereto, Crédit Agricole Corporate and Investment Bank,

BNP Paribas Fortis S.A./N.V., HSBC Bank PLC, KfW IPEX-Bank GmbH, and Cassa Depositi e Prestiti S.P.A., as joint mandated lead arrangers, and Crédit Agricole Corporate and Investment Bank, as agent, SACE agent and security trustee, which amends and restates the Loan Agreement, originally dated as of April 12, 2017 (incorporated herein by reference to Exhibit 10.9 to Norwegian Cruise Line Holdings Ltd.’s Form 10-Q filed on August 8, 2023 (File No. 001-35784)) #†

10.33**

Supplemental Agreement, dated October 23, 2023, among Leonardo One, Ltd., as borrower, NCL Corporation Ltd., as guarantor, NCL International, Ltd., as shareholder, Norwegian Cruise Line Holdings Ltd., NCL (Bahamas) Ltd., as charterer, the lenders party thereto, Crédit Agricole Corporate and Investment Bank, BNP Paribas Fortis S.A./N.V., HSBC Bank PLC, KfW IPEX-Bank GmbH, and Cassa Depositi e Prestiti S.P.A., as mandated lead arrangers, and Crédit Agricole Corporate and Investment Bank, as agent, SACE agent and security trustee

10.34**

Supplemental Agreement, dated November 30, 2023, among Leonardo One, Ltd., as borrower, NCL Corporation Ltd., as guarantor, NCL International, Ltd., as shareholder, Norwegian Cruise Line Holdings Ltd., NCL (Bahamas) Ltd., as charterer, the lenders party thereto, Crédit Agricole Corporate and Investment Bank, BNP Paribas Fortis S.A./N.V., HSBC Bank PLC, KfW IPEX-Bank GmbH and Cassa Depositi e Prestiti S.P.A., as mandated lead arrangers, and Crédit Agricole Corporate and Investment Bank, as agent, SACE agent and security trustee #

10.35

Amendment and Restatement Agreement, dated as of May 19, 2023, among Leonardo Two, Ltd., as borrower, NCL Corporation Ltd., as guarantor, NCL International, Ltd., as shareholder, Norwegian Cruise Line Holdings Ltd., the lenders party thereto, Crédit Agricole Corporate and Investment Bank, BNP Paribas Fortis S.A./N.V., HSBC Bank PLC and Cassa Depositi e Prestiti S.P.A., as joint mandated lead arrangers, and Crédit Agricole Corporate and Investment Bank, as agent, SACE agent and security trustee, which amends and restates the Loan Agreement, originally dated as of April 12, 2017 (incorporated herein by reference to Exhibit 10.10 to Norwegian Cruise Line Holdings Ltd.’s Form 10-Q filed on August 8, 2023 (File No. 001-35784)) #†

10.36**

Supplemental Agreement, dated October 23, 2023, among Leonardo Two, Ltd., as borrower, NCL Corporation Ltd., as guarantor, NCL International, Ltd., as shareholder, Norwegian Cruise Line Holdings Ltd., NCL (Bahamas) Ltd., as charterer, the lenders party thereto, Crédit Agricole Corporate and Investment Bank, BNP Paribas Fortis S.A./N.V., HSBC Bank PLC and Cassa Depositi e Prestiti S.P.A., as mandated lead arrangers, and Crédit Agricole Corporate and Investment Bank, as agent, SACE agent and security trustee

10.37**

Supplemental Agreement, dated November 30, 2023, among Leonardo Two, Ltd., as borrower, NCL Corporation Ltd., as guarantor, NCL International, Ltd., as shareholder, Norwegian Cruise Line Holdings Ltd., NCL (Bahamas) Ltd., as charterer, the lenders party thereto, Crédit Agricole Corporate and Investment Bank, BNP Paribas Fortis S.A./N.V., HSBC Bank PLC and Cassa Depositi e Prestiti S.P.A., as mandated lead arrangers, and Crédit Agricole Corporate and Investment Bank, as agent, SACE agent and security trustee #

10.38

Amendment and Restatement Agreement, dated as of April 6, 2023 and effective as of April 28, 2023, among Leonardo Three, Ltd., as borrower, NCL Corporation Ltd., as guarantor, NCL International, Ltd., as shareholder, Norwegian Cruise Line Holdings Ltd., the lenders party thereto, HSBC Bank PLC, BNP Paribas Fortis S.A./N.V., KfW IPEX-Bank GmbH and Cassa Depositi e Prestiti S.P.A., as joint mandated lead arrangers, and BNP Paribas S.A. as agent, SACE agent and security trustee, which amends and restates the Loan Agreement, originally dated as of April 12, 2017 (incorporated herein by reference to Exhibit 10.1 to Norwegian Cruise Line Holdings Ltd.’s Form 8-K filed on May 2, 2023 (File No. 001-35784)) #†

10.39**

Supplemental Agreement, dated November 30, 2023, among Leonardo Three, Ltd., as borrower, NCL Corporation Ltd., as guarantor, NCL International, Ltd., as shareholder, Norwegian Cruise Line Holdings Ltd., the lenders party thereto, HSBC Bank PLC, BNP Paribas Fortis S.A./N.V., KfW

IPEX-Bank GmbH and Cassa Depositi e Prestiti S.P.A., as joint mandated lead arrangers, and BNP Paribas S.A., as agent, SACE agent and security trustee #

10.40

Amendment and Restatement Agreement, dated as of April 6, 2023 and effective as of April 28, 2023, among Leonardo Four, Ltd., as borrower, NCL Corporation Ltd., as guarantor, NCL International, Ltd., as shareholder, Norwegian Cruise Line Holdings Ltd., the lenders party thereto, KfW IPEX-Bank GmbH, BNP Paribas Fortis S.A./N.V., HSBC Bank PLC and Cassa Depositi e Prestiti S.P.A., as joint mandated lead arrangers, and BNP Paribas S.A. as agent, SACE agent and security trustee, which amends and restates the Loan Agreement, originally dated as of April 12, 2017 (incorporated herein by reference to Exhibit 10.2 to Norwegian Cruise Line Holdings Ltd.’s Form 8-K filed on May 2, 2023 (File No. 001-35784)) #†

10.41**

Supplemental Agreement, dated November 30, 2023, among Leonardo Four, Ltd., as borrower, NCL Corporation Ltd., as guarantor, NCL International, Ltd., as shareholder, Norwegian Cruise Line Holdings Ltd., the lenders party thereto, HSBC Bank PLC, BNP Paribas Fortis S.A./N.V., KfW IPEX-Bank GmbH and Cassa Depositi e Prestiti S.P.A., as joint mandated lead arrangers, and BNP Paribas S.A., as agent, SACE agent and security trustee #

10.42

Amendment and Restatement Agreement, dated as of April 6, 2023 and effective as of April 28, 2023, among Leonardo Five, Ltd., as borrower, NCL Corporation Ltd., as guarantor, NCL International, Ltd., as shareholder, Norwegian Cruise Line Holdings Ltd., the lenders party thereto, Crédit Agricole Corporate and Investment Bank, BNP Paribas Fortis S.A./N.V., HSBC Bank PLC, KfW IPEX-Bank GmbH, Cassa Depositi e Prestiti S.P.A., Banco Santander, S.A. and Société Générale, as joint mandated lead arrangers, BNP Paribas, as facility agent, Crédit Agricole Corporate and Investment Bank, as SACE agent, and HSBC Corporate Trustee Company (UK) Limited, as security trustee, which amends and restates the Loan Agreement, originally dated as of December 19, 2018 (incorporated herein by reference to Exhibit 10.3 to Norwegian Cruise Line Holdings Ltd.’s Form 8-K filed on May 2, 2023 (File No. 001-35784)) #†

10.43**

Supplemental Agreement, dated November 30, 2023, among Leonardo Five, Ltd., as borrower, NCL Corporation Ltd., as guarantor, NCL International, Ltd., as shareholder, Norwegian Cruise Line Holdings Ltd., the lenders party thereto, Crédit Agricole Corporate and Investment Bank, BNP Paribas Fortis S.A./N.V., HSBC Bank PLC, KfW IPEX-Bank GmbH, Cassa Depositi e Prestiti S.P.A., Banco Santander, S.A. and Société Générale, as joint mandated lead arrangers, BNP Paribas S.A., as facility agent, Crédit Agricole Corporate and Investment Bank, as SACE agent, and HSBC Corporate Trustee Company (UK) Limited, as security trustee #

10.44

Amendment and Restatement Agreement, dated as of April 6, 2023 and effective as of April 28, 2023, among Leonardo Six, Ltd., as borrower, NCL Corporation Ltd., as guarantor, NCL International, Ltd., as shareholder, Norwegian Cruise Line Holdings Ltd., the lenders party thereto, Crédit Agricole Corporate and Investment Bank, BNP Paribas Fortis S.A./N.V., HSBC Bank PLC, KfW IPEX-Bank GmbH, Cassa Depositi e Prestiti S.P.A., Banco Santander, S.A. and Société Générale, as joint mandated lead arrangers, BNP Paribas, as facility agent, Crédit Agricole Corporate and Investment Bank, as SACE agent, and HSBC Corporate Trustee Company (UK) Limited, as security trustee, which amends and restates the Loan Agreement, originally dated as of December 19, 2018 (incorporated herein by reference to Exhibit 10.4 to Norwegian Cruise Line Holdings Ltd.’s Form 8-K filed on May 2, 2023 (File No. 001-35784)) #†

10.45**

Supplemental Agreement, dated November 30, 2023, among Leonardo Six, Ltd., as borrower, NCL Corporation Ltd., as guarantor, NCL International, Ltd., as shareholder, Norwegian Cruise Line Holdings Ltd., the lenders party thereto, Crédit Agricole Corporate and Investment Bank, BNP Paribas Fortis S.A./N.V., HSBC Bank PLC, KfW IPEX-Bank GmbH, Cassa Depositi e Prestiti S.P.A., Banco Santander, S.A. and Société Générale, as joint mandated lead arrangers, BNP Paribas S.A., as facility agent, Crédit Agricole Corporate and Investment Bank, as SACE agent, and HSBC Corporate Trustee Company (UK) Limited, as security trustee #

10.46

Amendment and Restatement Agreement, dated as of April 6, 2023 and effective as of April 28, 2023, among Explorer III New Build, LLC, as borrower, NCL Corporation Ltd., as guarantor, Seven Seas Cruises S. de R.L., as shareholder, Norwegian Cruise Line Holdings Ltd., the lenders party thereto, Crédit Agricole Corporate and Investment Bank, BNP Paribas Fortis S.A./N.V., HSBC Bank PLC, KfW IPEX-Bank GmbH, Cassa Depositi e Prestiti S.P.A., Banco Santander, S.A. and Société Générale., as joint mandated lead arrangers, BNP Paribas, as facility agent, Crédit Agricole Corporate and Investment Bank, as SACE agent, and HSBC Corporate Trustee Company (UK) Limited, as security trustee, which amends and restates the Loan Agreement, originally dated as of December 19, 2018 (incorporated herein by reference to Exhibit 10.5 to Norwegian Cruise Line Holdings Ltd.’s Form 8-K filed on May 2, 2023 (File No. 001-35784)) #†

10.47**

Amendment Agreement, dated October 24, 2023 (as modified by a side letter dated November 9, 2023 and a side letter dated November 13, 2023, and as partially effective as of November 9, 2023 and fully effective as of November 16, 2023), among Explorer III New Build, LLC, as borrower, NCL Corporation Ltd., as guarantor, Seven Seas Cruises S. de R.L., as member and shareholder, Norwegian Cruise Line Holdings Ltd., the lenders party thereto, Crédit Agricole Corporate and Investment Bank, BNP Paribas Fortis S.A./N.V., HSBC Bank PLC, KfW IPEX-Bank GmbH, Cassa Depositi e Prestiti S.P.A., Banco Santander, S.A. and Société Générale, as joint mandated lead arrangers, BNP Paribas S.A., as facility agent, Crédit Agricole Corporate and Investment Bank, as SACE agent, and HSBC Corporate Trustee Company (UK) Limited, as security trustee #

10.48**	Side Letter, dated November 9, 2023, by and between BNP Paribas S.A., as facility agent, and Explorer III New Build, LLC, as borrower

10.49**	Second Side Letter, dated November 13, 2023, by and between BNP Paribas S.A., as facility agent, and Explorer III New Build, LLC, as borrower

10.50**

Supplemental Agreement, dated November 30, 2023, among Explorer III New Build, LLC, as borrower, NCL Corporation Ltd., as guarantor, Seven Seas Cruises Ltd., as shareholder, Norwegian Cruise Line Holdings Ltd., the lenders party thereto, Crédit Agricole Corporate and Investment Bank, BNP Paribas Fortis S.A./N.V., HSBC Bank PLC, KfW IPEX-Bank GmbH, Cassa Depositi e Prestiti S.P.A., Banco Santander, S.A. and Société Générale, as joint mandated lead arrangers, BNP Paribas S.A., as facility agent, Crédit Agricole Corporate and Investment Bank, as SACE agent, and HSBC Corporate Trustee Company (UK) Limited, as security trustee #

10.51

Amendment and Restatement Agreement, dated as of May 19, 2023, among O Class Plus One, LLC, as borrower, NCL Corporation Ltd., as guarantor, Oceania Cruises S. de R.L., as shareholder, Norwegian Cruise Line Holdings Ltd., the lenders party thereto, Crédit Agricole Corporate and Investment Bank, BNP Paribas Fortis S.A./N.V., HSBC Bank PLC, KfW IPEX-Bank GmbH, Cassa Depositi e Prestiti S.P.A., Banco Santander, S.A. and Société Générale., as joint mandated lead arrangers, BNP Paribas, as facility agent, Crédit Agricole Corporate and Investment Bank, as SACE agent, and HSBC Corporate Trustee Company (UK) Limited, as security trustee, which amends and restates the Loan Agreement, originally dated as of December 19, 2018 (incorporated herein by reference to Exhibit 10.12 to Norwegian Cruise Line Holdings Ltd.’s Form 10-Q filed on August 8, 2023 (File No. 001-35784)) #†

10.52**

Amendment Agreement, dated October 25, 2023 and effective as of November 9, 2023, among O Class Plus One, LLC, as borrower, NCL Corporation Ltd., as guarantor, Oceania Cruises S. de R.L., as member and shareholder, Norwegian Cruise Line Holdings Ltd., the lenders party thereto, Crédit Agricole Corporate and Investment Bank, BNP Paribas Fortis S.A./N.V., HSBC Bank PLC, KfW IPEX-Bank GmbH, Cassa Depositi e Prestiti S.P.A., Banco Santander, S.A. and Société Générale, as joint mandated lead arrangers, BNP Paribas S.A., as facility agent, Crédit Agricole Corporate and Investment Bank, as SACE agent, and HSBC Corporate Trustee Company (UK) Limited, as security trustee

10.53**

Supplemental Agreement, dated November 30, 2023, among O Class Plus One, LLC, as borrower, NCL Corporation Ltd., as guarantor, Oceania Cruises Ltd., as shareholder and charterer, Norwegian Cruise Line Holdings Ltd., the lenders party thereto, Crédit Agricole Corporate and Investment Bank, BNP Paribas Fortis S.A./N.V., HSBC Bank PLC, KfW IPEX-Bank GmbH, Cassa Depositi e Prestiti S.P.A., Banco Santander, S.A. and Société Générale, as joint mandated lead arrangers, BNP Paribas S.A., as facility agent, Crédit Agricole Corporate and Investment Bank, as SACE agent, and HSBC Corporate Trustee Company (UK) Limited, as security trustee #

10.54

Amendment and Restatement Agreement, dated as of April 6, 2023 and effective as of April 28, 2023, among O Class Plus Two, LLC, as borrower, NCL Corporation Ltd., as guarantor, Oceania Cruises S. de R.L., as shareholder, Norwegian Cruise Line Holdings Ltd., the lenders party thereto, Crédit Agricole Corporate and Investment Bank, BNP Paribas Fortis S.A./N.V., HSBC Bank PLC, KfW IPEX-Bank GmbH, Cassa Depositi e Prestiti S.P.A., Banco Santander, S.A. and Société Générale., as joint mandated lead arrangers, BNP Paribas S.A., as facility agent, Crédit Agricole Corporate and Investment Bank, as SACE agent, and HSBC Corporate Trustee Company (UK) Limited, as security trustee, which amends and restates the Loan Agreement, originally dated as of December 19, 2018 (incorporated herein by reference to Exhibit 10.6 to Norwegian Cruise Line Holdings Ltd.’s Form 8-K filed on May 2, 2023 (File No. 001-35784)) #†

10.55**

Amendment Agreement, dated October 24, 2023 and effective as of November 9, 2023, among O Class Plus Two, LLC, as borrower, NCL Corporation Ltd., as guarantor, Oceania Cruises S. de R.L., as member and shareholder, Norwegian Cruise Line Holdings Ltd., the lenders party thereto, Crédit Agricole Corporate and Investment Bank, BNP Paribas Fortis S.A./N.V., HSBC Bank PLC, KfW IPEX-Bank GmbH, Cassa Depositi e Prestiti S.P.A., Banco Santander, S.A. and Société Générale, as joint mandated lead arrangers, BNP Paribas S.A., as facility agent, Crédit Agricole Corporate and Investment Bank, as SACE agent, and HSBC Corporate Trustee Company (UK) Limited, as security trustee #

10.56**

Supplemental Agreement, dated November 30, 2023, among O Class Plus Two, LLC, as borrower, NCL Corporation Ltd., as guarantor, Oceania Cruises Ltd., as shareholder, Norwegian Cruise Line Holdings Ltd., the lenders party thereto, Crédit Agricole Corporate and Investment Bank, BNP Paribas Fortis S.A./N.V., HSBC Bank PLC, KfW IPEX-Bank GmbH, Cassa Depositi e Prestiti S.P.A., Banco Santander, S.A. and Société Générale, as joint mandated lead arrangers, BNP Paribas S.A., as facility agent, Crédit Agricole Corporate and Investment Bank, as SACE agent, and HSBC Corporate Trustee Company (UK) Limited, as security trustee #

10.57

Second Amended and Restated Commitment Letter, dated February 22, 2023, among NCL Corporation Ltd. and the purchasers named therein (incorporated herein by reference to Exhibit 10.1 to Norwegian Cruise Line Holdings Ltd.’s Form 8-K filed on February 27, 2023 (File No. 001-35784))

10.58

Amended and Restated Regent Trademark License Agreement, dated February 21, 2011, by and between Regent Hospitality Worldwide, LLC and Seven Seas Cruises, S. DE R.L. (incorporated herein by reference to Exhibit 10.17 to Prestige Cruises International, Inc.’s Amendment No. 1 to Form S-1 filed on March 24, 2014 (File No. 333-193479))

10.59

Employment Agreement by and between NCL (Bahamas) Ltd. and T. Robin Lindsay, entered into on October 18, 2015 (incorporated herein by reference to Exhibit 10.2 to Norwegian Cruise Line Holdings Ltd.’s Form 10-Q filed on May 10, 2017 (File No. 001-35784))*

10.60

Amendment to Employment Agreement by and between NCL (Bahamas) Ltd. and T. Robin Lindsay, dated as of February 14, 2022 (incorporated herein by reference to Exhibit 10.1 to Norwegian Cruise Line Holdings Ltd.’s Form 8-K filed on February 18, 2022 (File No. 001-35784))*

10.61**	Amendment to Employment Agreement by and between NCL (Bahamas) Ltd. and T. Robin Lindsay, dated as of September 1, 2023*

10.62

Employment Agreement by and between NCL (Bahamas) Ltd. and Mark Kempa, entered into on July 17, 2023 (incorporated herein by reference to Exhibit 10.1 to Norwegian Cruise Line Holdings Ltd.’s Form 8-K filed on July 21, 2023 (File No. 001-35784))*

10.63

Employment Agreement by and between Prestige Cruise Services LLC and Andrea DeMarco, effective as of July 17, 2023 (incorporated herein by reference to Exhibit 10.17 to Norwegian Cruise Line Holdings Ltd.’s Form 10-Q filed on August 8, 2023 (File No. 001-35784))*

10.64

Employment Agreement by and between Prestige Cruise Services LLC and Frank A. Del Rio, effective as of July 17, 2023 (incorporated herein by reference to Exhibit 10.18 to Norwegian Cruise Line Holdings Ltd.’s Form 10-Q filed on August 8, 2023 (File No. 001-35784))*

10.65

Transition, Release and Consulting Agreement by and between NCL (Bahamas) Ltd. and Frank J. Del Rio, entered into on March 15, 2023 (incorporated herein by reference to Exhibit 10.3 to Norwegian Cruise Line Holdings Ltd.’s Form 8-K filed on March 20, 2023 (File No. 001-35784))*

10.66

Employment Agreement by and between NCL (Bahamas) Ltd. and Harry Sommer, entered into on March 15, 2023 (incorporated herein by reference to Exhibit 10.1 to Norwegian Cruise Line Holdings Ltd.’s Form 8-K filed on March 20, 2023 (File No. 001-35784))*

10.67

Employment Agreement by and between NCL (Bahamas) Ltd. and David Herrera, entered into on March 15, 2023 (incorporated herein by reference to Exhibit 10.2 to Norwegian Cruise Line Holdings Ltd.’s Form 8-K filed on March 20, 2023 (File No. 001-35784))*

10.68**	Employment Agreement by and between NCL (Bahamas) Ltd. and Daniel S. Farkas, effective as of July 17, 2023*

10.69**	Employment Agreement by and between NCL (Bahamas) Ltd. and Patrik Dahlgren, effective as of June 12, 2023*

10.70

Form of Indemnification Agreement by and between Norwegian Cruise Line Holdings Ltd. and each of its directors, executive officers and certain other officers (effective July 14, 2020) (incorporated herein by reference to Exhibit 10.2 to Norwegian Cruise Line Holdings Ltd.’s Form 10-Q filed on August 10, 2020 (File No. 001-35784))*

10.71

Norwegian Cruise Line Holdings Ltd. Amended and Restated 2013 Performance Incentive Plan (incorporated herein by reference to Exhibit 10.1 to Norwegian Cruise Line Holdings Ltd.’s Form 8-K filed on June 20, 2023 (File No. 001-35784))*

10.72

Form of Notice of Grant of Option and Terms and Conditions of Option (incorporated herein by reference to Exhibit 10.1 to Norwegian Cruise Line Holdings Ltd.’s Form 10-Q filed on May 8, 2013 (File No. 001-35784))*

10.73

Norwegian Cruise Line Holdings Ltd. Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 10.3 to Norwegian Cruise Line Holdings Ltd.’s Form 10-Q filed on July 31, 2014 (File No. 001-35784))*

10.74**	Directors’ Compensation Policy (effective January 1, 2024)*

10.75

Form of Director Restricted Share Unit Award Agreement (incorporated herein by reference to Exhibit 10.62 to Norwegian Cruise Line Holdings Ltd.’s Form 10-K filed on February 29, 2016 (File No. 001-35784))*

10.76

Form of Norwegian Cruise Line Holdings Ltd. Time and Performance-based Restricted Share Unit Award Agreement (incorporated herein by reference to Exhibit 10.2 to Norwegian Cruise Line Holdings Ltd.’s Form 10-Q filed on November 4, 2015 (File No. 001-35784))*

10.77

Form of Notice of Grant of Norwegian Cruise Line Holdings Ltd. Time and Performance-based Option and Terms and Conditions (incorporated herein by reference to Exhibit 10.3 to Norwegian Cruise Line Holdings Ltd.’s Form 10-Q filed on November 4, 2015 (File No. 001-35784))*

10.78

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

10.80

Form of Norwegian Cruise Line Holdings Ltd. Performance-based Restricted Share Unit Award Agreement (August 2017) (incorporated herein by reference to Exhibit 10.2 to Norwegian Cruise Line Holdings Ltd.’s Form 10-Q filed on November 9, 2017 (File No. 001-35784))*

10.81

Form of Norwegian Cruise Line Holdings Ltd. Time-based Restricted Share Unit Award Agreement (2020) (incorporated by reference to Exhibit 10.77 to Norwegian Cruise Line Holdings Ltd.’s annual report on Form 10-K filed on February 27, 2020 (File No. 001-35784))*

10.82

Form of Norwegian Cruise Line Holdings Ltd. Performance-based Restricted Share Unit Award Agreement (2020) (incorporated by reference to Exhibit 10.78 to Norwegian Cruise Line Holdings Ltd.’s annual report on Form 10-K filed on February 27, 2020 (File No. 001-35784))*

10.83

Form of Norwegian Cruise Line Holdings Ltd. Time-based Restricted Share Unit Award Agreement (President and Chief Executive Officer 2022) (incorporated herein by reference to Exhibit 10.57 to Norwegian Cruise Line Holdings Ltd.’s Form 10-K filed on March 1, 2022 (File No. 001-35784))*

10.84

Form of Norwegian Cruise Line Holdings Ltd. Performance-based Restricted Share Unit Award Agreement (President and Chief Executive Officer 2022) (incorporated herein by reference to Exhibit 10.58 to Norwegian Cruise Line Holdings Ltd.’s Form 10-K filed on March 1, 2022 (File No. 001-35784))*

10.85

Form of Norwegian Cruise Line Holdings Ltd. Performance-based Restricted Share Unit Award Agreement (2022) (incorporated herein by reference to Exhibit 10.59 to Norwegian Cruise Line Holdings Ltd.’s Form 10-K filed on March 1, 2022 (File No. 001-35784))*

10.86	Form of Restricted Cash Retention Agreement (2022) (incorporated herein by reference to Exhibit 10.60 to Norwegian Cruise Line Holdings Ltd.’s Form 10-K filed on March 1, 2022 (File No. 001-35784))*

10.87**	Form of Norwegian Cruise Line Holdings Ltd. Performance-based Restricted Share Unit Award Agreement (2023)*

21.1**	List of Subsidiaries of Norwegian Cruise Line Holdings Ltd.

23.1**	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm

24.1**	Power of Attorney (included on Signatures page of this Annual Report on Form 10-K)

31.1**	Certification of the Annual Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the President and Chief Executive Officer

31.2**	Certification of the Annual Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Executive Vice President and Chief Financial Officer

32.1***	Certification of the Annual Report Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer and Chief Financial Officer

97.1**	Policy Regarding the Recovery of Certain Compensation Payments

101**	The following materials from Norwegian Cruise Line Holdings Ltd.’s Annual Report on Form 10‑K formatted in Inline XBRL:

(i) the Consolidated Statements of Operations of NCLH for the years ended December 31, 2023, 2022 and 2021;

(ii) the Consolidated Statements of Comprehensive Income (Loss) of NCLH for the years ended December 31, 2023, 2022 and 2021;

(iii) the Consolidated Balance Sheets of NCLH as of December 31, 2023 and 2022;

(iv) the Consolidated Statements of Cash Flows of NCLH for the years ended December 31, 2023, 2022 and 2021;

(v) the Consolidated Statements of Changes in Shareholders’ Equity of NCLH for the years ended December 31, 2023, 2022 and 2021;

(vi) the Notes to the Consolidated Financial Statements; and

(vii) Schedule II Valuation and Qualifying Accounts.

104**

The cover page from Norwegian Cruise Line Holdings Ltd.’s Annual Report on Form 10-K for the year ended December 31, 2023, formatted in Inline XBRL and included in the interactive data files submitted as Exhibit 101.

#     Certain portions of this document that constitute confidential information have been redacted in accordance with Regulation S-K Item 601(b)(10).

†	Agreement restates previous versions of agreement.

*     Management contract or compensatory plan.

**   Filed herewith.

*** Furnished herewith.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in Miami, Florida, on February 28, 2024.

NORWEGIAN CRUISE LINE HOLDINGS LTD.

By:	/s/ Harry Sommer
Name:	Harry Sommer
Title:	President and Chief Executive Officer

POWER OF ATTORNEY

Each person whose signature appears below constitutes and appoints Harry Sommer, Mark A. Kempa, Daniel S. Farkas and Faye L. Ashby, and each of them, his or her true and lawful attorneys-in-fact and agents, each with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the SEC, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that each of said attorneys-in-fact and agents or their substitute or substitutes may lawfully so or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons in the capacities and on the date indicated.

Signature	Title	Date

/s/ Harry Sommer	Director, President and Chief Executive Officer	February 28, 2024
Harry Sommer	(Principal Executive Officer)

/s/ Mark A. Kempa	Executive Vice President and Chief Financial Officer	February 28, 2024
Mark A. Kempa	(Principal Financial Officer)

/s/ Faye L. Ashby	Senior Vice President and Chief Accounting Officer	February 28, 2024
Faye L. Ashby	(Principal Accounting Officer)

/s/ José E. Cil	Director	February 28, 2024
José E. Cil

/s/ Harry C. Curtis	Director	February 28, 2024
Harry C. Curtis

/s/ David M. Abrams	Director	February 28, 2024
David M. Abrams

/s/ Stella David	Director	February 28, 2024
Stella David

/s/ Russell W. Galbut	Director and Chairman	February 28, 2024
Russell W. Galbut

/s/ Mary E. Landry	Director	February 28, 2024
Mary E. Landry

/s/ Zillah Byng-Thorne	Director	February 28, 2024
Zillah Byng-Thorne

Norwegian Cruise Line Holdings Ltd.

Schedule II Valuation and Qualifying Accounts (in thousands)

Additions
		Charged to	Charged to
	Balance	costs and	other		Balance
Description	12/31/20	expenses	accounts (a)	Deductions (b)	12/31/21

Valuation allowance on deferred tax assets	$42,876	$—	$45,163	$(190)	$87,849

		Charged to	Charged to
	Balance	costs and	other		Balance
Description	12/31/21	expenses	accounts (a)	Deductions (b)	12/31/22

Valuation allowance on deferred tax assets	$87,849	$—	$52,219	$(335)	$139,733

		Charged to	Charged to
	Balance	costs and	other		Balance
Description	12/31/22	expenses	accounts (a)	Deductions (b)	12/31/23

Valuation allowance on deferred tax assets	$139,733	$—	$561,693	$(6,661)	$694,765
(a)	Amount relates to a valuation allowance on net U.S. and Bermuda deferred tax assets.
(b)	Amount relates to (i) utilization of deferred tax assets, (ii) revaluation of deferred tax assets from their functional currency to U.S. dollars and (iii) reversal of valuation allowances.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Norwegian Cruise Line Holdings Ltd.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Norwegian Cruise Line Holdings Ltd. and its subsidiaries (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of operations, of comprehensive income (loss), of changes in shareholders’ equity and of cash flows for each of the three years in the period ended December 31, 2023, including the related notes and financial statement schedule listed in the index appearing under Item 15(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Ship Accounting – New Ships and Ship Improvements

As described in Notes 2 and 7 to the consolidated financial statements, the Company’s consolidated ships and ship improvements balances were $18.5 billion and $2.9 billion as of December 31, 2023, respectively. Management determines the weighted average useful lives of ships based on estimates of the costs and useful lives of the ships’ major component systems on the date of acquisition, such as cabins, main diesels, main electric, superstructure and hull, and their related proportional weighting to the ship as a whole. In 2023, the Company took delivery of Oceania Cruises’ first Allura Class Ship. Based on the design, structure and technological advancements made to this new class of ship and the analysis of its major components, which is generally performed upon the introduction of a new class of ship, management assigned the Allura Class Ships a weighted-average useful life of 35 years. A residual value of 10% was established based on management’s long-term estimates of the expected remaining future benefit at the end of the ships’ weighted average useful lives. Additionally, the Company capitalized approximately $204.2 million of costs associated with ship improvements during the year ended December 31, 2023. Ship improvement costs that management believes add value to the ships are capitalized to the ship. The useful lives of components of new ships and ship improvements are estimated based on the economic lives of the new components. To determine the useful lives of the major components of new ships and ship improvements, management considers the historical useful lives of similar assets, manufacturer recommended lives, planned maintenance programs, and anticipated changes in technological conditions.

The principal considerations for our determination that performing procedures relating to ship accounting for new ships and ship improvements is a critical audit matter are the significant judgments by management when determining (i) the useful lives of the major components of new ships and ship improvements; (ii) whether ship improvement costs add value to the ships and are capitalizable; and (iii) the residual value of the new class of ship based on management’s expectation of remaining future benefit. This in turn led to a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating audit evidence relating to (i) the appropriateness of the useful lives of the major components of new ships and ship improvements; (ii) whether ship improvement costs add value to the Company’s ships and are capitalized appropriately; and (iii) whether the residual value assigned to the new class of ship is appropriate. In addition, the audit effort involved the use of professionals with specialized skill and knowledge.

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

Miami, Florida

February 28, 2024

We have served as the Company’s auditor since at least 1988. We have not been able to determine the specific year we began serving as auditor of the Company.

Norwegian Cruise Line Holdings Ltd.

Consolidated Statements of Operations

(in thousands, except share and per share data)

	Year Ended December 31,
	2023	2022	2021
Revenue
Passenger ticket	$5,753,966	$3,253,799	$392,752
Onboard and other	2,795,958	1,589,961	255,234
Total revenue	8,549,924	4,843,760	647,986
Cruise operating expense
Commissions, transportation and other	1,883,279	1,034,629	143,524
Onboard and other	599,904	357,932	54,037
Payroll and related	1,262,119	1,088,639	537,439
Fuel	716,833	686,825	301,852
Food	358,310	263,807	62,999
Other	648,142	835,254	508,186
Total cruise operating expense	5,468,587	4,267,086	1,608,037
Other operating expense
Marketing, general and administrative	1,341,858	1,379,105	891,452
Depreciation and amortization	808,568	749,326	700,845
Total other operating expense	2,150,426	2,128,431	1,592,297
Operating income (loss)	930,911	(1,551,757)	(2,552,348)
Non-operating income (expense)
Interest expense, net	(727,531)	(801,512)	(2,072,925)
Other income (expense), net	(40,204)	76,566	123,953
Total non-operating income (expense)	(767,735)	(724,946)	(1,948,972)
Net income (loss) before income taxes	163,176	(2,276,703)	(4,501,320)
Income tax benefit (expense)	3,002	6,794	(5,267)
Net income (loss)	$166,178	$(2,269,909)	$(4,506,587)
Weighted-average shares outstanding
Basic	424,424,962	419,773,195	365,449,967
Diluted	427,400,849	419,773,195	365,449,967
Earnings (loss) per share
Basic	$0.39	$(5.41)	$(12.33)
Diluted	$0.39	$(5.41)	$(12.33)

The accompanying notes are an integral part of these consolidated financial statements.

Norwegian Cruise Line Holdings Ltd.

Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

	Year Ended December 31,
	2023	2022	2021
Net income (loss)	$166,178	$(2,269,909)	$(4,506,587)
Other comprehensive loss:
Shipboard Retirement Plan	(3,413)	8,889	393
Cash flow hedges:
Net unrealized loss	(1,773)	(104,017)	(110,379)
Amount realized and reclassified into earnings	(26,173)	(96,865)	65,017
Total other comprehensive loss	(31,359)	(191,993)	(44,969)
Total comprehensive income (loss)	$134,819	$(2,461,902)	$(4,551,556)

The accompanying notes are an integral part of these consolidated financial statements.

Norwegian Cruise Line Holdings Ltd.

Consolidated Balance Sheets

(in thousands, except share data)

	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$402,415	$946,987
Accounts receivable, net	280,271	326,272
Inventories	157,646	148,717
Prepaid expenses and other assets	472,816	450,893
Total current assets	1,313,148	1,872,869
Property and equipment, net	16,433,292	14,516,366
Goodwill	98,134	98,134
Trade names	500,525	500,525
Other long-term assets	1,147,891	1,569,800
Total assets	$19,492,990	$18,557,694
Liabilities and shareholders’ equity
Current liabilities:
Current portion of long-term debt	$1,744,778	$991,128
Accounts payable	174,338	228,742
Accrued expenses and other liabilities	1,058,919	1,318,460
Advance ticket sales	3,060,666	2,516,521
Total current liabilities	6,038,701	5,054,851
Long-term debt	12,314,147	12,630,402
Other long-term liabilities	839,335	803,850
Total liabilities	19,192,183	18,489,103
Commitments and contingencies (Note 13)
Shareholders’ equity:
Ordinary shares, $0.001 par value; 980,000,000 shares authorized; and 425,546,570 shares issued and outstanding at December 31, 2023 and 421,413,565 shares issued and outstanding at December 31, 2022	425	421
Additional paid-in capital	7,708,957	7,611,564
Accumulated other comprehensive income (loss)	(508,438)	(477,079)
Accumulated deficit	(6,900,137)	(7,066,315)
Total shareholders’ equity	300,807	68,591
Total liabilities and shareholders’ equity	$19,492,990	$18,557,694

The accompanying notes are an integral part of these consolidated financial statements.

Norwegian Cruise Line Holdings Ltd.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2023	2022	2021
Cash flows from operating activities
Net income (loss)	$166,178	$(2,269,909)	$(4,506,587)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization expense	883,236	810,053	758,604
(Gain) loss on derivatives	13,760	8,618	(39,842)
Loss on extinguishment of debt	6,701	188,799	1,399,816
Provision for bad debts and inventory obsolescence	6,190	13,609	19,284
Gain on involuntary conversion of assets	(6,852)	(2,300)	(9,486)
Share-based compensation expense	118,940	113,563	124,077
Net foreign currency adjustments	8,188	(10,795)	(9,865)
Changes in operating assets and liabilities:
Accounts receivable, net	39,649	828,661	(1,159,998)
Inventories	(11,042)	(33,609)	(37,481)
Prepaid expenses and other assets	410,266	(602,258)	26,690
Accounts payable	(50,976)	(16,196)	152,026
Accrued expenses and other liabilities	(82,202)	252,837	292,843
Advance ticket sales	503,678	928,947	521,910
Net cash provided by (used in) operating activities	2,005,714	210,020	(2,468,009)
Cash flows from investing activities
Additions to property and equipment, net	(2,750,362)	(1,783,857)	(752,843)
Purchases of short-term investments	—	—	(1,010,000)
Proceeds from maturities of short-term investments	—	240,000	770,000
Cash paid on settlement of derivatives	(162,942)	(224,137)	(23,496)
Other, net	16,161	12,090	12,295
Net cash used in investing activities	(2,897,143)	(1,755,904)	(1,004,044)
Cash flows from financing activities
Repayments of long-term debt	(3,758,234)	(1,770,172)	(2,113,063)
Proceeds from long-term debt	4,322,941	3,003,003	2,601,317
Common share issuance proceeds, net	—	—	2,665,843
Proceeds from employee related plans	5,307	5,267	3,141
Net share settlement of restricted share units	(26,860)	(20,987)	(16,687)
Early redemption premium	—	(172,012)	(1,354,882)
Deferred financing fees	(196,297)	(58,875)	(107,451)
Net cash provided by financing activities	346,857	986,224	1,678,218
Net decrease in cash and cash equivalents	(544,572)	(559,660)	(1,793,835)
Cash and cash equivalents at beginning of period	946,987	1,506,647	3,300,482
Cash and cash equivalents at end of period	$402,415	$946,987	$1,506,647

The accompanying notes are an integral part of these consolidated financial statements.

Norwegian Cruise Line Holdings Ltd.

Consolidated Statements of Changes in Shareholders’ Equity

(in thousands)

			Accumulated	Retained
		Additional	Other	Earnings	Total
	Ordinary	Paid-in	Comprehensive	(Accumulated	Shareholders’
	Shares	Capital	Income (Loss)	Deficit)	Equity
Balance, December 31, 2020	$316	4,889,355	(240,117)	(295,449)	$4,354,105
Share-based compensation	—	124,077	—	—	124,077
Issuance of shares under employee related plans	—	3,141	—	—	3,141
Common share issuance proceeds, net	101	2,665,434	—	—	2,665,535
Net share settlement of restricted share units	—	(16,687)	—	—	(16,687)
Cumulative change in accounting policy	—	(131,240)	—	5,630	(125,610)
Other	—	(20,355)	—	—	(20,355)
Other comprehensive loss, net	—	—	(44,969)	—	(44,969)
Net loss	—	—	—	(4,506,587)	(4,506,587)
Balance, December 31, 2021	417	7,513,725	(285,086)	(4,796,406)	2,432,650
Share-based compensation	—	113,563	—	—	113,563
Issuance of shares under employee related plans	4	5,263	—	—	5,267
Net share settlement of restricted share units	—	(20,987)	—	—	(20,987)
Other comprehensive loss, net	—	—	(191,993)	—	(191,993)
Net loss	—	—	—	(2,269,909)	(2,269,909)
Balance, December 31, 2022	421	7,611,564	(477,079)	(7,066,315)	68,591
Share-based compensation	—	118,940	—	—	118,940
Issuance of shares under employee related plans	4	5,303	—	—	5,307
Common share issuance for NCLC exchangeable notes	—	10	—	—	10
Net share settlement of restricted share units	—	(26,860)	—	—	(26,860)
Other comprehensive loss, net	—	—	(31,359)	—	(31,359)
Net income	—	—	—	166,178	166,178
Balance, December 31, 2023	$425	$7,708,957	$(508,438)	$(6,900,137)	$300,807

The accompanying notes are an integral part of these consolidated financial statements.

Norwegian Cruise Line Holdings Ltd.

Notes to the Consolidated Financial Statements

1.	Description of Business

We are a leading global cruise company which operates the Norwegian Cruise Line, Oceania Cruises and Regent Seven Seas Cruises brands. As of December 31, 2023, we had 32 ships with approximately 66,500 Berths and had orders for five additional ships currently scheduled to be delivered. We have four Prima Class Ships on order with currently scheduled delivery dates from 2025 through 2028. We have one Allura Class Ship on order for delivery in 2025. These additions to our fleet are expected to increase our total Berths to approximately 82,500.

During the three months ended December 31, 2023, in response to the OECD’s BEPS 2.0 Pillar 2 global tax reform, the Company restructured its organizational structure by realigning many of its operations across its three different brands into a single jurisdiction, Bermuda. In connection with the reorganization, among other steps, certain NCLH subsidiaries previously domiciled in the Isle of Man, the Cayman Islands, the Republic of the Marshall Islands, the Republic of Panama and the state of Delaware, were redomiciled to Bermuda

2.	Summary of Significant Accounting Policies

Liquidity

As of December 31, 2023, we had liquidity of approximately $2.3 billion, including cash and cash equivalents of $402.4 million, borrowings available under our $1.2 billion undrawn Revolving Loan Facility and the impact of our $650 million undrawn commitment of Class B Notes and Backstop Notes issuable by NCLC less related fees (see Note 8 – “Long-Term Debt”). We believe that we have sufficient liquidity to fund our obligations and expect to remain in compliance with our financial covenants for at least the next twelve months from the issuance of these financial statements.

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

Accounts Receivable, Net

Accounts receivable are shown net of an allowance for credit losses of $13.2 million and $14.0 million as of December 31, 2023 and 2022, respectively. Accounts receivable, net includes $20.1 million and $118.4 million due from credit card processors within 12 months as of December 31, 2023 and 2022, respectively.

Inventories

Inventories mainly consist of provisions, supplies and fuel and are carried at the lower of cost or net realizable value using the first-in, first-out method of accounting.

Advertising Costs

Advertising costs are expensed as incurred. Expenses related to advertising costs totaled $512.7 million, $577.8 million and $300.3 million for the years ended December 31, 2023, 2022 and 2021, respectively.

Earnings Per Share

Basic earnings per share is computed by dividing net income by the basic weighted-average number of shares outstanding during each period. Diluted earnings per share is computed by dividing net income by diluted weighted-average shares outstanding.

A reconciliation between basic and diluted earnings per share was as follows (in thousands, except share and per share data):

	Year Ended December 31,
	2023	2022	2021
Net income (loss)	$166,178	$(2,269,909)	$(4,506,587)
Basic weighted-average shares outstanding	424,424,962	419,773,195	365,449,967
Dilutive effect of share awards	2,975,887	—	—
Diluted weighted-average shares outstanding	427,400,849	419,773,195	365,449,967
Basic EPS	$0.39	$(5.41)	$(12.33)
Diluted EPS	$0.39	$(5.41)	$(12.33)

Each exchangeable note (see Note 8 – “Long-Term Debt”) is individually evaluated for its dilutive or anti-dilutive impact on EPS as determined under the if-converted method. During the year ended December 31, 2023, 2022 and 2021 the exchangeable notes have been excluded from diluted weighted-average shares outstanding because the effect of including them would have been anti-dilutive. Share awards are evaluated for a dilutive or anti-dilutive impact on EPS using the treasury stock method. For the years ended December 31, 2023, 2022 and 2021, a total of 87.6 million, 92.6 million and 102.1 million shares, respectively, have been excluded from diluted weighted-average shares outstanding because the effect of including them would have been anti-dilutive.

Property and Equipment, Net

Property and equipment are recorded at cost. We determine the weighted average useful lives of our ships based primarily on our estimates of the costs and useful lives of the ships’ major component systems on the date of acquisition, such as cabins, main diesels, main electric, superstructure and hull, and their related proportional weighting to the ship as a whole. In 2023, the Company took delivery of Oceania Cruises’ first Allura Class Ship. Based on the design, structure and technological advancements made to this new class of ship and the analysis of its major components, which is generally performed upon the introduction of a new class of ship, we have assigned the Allura Class Ships a weighted-average useful life of 35 years. A residual value of 10% was established based on our long-term estimates of the expected remaining future benefit at the end of the ships’ weighted average useful lives. Ship improvement costs that we believe add value to our ships are capitalized to the ship and depreciated over the shorter of the improvements’ estimated useful lives or the remaining useful life of the ship while costs of repairs and maintenance, including Dry-dock costs, are charged to expense as incurred. During ship construction, certain interest is capitalized as a cost of the ship. Gains or losses on the sale of property and equipment are recorded as a component of operating income (expense) in our consolidated statements of operations. The useful lives of components of new ships and ship improvements are estimated based on the economic lives of the new components. In addition, to determine the useful lives of the major components of new ships and ship improvements, we consider the historical useful lives of similar assets, manufacturer recommended lives, planned maintenance programs and anticipated changes in technological conditions.

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

Goodwill and Trade Names

Goodwill represents the excess of cost over the estimated fair value of net assets acquired. Goodwill and other indefinite-lived assets, principally trade names, are reviewed for impairment annually or earlier if there is an event or change in circumstances that would indicate that the carrying value of these assets may not be fully recoverable. In 2023, we changed our annual evaluation date for impairment from December 31 to October 1. We believe this measurement date, which represents a change in the method of applying an accounting principle, is preferable because it better aligns with the timing of the Company’s financial planning process, which is a key component of the annual impairment tests. The change in the measurement date did not delay, accelerate or prevent an impairment charge. The accounting policy change is not material and will be applied prospectively. We may use a qualitative assessment which allows us to first assess qualitative factors to determine whether it is more likely than not (i.e., more than 50%) that the estimated fair value of a reporting unit is less than its carrying value. For trade names we also may provide a qualitative assessment to determine if there is any indication of impairment.

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

We also may conduct a quantitative assessment comparing the fair value of each reporting unit to its carrying value, including goodwill. In 2023, this consisted of a discounted future cash flow model to determine the fair value of the reporting unit. Our discounted cash flow valuation reflects our principal assumptions of 1) forecasted future operating results and growth rates, 2) forecasted capital expenditures for fleet growth and ship improvements and 3) a weighted average cost of capital of market participants, adjusted for an optimal capital structure. We believe that the approach was the most representative method to assess fair value as it utilized expectations of long-term growth as well as current market conditions. For the trade names, we may also use a quantitative assessment, which, in 2023, utilized the relief from royalty method and includes the same forecasts and discount rates from the discounted cash flow valuation in the goodwill assessment along with a trade name royalty rate assumption.

We have concluded that our business has three reporting units. Each brand, Oceania Cruises, Regent Seven Seas and Norwegian, constitutes a business for which discrete financial information is available and management regularly reviews the operating results and, therefore, each brand is considered an operating segment.

For our annual impairment evaluation, we performed a quantitative assessment for the Regent Seven Seas reporting unit and of each brand’s trade names. As of October 1, 2023, our annual review supports the carrying value of these assets.

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

Disaggregation of Revenue

Revenue and cash flows are affected by economic factors in various geographical regions.

Revenues by destination consisted of the following (in thousands):

	Year Ended December 31,
	2023	2022	2021
North America	$5,002,796	$3,076,788	$424,377
Europe	2,754,160	1,557,308	211,767
Asia-Pacific	533,484	115,438	6,186
Other	259,484	94,226	5,656
Total revenue	$8,549,924	$4,843,760	$647,986

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

Although we sell cruises on an international basis, our passenger ticket revenue is primarily attributed to U.S.-sourced guests who make reservations through the U.S. Revenue attributable to U.S.-sourced guests was 84%, 85% and 87% for the years ended December 31, 2023, 2022 and 2021, respectively. No other individual country’s revenues exceeded 10% in any of our last three years.

Substantially all of our long-lived assets are located outside of the U.S. and consist primarily of our ships. We had 21 ships with Bahamas registry with a carrying value of $11.5 billion as of December 31, 2023 and 20 ships with Bahamas registry with a carrying value of $10.6 billion as of December 31, 2022. We had 10 ships with Marshall Islands registry with a carrying value of $3.6 billion as of December 31, 2023 and eight ships with Marshall Islands registry with a carrying value of $2.3 billion as of December 31, 2022. We also had one ship with U.S. registry with a carrying value of $0.3 billion as of December 31, 2023 and 2022.

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

Foreign Currency

The majority of our transactions are settled in U.S. dollars. We remeasure assets and liabilities denominated in foreign currencies at exchange rates in effect at the balance sheet date. The resulting gains or losses are recognized in our consolidated statements of operations within other income (expense), net. We recognized a loss of $28.7 million, a gain of $55.8 million and a gain of $20.9 million for the years ended December 31, 2023, 2022 and 2021, respectively, related to remeasurement of assets and liabilities denominated in foreign currencies. Remeasurements of foreign currency related to operating activities are recognized within changes in operating assets and liabilities in the consolidated statement of cash flows.

Derivative Instruments and Hedging Activity

We enter into derivative contracts to reduce our exposure to fluctuations in foreign currency exchange rates, interest rates and fuel prices. The criteria used to determine whether a transaction qualifies for hedge accounting treatment includes critical terms match or regression analysis and high effectiveness is achieved when a statistically valid relationship reflects a high degree of offset and correlation between the derivative and the hedged forecasted transaction. As the derivative is marked to fair value, we elected an accounting policy to net the fair value of our derivatives when a master netting arrangement exists with our counterparties.

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

Recently Issued Accounting Guidance

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which aims to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. ASU 2023-07 includes additional disclosures on an interim and annual basis and requires that the disclosures be applied to public entities that have a single reportable segment. These provisions are effective for fiscal years beginning after December 15, 2023 and interim periods after December 15, 2024. ASU will 2023-07 shall be applied retrospectively unless it is impracticable to do so. We will evaluate the impact of ASU 2023-07 on our notes to the consolidated financial statements.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid information as well as certain other amendments to improve the effectiveness of income tax disclosures. The amendments in this update are effective for annual periods beginning after December 15, 2024 and should be applied on a prospective basis. We will evaluate the impact of ASU 2023-09 on our notes to the consolidated financial statements.

3.	Revenue and Expense from Contracts with Customers

Nature of Goods and Services

We offer our guests a multitude of cruise fare options when booking a cruise. Our cruise ticket prices generally include cruise fare and a wide variety of onboard activities and amenities, meals, entertainment and government taxes, fees and port expenses. In some instances, cruise ticket prices include round-trip airfare to and from the port of embarkation, complimentary beverages, unlimited shore excursions, free internet, pre-cruise hotel packages, and on some of the exotic itineraries, pre- or post-land packages. Prices vary depending on the particular cruise itinerary, stateroom category selected and the time of year that the voyage takes place. Passenger ticket revenue also includes full ship charters as well as government taxes, fees and port expenses.

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

Timing of Satisfaction of Performance Obligations and Significant Payment Terms

The payment terms and cancellation policies vary by brand, stateroom category, length of voyage, and country of purchase. A deposit for a future booking is required at or soon after the time of booking. Final payment is generally due between 120 days and 180 days before the voyage. Deposits on advance ticket sales are deferred when received and include amounts that are refundable. Deferred amounts are subsequently recognized as revenue ratably during the voyage sailing days as services are rendered over time on the ship. Deposits are generally cancellable and refundable prior to sailing, but may be subject to penalties, depending on the timing of cancellation. The inception of substantive cancellation penalties generally coincides with dates that final payment is due, and penalties generally increase as the voyage sail date approaches. Cancellation fees are recognized in passenger ticket revenue in the month of the cancellation. Our standard payment and cancellation penalties apply for all sailings after March 31, 2023.

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

Contract Balances

Receivables from customers are included within accounts receivable, net. As of December 31, 2023 and 2022, our receivables from customers were $126.4 million and $94.2 million, respectively, primarily related to in-transit credit card receivables.

Contract liabilities represent the Company’s obligation to transfer goods and services to a customer. A customer deposit held for a future cruise is generally considered a contract liability only when final payment is both due and paid by the customer and is usually recognized in earnings within 180 days of becoming a contract. Other deposits held and included within advance ticket sales or other long-term liabilities are not considered contract liabilities as they are largely cancelable and refundable. Our contract liabilities are included within advance ticket sales. Future cruise credits that have been issued as face value reimbursement for cancelled bookings due to COVID-19 are approximately $78.0 million as of December 31, 2023. The future cruise credits are not contracts, and therefore, guests who elected this option are excluded from our contract liability balance; however, the credit for the original amount paid is included in advance ticket sales.

As of December 31, 2023, our contract liabilities were $2.2 billion. Of the amounts included within contract liabilities as of December 31, 2023, approximately 40% were refundable in accordance with our cancellation policies. Of the deposits included within advance ticket sales, the majority are refundable in accordance with our cancellation policies and it is uncertain to what extent guests may request refunds. As of December 31, 2022, our contract liabilities were $1.7 billion. Approximately $1.7 billion of the December 31, 2022 contract liability balance has been recognized in revenue for the year ended December 31, 2023.

Our cruise voyages were completely suspended from March 2020 until July 2021 due to the COVID-19 pandemic and our resumption of cruise voyages was phased in through May 2022. As a result of increases in our Occupancy following our return to service as well as our cancellation policies returning to our standard terms, there has been an increase in the contract liability balance as of December 31, 2023. The addition of new ships also increases the contract liability balances as the number of sailings available for sale increases with each new ship. In 2023, three new ships were delivered. Additionally, cruises on Norwegian Aqua and Oceania Cruises’ Allura are available for sale.

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

Contract Costs

Management generally expects that incremental commissions and credit card fees paid as a result of obtaining ticket contracts are recoverable; therefore, we recognize these amounts as assets when they are paid prior to the voyage. Costs of air tickets, port taxes and other fees that fulfill future performance obligations are also considered recoverable and are recorded as assets. Costs incurred to obtain customers were $231.9 million and $184.0 million as of December 31, 2023 and 2022, respectively. Costs to fulfill contracts with customers were $135.5 million and $125.9 million as of December 31, 2023 and 2022, respectively. Both costs to obtain and fulfill contracts with customers are recognized within prepaid expenses and other assets. Incremental commissions, credit card fees, air ticket costs, and port taxes and fees are recognized ratably over the voyage sailing dates, concurrent with associated revenue, and are primarily in commissions, transportation and other expense.

For cruise vacations that had been cancelled by us due to COVID-19, approximately $0.3 million and $36.3 million in costs to obtain these contracts, consisting of protected commissions, including those paid to employees, and credit card fees, were recognized in earnings during the year ended December 31, 2022 and 2021, respectively.

4.	Goodwill and Trade Names

Goodwill and trade names are not subject to amortization. As of December 31, 2023 and 2022, the carrying values were $98.1 million for goodwill and $500.5 million for trade names. We evaluate goodwill and trade names for impairment annually or more frequently when an event occurs or circumstances change that indicates the carrying value of a reporting unit may not be recoverable.

The changes in the carrying amount of goodwill are as follows (in thousands):

Total
Goodwill
Accumulated impairment loss	$(1,290,797)
Balance, December 31, 2022	98,134
Impairment loss	—
Balance, December 31, 2023	$98,134

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

The components of lease expense were as follows (in thousands):

	Year Ended	Year Ended	Year Ended
	December 31, 2023	December 31, 2022	December 31, 2021
Operating lease expense	$54,290	$47,558	$17,534
Variable lease expense	25,364	29,886	12,414
Short-term lease expense	36,853	38,476	6,421

Lease balances were as follows (in thousands):

	Balance Sheet location	December 31, 2023	December 31, 2022
Operating leases
Right-of-use assets	Other long-term assets	$753,652	$707,086
Current operating lease liabilities	Accrued expenses and other liabilities	23,226	39,689
Non-current operating lease liabilities	Other long-term liabilities	644,646	588,064

Supplemental cash flow and non-cash information related to leases was as follows (in thousands):

	Year Ended	Year Ended	Year Ended
	December 31, 2023	December 31, 2022	December 31, 2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$122,499	$47,828	$31,385

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	77,954	(76,173)	506,761

The right-of-use assets obtained in exchange for lease obligations for the year ended December 31, 2022 decreased primarily related to a modification of a port facility agreement.

Other supplemental information related to leases was as follows:

	Year Ended	Year Ended	Year Ended
	December 31, 2023	December 31, 2022	December 31, 2021
Weighted average remaining lease term (years) - operating leases	22.68	22.90	24.28
Weighted average discount rate - operating leases	7.92%	7.33%	5.41%

As of December 31, 2023, maturities of lease liabilities were as follows (in thousands):

Operating
leases
2024	$73,103
2025	72,433
2026	75,885
2027	69,936
2028	67,166
Thereafter	1,152,215
Total	1,510,738
Less: Present value discount	(842,866)
Present value of lease liabilities	$667,872

Sales-Type Lease

We have one sales-type lease for constructed land-based transportation equipment and infrastructure. The remaining term of the lease is 19 years. At the end of the lease term, the assets shall be conveyed to the lessee. As of December 31, 2023, the lease receivable is $40.4 million and is recognized within accounts receivable, net and other long-term assets. The maturities of the lease receivable as of December 31, 2023 were as follows (in thousands):

Sales-type
lease
2024	$2,482
2025	2,482
2026	2,482
2027	2,482
2028	2,482
Thereafter	28,032
Total	$40,442

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

Leases That Have Not Yet Commenced

We have one agreement related to our rights to use a port facility which is under construction. The lease term for this agreement has not commenced as of December 31, 2023. Although we may have provided design input or advances related to these assets, we have determined that we do not control the assets during the period of construction. The lease is expected to commence in 2024. This port facility has undiscounted minimum annual guarantees of approximately $141.1 million of passenger fees.

6.	Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) was as follows (in thousands):

	Year Ended December 31, 2023
				Change
	Accumulated	Change		Related to
	Other	Related to		Shipboard
	Comprehensive	Cash Flow		Retirement
	Income (Loss)	Hedges		Plan
Accumulated other comprehensive income (loss) at beginning of period	$(477,079)	$(480,578)		$3,499
Current period other comprehensive loss before reclassifications	(5,441)	(1,773)		(3,668)
Amounts reclassified into earnings	(25,918)	(26,173)	(1)	255	(2)
Accumulated other comprehensive income (loss) at end of period	$(508,438)	$(508,524)	(3)	$86

	Year Ended December 31, 2022
				Change
	Accumulated	Change		Related to
	Other	Related to		Shipboard
	Comprehensive	Cash Flow		Retirement
	Income (Loss)	Hedges		Plan
Accumulated other comprehensive income (loss) at beginning of period	$(285,086)	$(279,696)		$(5,390)
Current period other comprehensive income (loss) before reclassifications	(95,506)	(104,017)		8,511
Amounts reclassified into earnings	(96,487)	(96,865)	(1)	378	(2)
Accumulated other comprehensive income (loss) at end of period	$(477,079)	$(480,578)		$3,499

	Year Ended December 31, 2021
				Change
	Accumulated	Change		Related to
	Other	Related to		Shipboard
	Comprehensive	Cash Flow		Retirement
	Income (Loss)	Hedges		Plan
Accumulated other comprehensive income (loss) at beginning of period	$(240,117)	$(234,334)		$(5,783)
Current period other comprehensive loss before reclassifications	(110,379)	(110,379)		—
Amounts reclassified into earnings	65,410	65,017	(1)	393	(2)
Accumulated other comprehensive income (loss) at end of period	$(285,086)	$(279,696)		$(5,390)
(1)	We refer you to Note 10 – “Fair Value Measurements and Derivatives” in these notes to consolidated financial statements for the affected line items in the consolidated statements of operations.
(2)	Amortization of prior-service cost and actuarial loss reclassified to other income (expense), net.
(3)	Includes $24.7 million of loss expected to be reclassified into earnings in the next 12 months.

7.	Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	December 31,
	2023	2022
Ships	$18,462,250	$15,751,860
Ship improvements	2,899,114	2,718,818
Ships under construction	548,182	871,813
Land and land improvements	58,370	58,370
Other	999,471	880,056
	22,967,387	20,280,917
Less: accumulated depreciation	(6,534,095)	(5,764,551)
Property and equipment, net	$16,433,292	$14,516,366

The increase in ships was primarily due to the additions of Oceania Cruises’ Vista, Norwegian Viva and Regent Seven Seas Grandeur. The Company capitalized approximately $204.2 million of costs associated with ship improvements and $96.0 million associated with other information technology assets during the year ended December 31, 2023. Repairs and maintenance expenses including Dry-dock expenses were $160.8 million, $223.5 million and $199.7 million for the years ended December 31, 2023, 2022 and 2021, respectively, and were recorded within other cruise operating expense.

Ships under construction include progress payments to the shipyard, planning and design fees and other associated costs. Capitalized interest costs which were primarily associated with the construction or revitalization of ships amounted to $56.4 million, $58.4 million and $43.6 million for the years ended December 31, 2023, 2022 and 2021, respectively.

8.	Long-Term Debt

Long-term debt consisted of the following:

	Interest Rate			Balance
	December 31,		Maturities	December 31,
	2023	2022	Through	2023	2022

				(in thousands)

Revolving Loan Facility	—	6.45%	2026	$—	$875,000
Term Loan A Facility	—	6.80%	2025	—	1,447,851
$862.5 million 6.000% exchangeable notes	6.00%	6.00%	2024	146,044	144,608
$450.0 million 5.375% exchangeable notes	5.38%	5.38%	2025	446,027	443,688
$1,150.0 million 1.125% exchangeable notes	1.13%	1.13%	2027	1,132,079	1,126,543
$473.2 million 2.50% exchangeable notes	2.50%	2.50%	2027	465,339	462,991
$1,000.0 million 5.875% senior secured notes	5.88%	5.88%	2027	990,560	987,522
$600.0 million 7.75% senior unsecured notes	7.75%	7.75%	2029	593,521	592,266
$790.0 million 8.125% senior secured notes	8.13%	—	2029	779,241	—
$250.0 million 9.75% senior secured notes	9.75%	—	2028	239,695	—
$600.0 million 8.375% senior secured notes	8.38%	—	2028	590,796	—
$525.0 million 6.125% senior unsecured notes	6.13%	6.13%	2028	520,402	519,314
$1,425.0 million 5.875% senior unsecured notes	5.88%	5.88%	2026	1,416,779	1,413,053
$565.0 million 3.625% senior unsecured notes	3.63%	3.63%	2024	563,788	562,517
€529.8 million Breakaway one loan (1)	6.73%	5.53%	2026	140,721	224,808
€529.8 million Breakaway two loan (1)	5.18%	4.25%	2027	216,317	302,280
€590.5 million Breakaway three loan (1)	3.86%	3.75%	2027	303,184	393,341
€729.9 million Breakaway four loan (1)	3.66%	3.62%	2029	437,721	537,542
€710.8 million Seahawk 1 term loan (1)	4.35%	4.25%	2030	501,416	600,504
€748.7 million Seahawk 2 term loan (1)	4.27%	4.24%	2031	650,189	757,265
Leonardo newbuild one loan	2.68%	2.68%	2034	960,901	1,043,850
Leonardo newbuild two loan	2.77%	2.77%	2035	1,022,829	259,315
Leonardo newbuild three loan	1.89%	1.22%	2037	199,689	40,765
Leonardo newbuild four loan	1.31%	1.31%	2038	42,037	40,765
Explorer newbuild loan	4.37%	4.44%	2028	166,239	210,634
Splendor newbuild loan	3.62%	3.36%	2032	333,143	383,085
Grandeur newbuild loan	3.70%	—	2035	501,987	—
Marina newbuild loan	7.06%	4.41%	2027	56,283	101,194
Riviera newbuild loan	6.84%	5.78%	2026	67,683	135,290
Vista newbuild loan	3.64%	—	2035	560,943	—
Finance lease and license obligations	Various	Various	2028	13,372	15,539
Total debt				14,058,925	13,621,530
Less: current portion of long-term debt				(1,744,778)	(991,128)
Total long-term debt				$12,314,147	$12,630,402
(1)	Currently U.S. dollar-denominated.

In February 2023, NCLC issued $600.0 million aggregate principal amount of 8.375% senior secured notes due February 1, 2028 (the “2028 Senior Secured Notes”). The 2028 Senior Secured Notes and related guarantees are secured by first-priority interests in, among other things and subject to certain agreed security principles, fourteen of our vessels that also secure the Sixth ARCA and the 2029 Senior Secured Notes (as defined below). The 2028 Senior Secured Notes are guaranteed by our subsidiaries that own the vessels that secure the 2028 Senior Secured Notes. NCLC may redeem the 2028 Senior Secured Notes at its option, in whole or in part, at any time and from time to time prior to February 1, 2025, at a “make-whole” redemption price, plus accrued and unpaid interest and additional amounts, if any, to, but excluding, the redemption date. NCLC may redeem the 2028 Senior Secured Notes at its option, in whole or in part, at any time and from time to time on or after February 1, 2025, at the redemption prices set forth in the indenture governing the 2028

Senior Secured Notes plus accrued and unpaid interest and additional amounts, if any, to, but excluding, the redemption date. At any time and from time to time prior to February 1, 2025, NCLC may choose to redeem up to 40% of the aggregate principal amount of the 2028 Senior Secured Notes with the net proceeds of certain equity offerings, subject to certain restrictions, at a redemption price equal to 108.375% of the principal amount of the 2028 Senior Secured Notes redeemed plus accrued and unpaid interest to, but excluding, the redemption date, so long as at least 60% of the aggregate principal amount of the 2028 Senior Secured Notes issued remains outstanding following such redemption. The 2028 Senior Secured Notes pay interest at 8.375% per annum, semiannually on February 1 and August 1 of each year, to holders of record at the close of business on the immediately preceding January 15 and July 15, respectively.

The net proceeds from the 2028 Senior Secured Notes were used to repay the loans outstanding under our Term Loan A Facility that otherwise would have become due in January 2024, including to pay any accrued and unpaid interest thereon, as well as related premiums, fees and expenses.

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

In July 2022, NCLC entered into a $1 billion amended and restated commitment letter (the “commitment letter”) with the purchasers named therein (collectively, the “Commitment Parties”), which superseded a $1 billion commitment letter previously executed in November 2021. The commitment letter, among other things, extended the commitments thereunder through March 31, 2023. In February 2023, NCLC and the Commitment Parties amended and restated the commitment letter (the “current commitment letter”) to extend $650 million of commitments thereunder through February 2024, with an option for NCLC to further extend such commitments through February 2025 at its election. In February 2024, we extended the $650 million undrawn commitment from February 2024 to March 2024 while maintaining our option to further extend the commitment. Pursuant to the current commitment letter, the Commitment Parties have agreed to purchase from NCLC an aggregate principal amount of up to $650 million of senior secured notes at NCLC’s option. NCLC has the option to make up to two draws, consisting of (i) $250 million of senior secured notes due 2028 that, if issued, will accrue interest at a rate of 11.00% per annum subject to a 1.00% increase or decrease based on certain market conditions at the time drawn (the “Class B Notes”) and (ii) $400 million aggregate principal amount of 8.00% senior secured notes due five years after the issue date (the “Backstop Notes”). The Class B Notes and the Backstop Notes are subject to a quarterly commitment fee of 0.75% for so long as the commitments with respect to Class B Notes or the Backstop Notes, as applicable, are outstanding, which fee will be increased to 1.00% if NCLC extends the commitments through February 2025 at its election. If drawn, the Class B Notes will be subject to an issue fee of 2.00%, and the Backstop Notes will be subject to a quarterly duration fee of 1.50%, as well as an issue fee of 3.00%.

In February 2023, in connection with the execution of the current commitment letter, NCLC issued $250 million aggregate principal amount of 9.75% senior secured notes due 2028 (the “Class A Notes” and, collectively with the Class B Notes and the Backstop Notes, the “Notes”), subject to an issue fee of 2.00%. NCLC used the net proceeds from the Class A Notes for general corporate purposes. NCLC may redeem the Class A Notes at its option, in whole or in part, at any time and from time to time prior to February 22, 2025, at a “make-whole” redemption price, plus accrued and unpaid interest and additional amounts, if any, to, but excluding, the redemption date. NCLC may redeem the Class A Notes at its option, in whole or in part, at any time and from time to time on or after February 22, 2025, at the redemption prices set forth in the indenture governing the Class A Notes, plus accrued and unpaid interest and additional amounts, if any, to, but excluding, the redemption date. The Class A Notes pay interest at 9.75% per annum, quarterly on February 15, May 15, August 15 and November 15 of each year, to holders of record at the close of business on the immediately preceding February 1, May 1, August 1 and November 1, respectively.

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

In February 2023, NCLC entered into a Backstop Agreement with Morgan Stanley & Co. LLC (“MS”), pursuant to which MS agreed to provide backstop committed financing to refinance and/or repay in whole or in part amounts then outstanding under the Senior Secured Credit Facility. Pursuant to the Backstop Agreement, we could, at our sole option, issue and sell to MS (subject to the satisfaction of certain conditions) five-year senior unsecured notes up to an aggregate principal amount sufficient to generate gross proceeds of $300 million at any time between October 4, 2023 and January 2, 2024. As a result of the refinancing of the Senior Secured Credit Facility in October 2023 (discussed below), the backstop committed financing was no longer applicable.

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

In October 2023, NCLC issued $790.0 million aggregate principal amount of 8.125% senior secured notes due January 15, 2029 (the “2029 Senior Secured Notes”). The 2029 Senior Secured Notes and related guarantees are secured by first-priority interests in, among other things and subject to certain agreed security principles, fourteen of our vessels that also secure the Sixth ARCA and the 2028 Senior Secured Notes. The 2029 Senior Secured Notes are guaranteed by our subsidiaries that own the vessels that secure the 2029 Senior Secured Notes. NCLC may redeem the 2029 Senior Secured Notes at its option, in whole or in part, at any time and from time to time prior to January 15, 2026, at a “make-whole” redemption price, plus accrued and unpaid interest and additional amounts, if any, to, but excluding, the redemption date. NCLC may redeem the 2029 Senior Secured Notes at its option, in whole or in part, at any time and from time to time on or after January 15, 2026, at the redemption prices set forth in the indenture governing the 2029 Senior Secured Notes plus accrued and unpaid interest and additional amounts, if any, to, but excluding, the redemption date. At any time and from time to time prior to January 15, 2026, NCLC may choose to redeem up to 40% of the aggregate principal amount of the 2029 Senior Secured Notes with the net proceeds of certain equity offerings, subject to certain restrictions, at a redemption price equal to 108.125% of the principal amount of the 2029 Senior Secured Notes redeemed plus accrued and unpaid interest to, but excluding, the redemption date, so long as at least 60% of the aggregate principal amount of the 2029 Senior Secured Notes issued remains outstanding following such redemption. The 2029 Senior Secured Notes pay interest at 8.125% per annum, semiannually on January 15 and July 15 of each year, commencing on July 15, 2024, to holders of record at the close of business on the immediately preceding January 1 and July 1, respectively.

The net proceeds from the 2029 Senior Secured Notes, together with cash on hand, were used to repay the Term Loan A Facility, including to pay any accrued and unpaid interest thereon, as well as related premiums, fees and expenses.

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

In October 2023, NCLC entered into the Sixth ARCA, an amendment and restatement of the Senior Secured Credit Facility. The Sixth ARCA, among other things, increased the aggregate amount of commitments under the Revolving Loan Facility from $875 million to $1.2 billion. The Sixth ARCA and related guarantees are secured by first-priority interests in, among other things and subject to certain agreed security principles, fourteen of our vessels that also secure the 2028 Senior Secured Notes and the 2029 Senior Secured Notes. The commitments and any loans under the Revolving Loan Facility mature on October 18, 2026, provided that (a) if, on September 16, 2024, NCLC’s 3.625% senior notes due December 2024 have not been repaid or refinanced with indebtedness maturing after January 16, 2027 and a liquidity test of $800 million is not satisfied on that date, the maturity date will be September 16, 2024, (b) if, on May 2, 2025, NCLC’s 2025 Exchangeable Notes have not been repaid or refinanced with indebtedness maturing after January 16, 2027 and a liquidity test of $800 million is not satisfied on that date, the maturity date will be May 2, 2025, and (c) if, on December 15, 2025, more than $300 million of NCLC’s 5.875% senior notes due March 2026 remain outstanding and the remainder has not been repaid or refinanced with indebtedness maturing after January 16, 2027, the maturity date will be December 15, 2025. Loans under the Revolving Loan Facility will accrue interest (x) in the case of alternate base rate loans, at a per annum rate based on an alternate base rate plus a margin of between 0.00% and 1.25% and (y) in the case of term benchmark loans, at a per annum rate based on the adjusted term Secured Overnight Financing Rate plus a margin of between 1.00% and 2.25%. The commitments under the Revolving Loan Facility will accrue an unused commitment fee on the amount of available unused commitments at a rate of between 0.15% and 0.30%. The applicable margin and unused commitment fee will depend on the total leverage ratio as of the applicable date.

The Sixth ARCA also (a) increased the basket for Permitted Additional Debt (as defined in the Sixth ARCA) and increased the amount of such additional debt that may be secured on assets that are not collateral and (b) extended certain financial covenants through the amended maturity date. As described above, the net proceeds from the 2029 Senior Secured Notes, together with cash on hand, were used to repay all of the Term Loan A Facility, including to pay any accrued and unpaid interest thereon, as well as related premiums, fees and expenses. No term loans are outstanding under the Sixth ARCA.

In November 2023, we took delivery of Regent’s Seven Seas Grandeur. We had export credit financing in place for 80% of the contract price. The associated $543.8 million term loan bears interest at a fixed rate of 3.7% with a maturity date of November 14, 2035. Principal and interest payments are payable semiannually.

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

As of December 31, 2023, NCLC had outstanding $146.6 million aggregate principal amount of 6.00% exchangeable senior notes due May 15, 2024 (the “2024 Exchangeable Notes”). The 2024 Exchangeable Notes are guaranteed by NCLH on a senior basis. Holders may exchange their 2024 Exchangeable Notes at their option into redeemable preference shares of NCLC. Upon exchange, the preference shares will be immediately and automatically exchanged, for each $1,000 principal amount of exchanged 2024 Exchangeable Notes, into a number of NCLH’s ordinary shares based on the exchange rate. The exchange rate will initially be 72.7273 ordinary shares per $1,000 principal amount of 2024 Exchangeable Notes (equivalent to an initial exchange price of approximately $13.75 per ordinary share). The maximum exchange rate is 89.4454 and reflects potential adjustments to the initial exchange rate, which would only be made in the event of certain make-whole fundamental changes or tax redemption events. The exchange rate referred to above is also subject to adjustment for any stock split, stock dividend or similar transaction. The 2024 Exchangeable Notes pay interest at 6.00% per annum, semiannually on May 15 and November 15 of each year, to holders of record at the close of business on the immediately preceding May 1 and November 1, respectively.

As of December 31, 2023, NCLC had outstanding $450.0 million aggregate principal amount of 5.375% exchangeable senior notes due August 1, 2025 (the “2025 Exchangeable Notes”). The 2025 Exchangeable Notes are guaranteed by NCLH on a senior basis. Holders may exchange their 2025 Exchangeable Notes at their option into redeemable preference shares of NCLC. Upon exchange, the preference shares will be immediately and automatically exchanged, for each $1,000 principal amount of exchanged 2025 Exchangeable Notes, into a number of NCLH’s ordinary shares based on the exchange rate. The exchange rate will initially be 53.3333 ordinary shares per $1,000 principal amount of 2025 Exchangeable Notes (equivalent to an initial exchange price of approximately $18.75 per ordinary share). The maximum exchange rate is 66.6666 and reflects potential adjustments to the initial exchange rate, which would only be made in the event of certain make-whole fundamental changes or tax redemption events. The exchange rate referred to above is also subject to adjustment for any stock split, stock dividend or similar transaction. The 2025 Exchangeable Notes pay interest at 5.375% per annum, semiannually on February 1 and August 1 of each year, to holders of record at the close of business on the immediately preceding January 15 and July 15, respectively.

As of December 31, 2023, NCLC had outstanding $1,150.0 million aggregate principal amount of 1.125% exchangeable senior notes due February 15, 2027 (the “2027 1.125% Exchangeable Notes”). The 2027 1.125% Exchangeable Notes are guaranteed by NCLH on a senior basis. Holders may exchange their 2027 1.125% Exchangeable Notes for, at the election of NCLC, cash, ordinary shares of NCLH or a combination of cash and ordinary shares of NCLH, at any time prior to the close of business on the business day immediately preceding August 15, 2026, subject to the satisfaction of certain conditions and during certain periods, and on or after August 15, 2026 until the close of business on the business day immediately preceding the maturity date, regardless of whether such conditions have been met. Upon exchange, the preference shares will be immediately and automatically exchanged, for each $1,000 principal amount of exchanged 2027 1.125% Exchangeable Notes, into a number of NCLH’s ordinary shares based on the exchange rate. The initial exchange rate is 29.6850 ordinary shares per $1,000 principal amount of 2027 1.125% Exchangeable Notes (equivalent to an initial exchange price of approximately $33.69 per ordinary share). The maximum exchange rate is 42.3012 and reflects potential adjustments to the initial exchange rate, which would only be made in the event of certain make-whole fundamental changes or tax redemption events. The exchange rate referred to above is also subject to adjustment for any stock split, stock dividend or similar transaction. The 2027 1.125% Exchangeable Notes pay interest at 1.125% per annum, semiannually on February 15 and August 15 of each year, to holders of record at the close of business on the immediately preceding February 1 and August 1, respectively.

As of December 31, 2023, NCLC had outstanding $473.2 million in aggregate principal amount of 2.5% exchangeable senior notes due February 15, 2027 (the “2027 2.5% Exchangeable Notes”). The 2027 2.5% Exchangeable Notes are guaranteed by NCLH on a senior basis. At their option, holders may exchange their 2027 2.5% Exchangeable Notes for, at the election of NCLC, cash, ordinary shares of NCLH or a combination of cash and ordinary shares of NCLH, at any time prior to the close of business on the business day immediately preceding August 15, 2026, subject to the satisfaction of certain conditions and during certain periods, and on or after August 15, 2026 until the close of business on the business day immediately preceding the maturity date, regardless of whether such conditions have been met. If NCLC elects to satisfy its exchange obligation solely in ordinary shares or in a combination of ordinary shares and cash, upon exchange, the 2027 2.5% Exchangeable Notes will convert into redeemable preference shares of NCLC, which will be immediately and automatically exchanged, for each $1,000 principal amount of exchanged 2027 2.5% Exchangeable Notes, into a number of NCLH’s ordinary shares based on the exchange rate. The exchange rate initially will be 28.9765 ordinary shares per $1,000 principal amount of 2027 2.5% Exchangeable Notes (equivalent to an initial exchange price of approximately $34.51 per ordinary share). The maximum exchange rate is 44.1891 and reflects potential adjustments to the initial exchange rate, which would only be made in the event of certain make-whole fundamental changes or tax redemption events. The exchange rate referred to above is also subject to adjustment for any stock split, stock dividend or similar transaction. The 2027 2.5% Exchangeable Notes pay interest at 2.5% per annum, semiannually on February 15 and August 15 of each year, to holders of record at the close of business on the immediately preceding February 1 and August 1, respectively.

The following is a summary of NCLC’s exchangeable notes as of December 31, 2023 (in thousands):

		Unamortized
	Principal	Deferred	Net Carrying	Fair Value
	Amount	Financing Fees	Amount	Amount	Leveling
2024 Exchangeable Notes (1)	$146,601	$(557)	$146,044	$217,790	Level 2
2025 Exchangeable Notes	449,990	(3,963)	446,027	572,567	Level 2
2027 1.125% Exchangeable Notes	1,150,000	(17,921)	1,132,079	1,068,431	Level 2
2027 2.5% Exchangeable Notes	473,175	(7,836)	465,339	453,784	Level 2
(1)	Classified within current portion of long-term debt as of December 31, 2023. We expect that the holders of the 2024 Exchangeable Notes will exchange their 2024 Exchangeable Notes for shares.

The following is a summary of NCLC’s exchangeable notes as of December 31, 2022 (in thousands):

		Unamortized
	Principal	Deferred	Net Carrying	Fair Value
	Amount	Financing Fees	Amount	Amount	Leveling
2024 Exchangeable Notes	$146,601	$(1,993)	$144,608	$161,840	Level 2
2025 Exchangeable Notes	450,000	(6,312)	443,688	433,580	Level 2
2027 1.125% Exchangeable Notes	1,150,000	(23,457)	1,126,543	763,830	Level 2
2027 2.5% Exchangeable Notes	473,175	(10,184)	462,991	331,743	Level 2

The following provides a summary of the interest expense recognized related to the exchangeable notes (in thousands):

	Year Ended	Year Ended
	December 31, 2023	December 31, 2022
Coupon interest	57,750	55,759
Amortization of deferred financing fees	11,669	11,143
Total	$69,419	$66,902

The effective interest rate is 7.04%, 5.97%, 1.64% and 3.06% for the 2024 Exchangeable Notes, 2025 Exchangeable Notes, 2027 1.125% Exchangeable Notes and 2027 2.5% Exchangeable Notes, respectively.

Interest Expense

Interest expense, net for the year ended December 31, 2023 was $727.5 million which included $73.5 million of amortization of deferred financing fees and an approximately $8.8 million loss on extinguishment and modification of debt. Interest expense, net for the year ended December 31, 2022 was $801.5 million which included $59.3 million of amortization of deferred financing fees and a $193.4 million loss on extinguishment of debt. Interest expense, net for the year ended December 31, 2021 was $2.1 billion which included $54.4 million of amortization of deferred financing fees and a $1.4 billion loss on extinguishment and modification of debt.

Debt Repayments

The following are scheduled principal repayments on our long-term debt including exchangeable notes which can be settled in shares and finance lease obligations as of December 31, 2023 for each of the next five years (in thousands):

Year	Amount
2024	$1,744,778
2025	1,321,318
2026	2,231,259
2027	3,283,980
2028	1,940,397
Thereafter	3,907,320
Total	$14,429,052

We had an accrued interest liability of $195.2 million and $151.8 million as of December 31, 2023 and 2022, respectively.

Debt Covenants

As of December 31, 2023, we were in compliance with all of our debt covenants. If we do not continue to remain in compliance with our covenants, we would have to seek additional amendments to or waivers of our covenants. However, no assurances can be made that such amendments or waivers would be approved by our lenders. Generally, if an event of default under any debt agreement occurs, then pursuant to cross default and/or cross acceleration clauses, substantially all of our outstanding debt and derivative contract payables could become due, and all debt and derivative contracts could be terminated, which would have a material adverse impact on our operations and liquidity.

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

As of December 31, 2023, we had fuel swaps, which are used to mitigate the financial impact of volatility of fuel prices pertaining to approximately 756 thousand metric tons of our projected fuel purchases, maturing through December 31, 2025.

As of December 31, 2023, we had fuel swaps pertaining to approximately 26 thousand metric tons of our projected fuel purchases which were not designated as cash flow hedges maturing through December 31, 2024.

The derivatives measured at fair value and the respective location in the consolidated balance sheets includes the following (in thousands):

		Assets		Liabilities
		December 31,	December 31,	December 31,	December 31,
	Balance Sheet Location	2023	2022	2023	2022
Derivative Contracts Designated as Hedging Instruments

Fuel contracts
	Prepaid expenses and other assets	$—	$53,224	$—	$7,137
	Other long-term assets	—	3,869	—	655
	Accrued expenses and other liabilities	4,309	—	11,247	—
	Other long-term liabilities	137	—	8,932	—
Foreign currency contracts
	Prepaid expenses and other assets	—	3,617	—	—
	Accrued expenses and other liabilities	—	4,386	—	177,746
Total derivatives designated as hedging instruments		$4,446	$65,096	$20,179	$185,538

Derivative Contracts Not Designated as Hedging Instruments

Fuel contracts	Prepaid expenses and other assets	$—	$84	$—	$348
	Other long-term assets	—	—	—	191
	Accrued expenses and other liabilities	141	—	1,031	—
	Other long-term liabilities	—	—	280	—

Total derivatives not designated as hedging instruments		$141	$84	$1,311	$539
Total derivatives		$4,587	$65,180	$21,490	$186,077

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

The gross and net amounts recognized within assets and liabilities include the following (in thousands):

		Gross		Gross
	Gross	Amounts	Total Net	Amounts
December 31, 2023	Amounts	Offset	Amounts	Not Offset	Net Amounts
Liabilities	21,490	(4,587)	16,903	—	16,903

		Gross		Gross
	Gross	Amounts	Total Net	Amounts
December 31, 2022	Amounts	Offset	Amounts	Not Offset	Net Amounts
Assets	$60,794	$(8,331)	$52,463	$(3,617)	$48,846
Liabilities	177,746	(4,386)	173,360	(146,381)	26,979

The effects of cash flow hedge accounting on accumulated other comprehensive income (loss) include the following (in thousands):

				Location of Gain
				(Loss) Reclassified
				from Accumulated	Amount of Gain (Loss) Reclassified
	Amount of Gain (Loss)			Other Comprehensive	from Accumulated Other
	Recognized in Other			Income (Loss) into	Comprehensive
Derivatives	Comprehensive Income			Income	Income (Loss) into Income
	Year Ended December 31,				Year Ended December 31,
	2023	2022	2021		2023	2022	2021
Fuel contracts	$(15,144)	$106,994	$74,434	Fuel	$39,138	$104,250	$(41,080)
Fuel contracts	—	—	—	Other income (expense), net	(146)	(293)	(12,002)
Foreign currency contracts	13,371	(211,011)	(185,067)	Depreciation and amortization	(12,819)	(7,052)	(5,067)
Interest rate contracts	—	—	254	Interest expense, net	—	(40)	(6,868)
Total gain (loss) recognized in other comprehensive income	$(1,773)	$(104,017)	$(110,379)		$26,173	$96,865	$(65,017)

The effects of cash flow hedge accounting on the consolidated statements of operations include the following (in thousands):

	Year Ended December 31, 2023
		Depreciation
		and	Interest	Other Income
	Fuel	Amortization	Expense, net	(Expense), net
Total amounts of income and expense line items presented in the consolidated statements of operations in which the effects of cash flow hedges are recorded	$716,833	$808,568	$727,531	$(40,204)

Amount of gain (loss) reclassified from accumulated other comprehensive income (loss) into income
Fuel contracts	39,138	—	—	—
Foreign currency contracts	—	(12,819)	—	—
Interest rate contracts	—	—	—	—

Amount of loss reclassified from accumulated other comprehensive income (loss) into income as a result that a forecasted transaction is no longer probable of occurring
Fuel contracts	—	—	—	(146)

The effects of cash flow hedge accounting on the consolidated statements of operations include the following (in thousands):

	Year Ended December 31, 2022
		Depreciation
		and	Interest	Other Income
	Fuel	Amortization	Expense, net	(Expense), net
Total amounts of income and expense line items presented in the consolidated statements of operations in which the effects of cash flow hedges are recorded	$686,825	$749,326	$801,512	$76,566

Amount of gain (loss) reclassified from accumulated other comprehensive income (loss) into income
Fuel contracts	104,250	—	—	—
Foreign currency contracts	—	(7,052)	—	—
Interest rate contracts	—	—	(40)	—

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
Fuel contracts	—	—	—	(12,002)

The effects of derivatives not designated as hedging instruments on the consolidated statements of operations include the following (in thousands):

		Amount of Gain (Loss) Recognized in Income
		Year Ended December 31,
	Location of Gain (Loss)	2023	2022	2021
Derivatives not designated as hedging instruments
Fuel contracts	Other income (expense), net	$(1,663)	$33,850	$65,507
Foreign exchange contracts	Other income (expense), net	(1,554)	(15,055)	(77)

Long-Term Debt

As of December 31, 2023 and 2022, the fair value of our long-term debt, including the current portion, was $13.5 billion and $11.9 billion, respectively, which was $0.9 billion and $2.0 billion lower, respectively, than the carrying values, excluding deferred financing costs. The difference between the fair value and carrying value of our long-term debt is due to our fixed and variable rate debt obligations carrying interest rates that are above or below market rates at the measurement dates. The fair value of our long-term revolving and term loan facilities was calculated based on estimated rates for the same or similar instruments with similar terms and remaining maturities. The fair value of our exchangeable notes considers observable risk-free rates; credit spreads of the same or similar instruments; and share prices, tenors, and historical and implied volatilities which are sourced from observable market data. The inputs are considered to be Level 2 in the fair value hierarchy. Market risk associated with our long-term variable rate debt is the potential increase in interest expense from an increase in interest rates or from an increase in share values.

Non-Recurring Measurements of Non-Financial Assets

Goodwill and other indefinite-lived assets, principally trade names, are reviewed for impairment on an annual basis or earlier if there is an event or change in circumstances that would indicate that the carrying value of these assets may not be fully recoverable.

We believe our estimates and judgments with respect to our long-lived assets, principally ships, and goodwill and other indefinite-lived intangible assets are reasonable. Nonetheless, if there was a material change in assumptions used in the determination of such fair values or if there is a material change in the conditions or circumstances that influence such assets, we could be required to record an impairment charge. We estimate fair value based on the best information available utilizing estimates, judgments and projections as necessary. As of October 1, 2023, our annual review supports the carrying value of these assets.

Other

The carrying amounts reported in the consolidated balance sheets of all other financial assets and liabilities approximate fair value.

11.	Employee Benefits and Share-Based Compensation

Amended and Restated 2013 Performance Incentive Plan

In January 2013, NCLH adopted the 2013 Performance Incentive Plan, which provided for the issuance of up to 15,035,106 of NCLH’s ordinary shares pursuant to awards granted under the plan, with no more than 5,000,000 shares being granted to one individual in any calendar year. In May 2016, May 2021 and June 2022, the plan was amended and restated (the “Restated 2013 Plan”) pursuant to approval from the Board of Directors and NCLH’s shareholders. Among other things, under the Restated 2013 Plan, the number of NCLH’s ordinary shares that may be delivered pursuant to all awards granted under the plan was increased to a new maximum aggregate limit of 39,375,106 shares. In June 2023, NCLH’s shareholders approved a further amendment and restatement of the Restated 2013 Plan to increase the number of NCLH ordinary shares that may be delivered by 2,633,900, resulting in an increase in the maximum aggregate limit to 42,009,006 shares. Additionally, the expiration date of the Restated 2013 Plan was extended to February 20, 2033. Share options under the plan are granted with an exercise price equal to the closing market price of NCLH shares at the date of grant. The vesting period for time-based options is typically set at three or four years with a contractual life of 10 years. The vesting period for time-based and performance-based restricted share units is generally three years. Forfeited awards will be available for subsequent awards under the Restated 2013 Plan.

Share Option Awards

There were no share option awards granted for the years ended December 31, 2023, 2022 and 2021. The following table sets forth a summary of option activity under NCLH’s Restated 2013 Plan for the period presented:

							Weighted-
	Number of Share Option Awards			Weighted-Average Exercise Price			Average	Aggregate
	Time-	Performance-	Market-	Time-	Performance-	Market-	Contractual	Intrinsic
	Based	Based	Based	Based	Based	Based	Term	Value
	Awards	Awards	Awards	Awards	Awards	Awards	(years)	(in thousands)
Outstanding as of January 1, 2023	4,198,595	114,583	208,333	$51.92	$59.43	$59.43	2.29	$—
Forfeited and cancelled	(673,739)	—	(208,333)	46.40	—	59.43
Outstanding as of December 31, 2023	3,524,856	114,583	—	$52.98	$59.43	$—	1.26	$—
Vested and expected to vest as of December 31, 2023	3,524,856	114,583	—	$52.98	$59.43	$—	1.26	$—
Exercisable as of December 31, 2023	3,524,856	114,583	—	$52.98	$59.43	$—	1.26	$—

There were no share options exercised or cash received by the Company from exercises during 2023, 2022 or 2021. As of December 31, 2023, there was no unrecognized compensation cost, related to options granted under our share-based incentive plans.

Restricted Share Unit (“RSU”) Awards

In March 2023, NCLH granted 5.8 million time-based RSU awards to our employees, which primarily vest in substantially equal installments over three years. Also, in March 2023, NCLH granted 0.8 million performance-based RSU awards to certain members of our management team, which vest upon the achievement of certain pre-established performance targets established through 2025 and the satisfaction of an additional time-based vesting requirement that generally requires continued employment through March 1, 2026.

The fair value of the time-based and performance-based RSUs is equal to the closing market price of NCLH shares at the date of grant. The performance-based RSUs awarded to certain members of our management team are subject to performance conditions such that the number of shares that ultimately vest depends on the Adjusted EPS and booked position achieved by the Company during the performance period compared to targets established at the award date or other non-financial targets. Although the terms of the performance-based RSU awards provide the compensation committee with the discretion to make certain adjustments to the performance calculation, a mutual understanding of the key terms and conditions of these awards has been ascertained. The Company remeasures the probability and the cumulative share-based compensation expense of the awards each reporting period until vesting or forfeiture occurs.

The following table sets forth a summary of RSU activity for the period presented:

	Number of	Weighted-	Number of		Weighted-	Number of	Weighted-
	Time-Based	Average Grant	Performance-		Average Grant	Market-	Average Grant
	Awards	Date Fair Value	Based Awards		Date Fair Value	Based Awards	Date Fair Value
Non-vested as of January 1, 2023	6,980,707	$22.83	2,749,939		$26.30	50,000	$59.43
Granted	6,054,339	15.19	1,155,674	(1)	16.35	—	—
Vested	(3,352,095)	24.66	(1,564,474)		25.53	—	—
Forfeited or expired	(599,831)	17.76	(201,005)		48.48	(50,000)	59.43
Non-vested as of December 31, 2023	9,083,120	$17.39	2,140,134		$19.41	—	$—
Non-vested and expected to vest as of December 31, 2023	9,083,120	$17.39	1,562,297		$20.54	—	$—
(1)	Number of performance-based RSU awards included assumes maximum achievement of performance targets.

As of December 31, 2023, there were total unrecognized compensation costs related to non-vested time-based, non-vested performance-based and market-based RSUs of $89.3 million, $12.1 million and $0, respectively. The costs are expected to be recognized over a weighted-average period of 1.8 years, 1.6 years and 0 years, respectively, for the time-based, performance-based and market-based RSUs. Taxes paid pursuant to net share settlements in 2023, 2022 and 2021 were $26.9 million, $21.0 million and $16.7 million, respectively.

The compensation expense recognized for share-based compensation for the periods presented include the following (in thousands):

	Year Ended December 31,
Classification of expense	2023	2022	2021
Payroll and related (1)	$18,564	$21,043	$22,622
Marketing, general and administrative (2)	100,376	92,520	101,455
Total share-based compensation expense	$118,940	$113,563	$124,077
(1)	Amounts relate to equity granted to certain of our shipboard officers.
(2)	Amounts relate to equity granted to certain of our corporate employees.

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

We maintain a 401(k) Plan for our shoreside employees, including our executive officers. Participants may contribute up to 100% of eligible compensation each pay period, subject to certain limitations. In 2022 and 2021, we made matching contributions equal to 100% of the first 3% and 50% of amounts greater than 3% to and including 10% of each participant’s contributions subject to certain limitations. In addition, we may make discretionary supplemental contributions to the 401(k) Plan, which shall be allocated pro rata to each eligible participant based on the compensation of the participant relative to the total compensation of all participants. Our matching contributions are vested according to a five-year schedule. In 2023, we temporarily paused our matching contributions under the 401(k) Plan, which we have reinstated for 2024. The 401(k) Plan is subject to the provisions of ERISA and is intended to be qualified under section 401(a) of the U.S. Internal Revenue Code (the “Code”). We recorded total expenses related to the above 401(k) Plan of $0.6 million, $11.6 million and $8.7 million for the years ended December 31, 2023, 2022 and 2021, respectively.

Effective January 2009, we implemented the Shipboard Retirement Plan which computes benefits based on years of service, subject to eligibility requirements. The Shipboard Retirement Plan is unfunded with no plan assets. The current portion of the projected benefit obligation of $1.5 million and $1.4 million was included in accrued expenses and other liabilities as of December 31, 2023 and 2022, respectively, and $32.9 million and $27.3 million was included in other long-term liabilities in our consolidated balance sheets as of December 31, 2023 and 2022, respectively.

The amounts related to the Shipboard Retirement Plan were as follows (in thousands):

	As of or for the Year Ended December 31,
	2023	2022	2021
Pension expense:
Service cost	$2,312	$2,797	$2,902
Interest cost	1,472	873	717
Amortization of prior service cost	378	378	378
Amortization of actuarial loss	(123)	—	15
Total pension expense	$4,039	$4,048	$4,012
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$28,765	$34,688	$31,619
Service cost	2,312	2,797	2,902
Interest cost	1,472	873	717
Actuarial (gain) loss	3,668	(8,511)	—
Direct benefit payments	(1,813)	(1,082)	(550)
Projected benefit obligation at end of year	$34,404	$28,765	$34,688
Amounts recognized in the consolidated balance sheets:
Projected benefit obligation	$34,404	$28,765	$34,688

	For the Year Ended December 31,
	2023	2022	2021
Amounts recognized in accumulated other comprehensive income (loss):
Prior service cost	$(2,269)	$(2,647)	$(3,025)
Accumulated actuarial gain (loss)	1,289	5,080	(3,431)
Accumulated other comprehensive income (loss)	$(980)	$2,433	$(6,456)

The discount rates used in the net periodic benefit cost calculation for the years ended December 31, 2023, 2022 and 2021 were 5.3%, 2.8% and 2.3%, respectively, and the actuarial loss is amortized over 18 years. The discount rate is used to measure and recognize obligations, including adjustments to other comprehensive income (loss), and to determine expense during the periods. It is determined by using bond indices which reflect yields on a broad maturity and industry universe of high-quality corporate bonds.

The pension benefits expected to be paid in each of the next five years and in aggregate for the five years thereafter are as follows (in thousands):

Year	Amount
2024	$1,467
2025	1,564
2026	1,786
2027	2,129
2028	2,479
Next five years	18,126

12.	Income Taxes

We are incorporated in Bermuda. Under prior Bermuda law, we were not subject to tax on income and capital gains. Previously, we received from the Minister of Finance under The Exempted Undertakings Tax Protection Act 1966, as amended, an assurance that, in the event that Bermuda enacts legislation imposing tax computed on profits, income, any capital asset, gain or appreciation, or any tax in the nature of estate duty or inheritance, then the imposition of any such tax shall not be applicable to us or to any of our operations or shares, debentures or other obligations, until March 31, 2035. Such assurances were superseded by the passage of new legislation as described below.

On December 27, 2023, the Bermuda Act was enacted in Bermuda. Under the Bermuda Act, the corporate income tax will be determined based on a statutory tax rate of 15% effective for fiscal years beginning on or after January 1, 2025. The corporate income tax will apply only to Bermuda tax resident businesses that are part of multinational enterprise groups with €750 million or more in annual revenues in at least two of the four fiscal years immediately preceding the year in question. Although the Government of Bermuda has already released limited guidance with respect to specific provisions of the Bermuda Act, it is anticipated that further administrative guidance as well as regulatory guidance will be released over the course of the 2024 calendar year and beyond.

As enacted, the Bermuda Act makes it clear that any corporate income tax liability is due regardless of the above assurances under the Exempted Undertakings Tax Protection Act 1966. Therefore, we will be subject to the Bermuda corporate income tax with effect from January 1, 2025.

The Bermuda Act provides for an international shipping income exclusion. In order for a Bermuda entity’s international shipping income to qualify for the exclusion, the entity must demonstrate that the strategic or commercial management of all ships concerned is effectively carried on from or within Bermuda. We expect we will meet the necessary requirements to qualify for the international shipping income exclusion during 2024.

Additionally, the Bermuda Act provides for companies to be able to offset 80% of their Bermuda taxable income with any available tax loss deductions on an annual basis. The Bermuda Act provides for opening tax loss carryforwards based on the Bermuda taxable income (loss) results of the individual Bermuda entities in the five fiscal years prior to the enactment date, which includes the 2020 through 2024 calendar years for NCLH.

The components of net income (loss) before income taxes consist of the following (in thousands):

	Year Ended December 31,
	2023	2022	2021
Bermuda	$—	$—	$—
Foreign - Other	163,176	(2,276,703)	(4,501,320)
Net income (loss) before income taxes	$163,176	$(2,276,703)	$(4,501,320)

The components of the provision for income taxes consisted of the following benefit (expense) (in thousands):

	Year Ended December 31,
	2023	2022	2021
Current:
Bermuda	$—	$—	$—
United States	20	12,706	(85)
Foreign - Other	2,850	(7,183)	(3,264)
Total current:	2,870	5,523	(3,349)
Deferred:
Bermuda	—	—	—
United States	104	—	(1,867)
Foreign - Other	28	1,271	(51)
Total deferred:	132	1,271	(1,918)
Income tax benefit (expense)	$3,002	$6,794	$(5,267)

Our reconciliation of income tax expense computed by applying our Bermuda statutory rate and reported income tax benefit (expense) was as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Tax at Bermuda statutory rate	$—	$—	$—
Foreign income taxes at different rates	(3,610)	37,434	38,668
Tax contingencies	—	(321)	(6)
Return to provision adjustments	8,959	13,039	1,105
Change in tax laws	532,387	—	—
Valuation allowance	(534,734)	(43,358)	(45,034)
Income tax benefit (expense)	$3,002	$6,794	$(5,267)

Deferred tax assets and liabilities were as follows (in thousands):

	As of December 31,
	2023	2022
Deferred tax assets:
Loss carryforwards	$714,095	$155,386
Other	34,596	27,810
Valuation allowance	(694,765)	(139,733)
Total net deferred assets	53,926	43,463
Deferred tax liabilities:
Property and equipment	(53,172)	(42,572)
Total deferred tax liabilities	(53,172)	(42,572)
Net deferred tax asset (liability)	$754	$891

We have U.S. net operating loss carryforwards of $845.5 million and $721.3 million for the years ended December 31, 2023 and 2022, respectively, which begin to expire in 2030, a portion of which relate to Prestige discussed further below. We have state net operating loss carryforwards of $32.1 million and $24.8 million for the years ended December 31, 2023 and 2022, respectively, which expire between 2028 through 2043. As described above, as a result of the new corporate income tax legislation enacted in Bermuda on December 27, 2023, we have Bermuda opening tax loss carryforwards of $3.5 billion as of December 31, 2023, which can be carried forward indefinitely. The opening tax loss carryforwards will continue to be evaluated through the enactment date, January 1, 2025, and is subject to material change as this is an estimated amount. We evaluate our deferred tax assets each period to determine if a valuation allowance is required based on whether it is more likely than not that some portion of the deferred tax assets would not be realized. The ultimate realization of these deferred tax assets is dependent upon the generation of sufficient taxable income during future periods. We conduct our evaluation by considering all available positive and negative evidence. This evaluation considers, among other factors, historical operating results, forecasts of future profitability, the duration of statutory carryforward periods, and the outlooks for the cruise industry and broader economy. Based on the weight of available evidence, we have recorded a valuation allowance in the fourth quarter of 2023, 2022 and 2021 of $2.3 million, $43.3 million and $45.0 million, respectively, with respect to the U.S. net deferred tax assets in one of our U.S. and several of our foreign subsidiaries. Additionally, we have recorded a valuation allowance in the fourth quarter of 2023 of $532.4 million with respect to our Bermuda net deferred tax assets.

Included above are deferred tax assets associated with our operations in Norway for which we have provided a full valuation allowance. We have Norway net operating loss carryforwards of $10.8 million and $11.6 million for the years ended December 31, 2023 and 2022, respectively, which can be carried forward indefinitely.

Included above are deferred tax assets associated with Prestige. We have U.S. net operating loss carryforwards of $155.0 million for the years ended December 31, 2023 and 2022, which begin to expire in 2030. Utilization of the Prestige net operating loss carryforwards may be subject to a substantial annual limitation due to ownership change limitations that have occurred previously and/or that could occur in the future, as provided by Section 382 of the Internal Revenue Code of 1986 (“Section 382”). Ownership changes may limit the amount of net operating loss carryforwards that can be utilized to offset future taxable income and tax, respectively. In general, an ownership change, as defined by Section 382, results from transactions increasing the ownership of certain shareholders or public groups in the stock of a corporation by more than 50 percentage points over a three-year period. If we have experienced an ownership change, utilization of Prestige’s net operating loss carryforwards would be subject to an annual limitation under Section 382. Any limitation may result in expiration of a portion of the net operating loss carryforwards before utilization. Subsequent ownership changes could further impact the limitation in future years. We implemented certain tax restructuring strategies that created our ability to utilize the net operating loss carryforwards of Prestige, for which we had previously provided a full valuation allowance.

We file income tax returns in the U.S. federal jurisdiction, various U.S. state jurisdictions and foreign jurisdictions. We are generally no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by authorities for years prior to 2020, except for years in which NOLs generated prior to 2020 are utilized.

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

Ship Construction Contracts

For the Norwegian brand, we have four Prima Class Ships on order, each ranging from approximately 156,300 to 169,000 Gross Tons with 3,550 to 3,850 Berths, with currently scheduled delivery dates from 2025 through 2028. For the Oceania Cruises brand, we have an order for one Allura Class Ship to be delivered in 2025. The Allura Class Ship will be approximately 67,800 Gross Tons and 1,250 Berths. The impacts of initiatives to improve environmental sustainability, modifications the Company has made to its newbuilds and/or other macroeconomic conditions and events have resulted in delays in expected ship deliveries in the past. These and other impacts could result in additional delays in ship deliveries in the future, which may be prolonged.

As of December 31, 2023, the combined contract prices, including amendments and change orders, of the five ships on order for delivery was approximately €5.8 billion, or $6.4 billion based on the euro/U.S. dollar exchange rate as of December 31, 2023. We have obtained fixed-rate export-credit backed financing for the ships on order which is expected to fund approximately 80% of each contract price, subject to certain conditions. We do not anticipate any contractual breaches or cancellation to occur. However, if any such events were to occur, it could result in, among other things, the forfeiture of prior deposits or payments made by us and potential claims and impairment losses which may materially impact our business, financial condition and results of operations.

As of December 31, 2023, minimum annual payments for non-cancelable ship construction contracts with initial or remaining terms in excess of one year were as follows (in thousands):

Year	Amount
2024	$282,218
2025	1,904,962
2026	1,326,932
2027	1,273,658
2028	1,186,339
Thereafter	—
Total minimum annual payments	$5,974,109

Port Facility Commitments

As of December 31, 2023, future commitments to pay for usage of certain port facilities were as follows (in thousands):

Year	Amount
2024	$55,557
2025	49,724
2026	49,548
2027	46,077
2028	36,416
Thereafter	571,078
Total port facility future commitments	$808,400

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

In addition, our brands have a legal requirement to maintain security guarantees based on cruise business originated from the U.K., and we are required to establish financial responsibility by certain jurisdictions to meet liability in the event of non-performance of our obligations to passengers from those jurisdictions. As of December 31, 2023, we have in place approximately £62.4 million of security guarantees for our brands as well as a consumer protection policy covering up to £107.9 million. The Company has provided approximately $1.5 million in cash to secure all the financial security guarantees required.

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

Helms-Burton Act

On August 27, 2019, a lawsuit was filed against Norwegian Cruise Line Holdings Ltd. in the United States District Court for the Southern District of Florida under Title III of the Cuban Liberty and Solidarity (Libertad) Act of 1996, also known as the Helms-Burton Act. The complaint, filed by Havana Docks Corporation (the “Havana Docks Matter”), alleges it holds an interest in the Havana Cruise Port Terminal, which was expropriated by the Cuban Government. The complaint further alleges that the Company “trafficked” in the property by embarking and disembarking passengers at the facility, as well as profiting from the Cuban Government’s possession of the property. The plaintiff seeks all available statutory remedies, including the value of the expropriated property, plus interest, treble damages, attorneys’ fees and costs. After various motions challenging the sufficiency of plaintiff’s complaint were resolved and voluminous discovery was completed, both sides filed motions for summary judgment. On March 21, 2022, the court issued an order granting plaintiff’s motion for summary judgment on the issue of liability and denying the Company’s cross-motion for summary judgment. The court scheduled a trial on determination of damages only for November 2022. The plaintiff elected to seek what the court ruled to be its baseline statutory damage amount, which was the amount of the certified claim plus interest, trebled and with attorneys’ fees. Given this, there was no fact issue to be tried, and the matter was removed from the trial calendar. On December 30, 2022, the court entered a final judgment of approximately $112.9 million and, on January 23, 2023, the Company filed a notice of appeal from that judgment. On April 12, 2023, the Company posted a sufficient supersedeas bond with the court to prevent any efforts by the plaintiff to collect on the judgment pending the appeal. On June 30, 2023, the Company filed its opening appellate brief with the United States Court of Appeals for the Eleventh Circuit. On September 29, 2023, the plaintiff filed its answering brief responding to the Company’s opening brief in the Eleventh Circuit. We believe that the likelihood of loss related to this matter is reasonably possible but not probable at this time; therefore, no liability has been recorded. The ability to make such estimates and judgments can be affected by various factors including, among other things: lack of legal precedent, stage of the proceedings, legal uncertainties inherent within the litigation process, the availability of appellate remedies, and involvement of numerous parties. We continue to believe we have meritorious defenses to the Havana Docks Matter. However, if the plaintiff prevails in the final outcome of this matter, there may be a material adverse impact on the Company’s financial condition, results of operations and/or cash flows.

Other

We were a party to a claim against a vendor which resulted in a verdict of approximately $159 million in favor of the Company in October 2022, for which the vendor filed a notice of appeal in February 2023. In December 2023, the Company and the vendor agreed to settle the claim and entered into a new comprehensive services arrangement with preferred rates. The favorable financial impact of these preferred rates will be recognized during the term of the 10-year arrangement as the services are provided.

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

Other Contingencies

The Company also has agreements with its credit card processors that govern approximately $2.9 billion in advance ticket sales as of December 31, 2023 that have been received by the Company relating to future voyages. These agreements allow the credit card processors to require under certain circumstances, including the existence of a material adverse change, excessive chargebacks and other triggering events, that the Company maintain a reserve which would be satisfied by posting collateral. Although the agreements vary, these requirements may generally be satisfied either through a percentage of customer payments withheld or providing cash funds directly to the card processor. Any cash reserve or collateral requested could be increased or decreased. As of December 31, 2023, we had cash reserves with credit card processors of approximately $51.6 million, which includes $20.1 million recognized in accounts receivable, net and $31.5 million recognized in other long-term assets. During the year ended December 31, 2023, the Company received a return of cash collateral from one credit card processor of $500 million, which was previously classified as other long-term assets. We may be required to pledge additional collateral and/or post additional cash reserves or take other actions in the future that may adversely affect our liquidity.

14.	Other Income (Expense), Net

Other income (expense), net was expense of $40.2 million, income of $76.6 million, and income of $124.0 million for the years ended December 31, 2023, 2022 and 2021, respectively. In 2023, the expense was primarily due to net losses from foreign currency remeasurements. In 2022 and 2021, the income was primarily due to gains on derivatives not designated as hedges and gains from foreign currency remeasurements.

15.	Concentration Risk

We contract with a single vendor to provide many of our hotel and restaurant services including both food and labor costs. We incurred expenses of $203.7 million, $162.2 million and $48.6 million for the years ended December 31, 2023, 2022 and 2021, respectively, which are recorded in payroll and related in our consolidated statements of operations.

16.	Supplemental Cash Flow Information

For the year ended December 31, 2023, we had non-cash investing activities related to property and equipment of $37.7 million. For the year ended December 31, 2023, we received a refund of income taxes of $3.1 million and paid interest and related fees, net of capitalized interest, of $822.5 million including the early redemption premiums.

For the year ended December 31, 2022, we had non-cash investing activities related to property and equipment of $51.7 million.  For the year ended December 31, 2022, we received a refund of income taxes of $9.5 million and paid interest and related fees, net of capitalized interest, of $750.6 million including the early redemption premiums.

For the year ended December 31, 2021, we had non-cash investing activities in connection with property and equipment of $109.3 million. For the year ended December 31, 2021, we paid income taxes of $2.7 million and interest and related fees, net of capitalized interest, of $2.1 billion.