Form 10-K
period 2024-12-31
Norwegian Cruise Line Holdings Ltd.
filed 2025-02-27
CIK 1513761

Yes

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

As of June 30, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of voting stock held by non-affiliates of the registrant based upon the closing sales price for the registrant’s ordinary shares as reported on The New York Stock Exchange was $8.2 billion.

There were 439,944,822 ordinary shares outstanding as of February 17, 2025.

Documents Incorporated by Reference

Portions of the Proxy Statement for the registrant’s 2025 Annual General Meeting of Shareholders, to be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2024, are incorporated by reference in Part III herein.

NORWEGIAN CRUISE LINE HOLDINGS LTD.

Terms Used in this Annual Report

Unless otherwise indicated or the context otherwise requires, references in this Annual Report on Form 10-K (“Annual Report”) to (i) the “Company,” “we,” “our” and “us” refer to NCLH (as defined below) and its subsidiaries, (ii) “NCLC” refers to NCL Corporation Ltd., (iii) “NCLH” refers to Norwegian Cruise Line Holdings Ltd., (iv) “Norwegian Cruise Line” or “Norwegian” refers to the Norwegian Cruise Line brand and its predecessors, and (v) “PCI” refers to Prestige Cruises International Ltd., together with its consolidated subsidiaries, including Oceania Cruises Ltd. (“Oceania Cruises”) and Seven Seas Cruises Ltd. (“Regent”) (Oceania Cruises also refers to the brand by the same name and Regent also refers to the brand Regent Seven Seas Cruises).

References to the “U.S.” are to the United States of America, and “dollars” or “$” are to U.S. dollars, the “U.K.” are to the United Kingdom, “British Pound Sterling” or “£” are to the official currency of the U.K. and “euros” or “€” are to the official currency of the Eurozone.

This Annual Report includes certain non-GAAP financial measures, such as Adjusted Gross Margin, Net Cruise Cost, Net Cruise Cost Excluding Fuel, Adjusted Net Cruise Cost Excluding Fuel, Adjusted EBITDA, Adjusted Net Income and Adjusted EPS. Definitions of these non-GAAP financial measures are included below. For further information about our non-GAAP financial measures including, detailed adjustments made in calculating our non-GAAP financial measures and a reconciliation to the most directly comparable GAAP financial measure, we refer you to “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Unless otherwise indicated in this Annual Report, the following terms have the meanings set forth below:

●	2024 Exchangeable Notes. On May 8, 2020, pursuant to an indenture among NCLC, as issuer, NCLH, as guarantor, and U.S. Bank National Association, as trustee, NCLC issued $862.5 million aggregate principal amount of exchangeable senior notes due 2024.
●	Adjusted EBITDA. EBITDA adjusted for other income (expense), net and other supplemental adjustments.
●	Adjusted EPS. Adjusted Net Income divided by the number of diluted weighted-average shares outstanding.
●	Adjusted Gross Margin. Gross margin adjusted for payroll and related, fuel, food, other and ship depreciation. Gross margin is calculated pursuant to GAAP as total revenue less total cruise operating expense and ship depreciation.
●	Adjusted Net Cruise Cost Excluding Fuel. Net Cruise Cost Excluding Fuel adjusted for supplemental adjustments.
●	Adjusted Net Income. Net income (loss) adjusted for the effect of dilutive securities and other supplemental adjustments.
●	Allura Class Ships. Oceania Cruises’ Vista and Oceania Cruises’ Allura.
●	Berths. Double occupancy capacity per cabin (single occupancy per studio cabin) even though many cabins can accommodate three or more passengers.
●	Breakaway Plus Class Ships. Norwegian Escape, Norwegian Joy, Norwegian Bliss and Norwegian Encore.
●	Capacity Days. Berths available for sale multiplied by the number of cruise days for the period for ships in service.
●	CDC. The U.S. Centers for Disease Control and Prevention.

●	Dry-dock. A process whereby a ship is positioned in a large basin where all of the fresh/sea water is pumped out in order to carry out cleaning and repairs of those parts of a ship which are below the water line.
●	EBITDA. Earnings before interest, taxes, and depreciation and amortization.
●	EPS. Earnings (loss) per share.
●	GAAP. Generally accepted accounting principles in the U.S.
●	Gross Cruise Cost. The sum of total cruise operating expense and marketing, general and administrative expense.
●	Gross Tons. A unit of enclosed passenger space on a cruise ship, such that one gross ton equals 100 cubic feet or 2.831 cubic meters.
●	IMO. International Maritime Organization, a United Nations agency that sets international standards for shipping.
●	IPO. The initial public offering of 27,058,824 ordinary shares, par value $0.001 per share, of NCLH, which was consummated on January 24, 2013.
●	Net Cruise Cost. Gross Cruise Cost less commissions, transportation and other expense and onboard and other expense.
●	Net Cruise Cost Excluding Fuel. Net Cruise Cost less fuel expense.
●	Net Yield. Adjusted Gross Margin per Capacity Day.
●	Occupancy Percentage. The ratio of Passenger Cruise Days to Capacity Days. A percentage greater than 100% indicates that three or more passengers occupied some cabins.
●	Passenger Cruise Days. The number of passengers carried for the period, multiplied by the number of days in their respective cruises.
●	Prestige Class Ships. Regent’s Seven Seas Prestige and one additional ship on order.
●	Prima Class Ships. Norwegian Prima, Norwegian Viva, Norwegian Aqua, Norwegian Luna and two additional ships on order.
●	Revolving Loan Facility. $1.7 billion senior secured revolving credit facility, among NCLC, as borrower, the subsidiary guarantors party thereto, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent. The revolving credit facility was increased from $1.2 billion as of December 31, 2024.
●	SEC. U.S. Securities and Exchange Commission.
●	Shipboard Retirement Plan. An unfunded defined benefit pension plan for certain crew members which computes benefits based on years of service, subject to certain requirements.

Cautionary Statement Concerning Forward-Looking Statements

Some of the statements, estimates or projections contained in this report are “forward-looking statements” within the meaning of the U.S. federal securities laws intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical facts contained, or incorporated by reference, in this report, including, without limitation, our expectations regarding our results of operations, future financial position, including our liquidity requirements and future capital expenditures, plans, prospects, actions taken or strategies being considered with respect to our liquidity position, including with respect to refinancing, amending the terms of, or extending the maturity of our indebtedness, our ability to comply with covenants under our debt agreements, expectations regarding our exchangeable notes, valuation and appraisals of our assets, expectations regarding our deferred tax assets and valuation allowances, expected fleet additions and cancellations, including expected timing thereof, our expectations regarding the impact of macroeconomic conditions and recent global events, and expectations relating to our sustainability program and decarbonization efforts may be forward-looking statements. Many, but not all, of these statements can be found by looking for words like “expect,” “anticipate,” “goal,” “project,” “plan,” “believe,” “seek,” “will,” “may,” “forecast,” “estimate,” “intend,” “future” and similar words. Forward-looking statements do not guarantee future performance and may involve risks, uncertainties and other factors which could cause our actual results, performance or achievements to differ materially from the future results, performance or achievements expressed or implied in those forward-looking statements. Examples of these risks, uncertainties and other factors include, but are not limited to the impact of:

●	adverse general economic factors, such as fluctuating or increasing levels of interest rates, inflation, unemployment, underemployment and the volatility of fuel prices, declines in the securities and real estate markets, and perceptions of these conditions that decrease the level of disposable income of consumers or consumer confidence;
●	our indebtedness and restrictions in the agreements governing our indebtedness that require us to maintain minimum levels of liquidity and be in compliance with maintenance covenants and otherwise limit our flexibility in operating our business, including the significant portion of assets that are collateral under these agreements;
●	our ability to work with lenders and others or otherwise pursue options to defer, renegotiate, refinance or restructure our existing debt profile, near-term debt amortization, newbuild related payments and other obligations and to work with credit card processors to satisfy current or potential future demands for collateral on cash advanced from customers relating to future cruises;
●	our need for additional financing or financing to optimize our balance sheet, which may not be available on favorable terms, or at all, and our outstanding exchangeable notes and any future financing which may be dilutive to existing shareholders;
●	the unavailability of ports of call;
●	future increases in the price of, or major changes, disruptions or reduction in, commercial airline services;
●	changes involving the tax and environmental regulatory regimes in which we operate, including new and existing regulations aimed at reducing greenhouse gas emissions;
●	the accuracy of any appraisals of our assets;
●	our success in controlling operating expenses and capital expenditures;
●	adverse events impacting the security of travel, or customer perceptions of the security of travel, such as terrorist acts, armed conflict, or threats thereof, acts of piracy, and other international events;

●	public health crises and their effect on the ability or desire of people to travel (including on cruises);
●	adverse incidents involving cruise ships;
●	our ability to maintain and strengthen our brand;
●	breaches in data security or other disturbances to our information technology systems and other networks or our actual or perceived failure to comply with requirements regarding data privacy and protection;
●	changes in fuel prices and the type of fuel we are permitted to use and/or other cruise operating costs;
●	mechanical malfunctions and repairs, delays in our shipbuilding program, maintenance and refurbishments and the consolidation of qualified shipyard facilities;
●	the risks and increased costs associated with operating internationally;
●	our inability to recruit or retain qualified personnel or the loss of key personnel or employee relations issues;
●	impacts related to climate change and our ability to achieve our climate-related or other sustainability goals;
●	our inability to obtain adequate insurance coverage;
●	implementing precautions in coordination with regulators and global public health authorities to protect the health, safety and security of guests, crew and the communities we visit and to comply with related regulatory restrictions;
●	pending or threatened litigation, investigations and enforcement actions;
●	volatility and disruptions in the global credit and financial markets, which may adversely affect our ability to borrow and could increase our counterparty credit risks, including those under our credit facilities, derivatives, contingent obligations, insurance contracts and new ship progress payment guarantees;
●	our reliance on third parties to provide hotel management services for certain ships and certain other services;
●	fluctuations in foreign currency exchange rates;
●	our expansion into new markets and investments in new markets and land-based destination projects;
●	overcapacity in key markets or globally; and
●	other factors set forth under “Risk Factors” herein.

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

PART I

Item 1. Business

History and Development of the Company

Norwegian commenced operations from Miami, Florida in 1966, launching the modern cruise industry by offering weekly departures from Miami, Florida to destinations in the Caribbean. In February 2011, NCLH, a Bermuda limited company, was formed. In January 2013, NCLH completed its IPO and the ordinary shares of NCLC were exchanged for the ordinary shares of NCLH, and NCLH became the owner of 100% of the ordinary shares and parent company of NCLC. In November 2014, we completed the acquisition of PCI.

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

All of our brands offer an assortment of features, amenities and activities, including a variety of accommodations, multiple dining venues, bars and lounges, spa, casino and retail shopping areas and numerous entertainment choices. All brands also offer a selection of shore excursions at each port of call as well as air transportation and hotel packages for stays before or after a voyage.

As of December 31, 2024, we had 32 ships with approximately 66,500 Berths. The Company expects to add 13 additional ships to our fleet from 2025 through 2036. For the Norwegian brand, we have four Prima Class Ships on order with currently scheduled delivery dates from 2025 through 2028. For Oceania Cruises, we have one Allura Class Ship on order for delivery in 2025. We also have orders for three new classes of ships: four Oceania Cruises ships with deliveries currently scheduled from 2027 through 2031, two Prestige Class Ships with deliveries currently scheduled in 2026 and 2029 and four Norwegian Cruise Line ships with deliveries currently scheduled from 2030 through 2036. We have the option to cancel the last two ships on order for Oceania Cruises currently scheduled for delivery in 2030 and 2031.

Corporate Information

Our registered offices are located at Walkers Corporate (Bermuda) Limited, Park Place, 55 Par-la-Ville Road, Hamilton HM 11, Bermuda. Our principal executive offices are located at 7665 Corporate Center Drive, Miami, Florida 33126. Daniel S. Farkas, the Company’s Executive Vice President, General Counsel, Chief Development Officer and Secretary, is our agent for service of process at our principal executive offices.

Our Fleet

The following table presents information about our ships and their primary areas of operation based on current and future itineraries, which are subject to change.

Ship (1)	Year Built	Primary Areas of Operation
Norwegian
Norwegian Luna (2)	2026	The Bahamas, Caribbean
Norwegian Aqua (3)	2025	Bermuda, Europe, Caribbean
Norwegian Viva	2023	The Bahamas, Caribbean, Europe
Norwegian Prima	2022	The Bahamas, Bermuda, Caribbean, Europe
Norwegian Encore	2019	Alaska, The Bahamas, Caribbean, Central America, Mexico-Pacific, U.S. West Coast
Norwegian Bliss	2018	Alaska, The Bahamas, Caribbean, Central America, Europe, Mexico-Pacific, U.S. West Coast
Norwegian Joy	2017	Alaska, The Bahamas, Bermuda, Canada & New England, Caribbean, Central America, Mexico-Pacific, U.S. West Coast
Norwegian Escape	2015	The Bahamas, Bermuda, Canada & New England, Caribbean, Europe
Norwegian Getaway	2014	The Bahamas, Bermuda, Canada & New England, Caribbean, Europe
Norwegian Breakaway	2013	The Bahamas, Bermuda, Canada & New England, Caribbean, Europe
Norwegian Epic	2010	The Bahamas, Caribbean, Europe
Norwegian Gem	2007	The Bahamas, Bermuda, Canada & New England, Caribbean, Central America, Europe
Norwegian Jade	2006	Alaska, Asia, The Bahamas, Caribbean, Central America, Europe, Mexico-Pacific, U.S. West Coast
Norwegian Pearl	2006	The Bahamas, Bermuda, Canada & New England, Caribbean, Central America, Europe
Norwegian Jewel	2005	Alaska, Asia, Bermuda, Caribbean, Central America, Mexico-Pacific, U.S. West Coast
Pride of America	2005	Hawaii
Norwegian Dawn	2002	Africa, Asia, The Bahamas, Caribbean, Europe
Norwegian Star	2001	Antarctica, Central America, Europe, Mexico-Pacific, South America
Norwegian Sun	2001	Alaska, Asia, The Bahamas, Central America, Hawaii, Mexico-Pacific, South America, South Pacific, U.S. West Coast
Norwegian Sky	1999	Africa, Asia, The Bahamas, Canada & New England, Caribbean, Central America, Europe
Norwegian Spirit	1998	Alaska, Asia, Australia & New Zealand, Hawaii, South Pacific
Oceania Cruises
Oceania Allura (4)	2025	The Bahamas, Canada & New England, Caribbean, Europe
Oceania Vista	2023	Africa, Asia, The Bahamas, Bermuda, Canada & New England, Caribbean, Central America, Europe, Mexico-Pacific, South America, South Pacific
Oceania Riviera	2012	Africa, Alaska, Asia, Australia & New Zealand, Europe, South Pacific
Oceania Marina	2011	Africa, Antarctica, Bermuda, Canada & New England, Caribbean, Central America, Europe, South America
Oceania Nautica	2000	Africa, Asia, Australia & New Zealand, Bermuda, Canada & New England, Caribbean, Central America, Europe, Hawaii, South Pacific
Oceania Sirena	1999	Asia, The Bahamas, Bermuda, Caribbean, Central America, Europe, South Pacific
Oceania Regatta	1998	Africa, Alaska, Asia, Australia & New Zealand, Hawaii, Mexico-Pacific, South Pacific, U.S. West Coast
Oceania Insignia	1998	Africa, Antarctica, Asia, Australia & New Zealand, Bermuda, Canada & New England, Caribbean, Central America, Europe, Hawaii, Mexico-Pacific, South America, South Pacific, U.S. West Coast
Regent
Seven Seas Prestige (5)	2026	The Bahamas, Caribbean, Central America, Europe
Seven Seas Grandeur	2023	The Bahamas, Bermuda, Canada & New England, Caribbean, Central America, Europe, Mexico-Pacific
Seven Seas Splendor	2020	Africa, Antarctica, The Bahamas, Bermuda, Canada & New England, Caribbean, Central America, Europe, Mexico-Pacific, South America
Seven Seas Explorer	2016	Alaska, Asia, Australia & New Zealand
Seven Seas Voyager	2003	Africa, Asia, Antarctica, Australia & New Zealand, Europe, South America, South Pacific
Seven Seas Mariner	2001	Africa, Alaska, Asia, Australia & New Zealand, The Bahamas, Bermuda, Canada & New England, Caribbean, Central America, Europe, Hawaii, Mexico-Pacific, South America, South Pacific, U.S. West Coast
Seven Seas Navigator	1999	Africa, Asia, Australia & New Zealand, The Bahamas, Bermuda, Caribbean, Europe, South Pacific
(1)	The table above does not include the nine additional ships on order (excluding two ships with options to cancel).
(2)	The fourth of the Prima Class Ships, which is expected to be delivered in 2026.

(3)	The third of the Prima Class Ships, which is expected to be delivered in 2025.
(4)	The second of the Allura Class Ships, which is expected to be delivered in 2025.
(5)	The first of the Prestige Class Ships, which is expected to be delivered in 2026.

Our Business Strategy and Competitive Strengths

Our Corporate Strategy

Our corporate strategy is based on four pillars and bolstered by our commitment to sustainability.

People Excellence

We seek to foster a culture based on innovation, collaboration, transparency and passion while supporting our team members to reach their full potential by developing talent both shoreside and shipside.

Guest Centric Product Offering

We seek to deliver vacations that our guests value, providing digital and other tools to make it easier for them to curate their experience throughout the customer journey. We are focused on delivering exceptional onboard experiences, focusing on capturing more pre-cruise spend.

Long-term Growth Platform

We seek to expand only into offerings that matter most to our current and future guests and that deliver meaningful experiences and improve returns. For example, we are building larger, more efficient vessels to drive returns while enhancing the guest experience. Additionally, we have a disciplined approach to capital allocation.

Exceptional Performance

We are focused on pricing optimization, cost excellence and operating responsibly to generate enhanced returns. We are currently undergoing a broad and ongoing effort to improve operating efficiencies, including cost minimization initiatives, allowing us to progress towards achieving lower leverage.

Our Commitment to Sustainability

Our global sustainability program, Sail & Sustain, is centered around our commitment to drive a positive impact on society and the environment while delivering on our vision to be the vacation of choice for everyone around the world.

Competitive Strengths

We believe that the following business strengths will enable us to execute our strategy:

Clearly Defined Brands

Our portfolio of three award-winning brands operates a combined 32 ships ranging in size from approximately 500 to over 4,000 Berths.

Norwegian’s ships cater to a variety of travelers with up to 20 dining options; various attractions, including the world’s only racetracks at sea; a wide array of entertainment options; full-service spas at sea; and a diverse range of accommodations, including luxury suites in The Haven, studio staterooms designed and priced for the solo traveler and everything in between. Oceania Cruises’ award-winning onboard dining, with multiple open seating dining venues, is a central highlight of its cruise experience. Regent’s all-inclusive fare includes unlimited shore excursions in every port, a one-night pre-cruise hotel package in Concierge Suites and higher, specialty dining, unlimited premium beverages, including fine wines and spirits, pre-paid gratuities, unlimited Starlink Wi-Fi, valet laundry service and other amenities. Regent also offers an Ultimate All-Inclusive Air option, which includes the previously stated amenities plus flights with the flexibility to choose the desired air class, transfers between airport and ship and a private executive chauffer credit for private transfers.

Upscale Guest Demographic

Our target demographic consists primarily of high-net-worth travelers who appreciate upscale experiences. This customer base has proven to be resilient during economic downturns and demonstrates strong repeat booking patterns.

Diversified Itinerary Mix

We have a wide variety of itineraries to over 700 ports around the world. Our brands offer diverse itineraries to worldwide destinations including Europe, Asia, Australia, New Zealand, South America, Africa, Canada, Bermuda, the Caribbean, Alaska and Hawaii.

Strong Growth Profile

We believe our strategic fleet expansion program, including new ship orders and the modernization of existing vessels, positions us for sustained growth. We maintain a disciplined approach to capacity growth while focusing on yield optimization and cost control.

Proven Model

Our business model has demonstrated resilience through various market cycles. We maintain strong relationships with travel partners, have sophisticated revenue management strategies, and focus on operational excellence to drive shareholder value.

Reduce leverage and optimize our balance sheet

In 2024 and 2025, we continued to take actions to improve our capital structure as part of our long-term financial strategy.

●	In September 2024, NCLC issued $315.0 million aggregate principal amount of 6.250% senior unsecured notes due 2030. The net proceeds, together with cash on hand, were used to redeem $315.0 million aggregate principal amount of the 3.625% senior unsecured notes due 2024, including to pay any accrued and unpaid interest thereon.
●	In January 2025, the full amount of outstanding borrowings under the Breakaway one loan, Breakaway two loan, Marina newbuild loan and Riviera newbuild loan, plus any accrued and unpaid interest thereon, was repaid.
●	Also in January 2025, NCLC issued $1.8 billion aggregate principal amount of 6.750% senior unsecured notes due 2032. The net proceeds, together with cash on hand, were used to redeem $600.0 million aggregate principal amount of 8.375% senior secured notes due 2028 and $1.2 billion aggregate principal amount of 5.875% senior unsecured notes due 2026, together with any accrued and unpaid interest thereon, and to pay any related transaction premiums, fees and expenses.

●	Additionally in January 2025, the Revolving Loan Facility was increased from $1.2 billion to $1.7 billion with the maturity date extended to 2030, and the collateral of the Revolving Loan Facility and the 8.125% senior secured notes due 2029 were modified.

Refer to Note 9 – “Long-Term Debt” for further details about the above transactions.

Disciplined Fleet Expansion

For the Norwegian brand, we have four Prima Class Ships on order with currently scheduled delivery dates from 2025 through 2028. The third and fourth Prima Class Ships will be approximately 156,000 Gross Tons with 3,550 Berths, and the fifth and sixth Prima Class Ships will be approximately 169,000 Gross Tons with 3,850 Berths. For the Norwegian brand, we also have an order for four additional ships, each at approximately 225,000 Gross Tons and 5,150 Berths, with currently scheduled delivery dates from 2030 through 2036. For the Oceania Cruises brand, we have an order for one Allura Class Ship to be delivered in 2025, which will be approximately 68,000 Gross Tons and 1,200 Berths. For the Oceania Cruises brand, we also have an order for four additional ships (which includes two ships on order, which are currently scheduled for delivery in 2030 and 2031, that we have the option to cancel), each at approximately 86,000 Gross Tons and 1,450 Berths, with currently scheduled delivery dates from 2027 through 2031. For the Regent Seven Seas Cruises brand, we have an order for two Prestige Class Ships, each at approximately 77,000 Gross Tons and 850 Berths, with currently scheduled delivery dates in 2026 and 2029. The impacts of initiatives to improve environmental sustainability and modifications the Company plans to make to its newbuilds and/or other macroeconomic conditions and events have resulted in delays in expected ship deliveries. These and other impacts could result in additional delays in ship deliveries in the future, which may be prolonged.

We believe these new ships will allow us to continue expanding the reach of our brands, position us for accelerated growth and provide an optimized return on invested capital. For ships on order, excluding the two ships on order for Oceania Cruises that we have the option to cancel and the four additional ships on order for Norwegian Cruise Line with currently scheduled delivery from 2030 to 2036, we have obtained export credit financing which is expected to fund approximately 80% of the contract price of each ship as well as related financing premiums, subject to certain conditions.

Our Commitment to Sustainability

The continued success of our business is linked to our ability to operate and grow sustainably. We are committed to driving a positive impact on society and the environment through our global sustainability program, Sail & Sustain. The Sail & Sustain program is centered around five pillars: Reducing Environmental Impact, Sailing Safely, Empowering People, Strengthening Our Communities and Operating with Integrity and Accountability. The Company’s Board of Directors is actively engaged in overseeing the Sail & Sustain program, strategy and its implementation through its Technology, Environmental, Safety & Security Committee.

Reducing our environmental impact is a key component of the Sail & Sustain program. The backbone of our ships’ environmental programs is our ISO 14001 – certified Environmental Management System. This voluntary standard sets requirements for the establishment and implementation of a comprehensive environmental management system and helps us systematically identify, manage and control activities related to our environmental performance, manage progress toward our environmental goals and comply with applicable regulations.

As part of our environmental commitment, we are pursuing net zero greenhouse gas (“GHG”) emissions by 2050 across our operations (Scopes 1 and 2) and value chain (Scope 3). We have set interim targets to guide us on our path to net zero and provide more details about them in our annual Sail & Sustain report (which does not constitute a part of, and shall not be deemed incorporated by reference into, this Annual Report).

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

The path towards net zero is complex, and this effort will require significant technological advancements including commercially viable and scalable low or zero GHG emission fuels, but we are committed to doing our part to facilitate this transition. For example, we successfully surpassed our 2024 goal of testing the use of biofuel blends on 40% of our fleet by testing biofuel blends on approximately 47% of our fleet. Biofuels can be blended with traditional marine fuels to support a reduction of lifecycle GHG emissions. This blend is often considered a drop-in fuel for existing vessels and engines and the use of biofuels does not require modifications to existing engines. Though biofuels are not expected to be a commercially viable long-term solution, we believe they are viable transition fuels that can support the decarbonization journey as long-term solutions are tested and scaled. We are also investing in shore power technology, which with the appropriate port infrastructure would allow us to connect to onshore electrical power grids to supply much of the power needed while docked. A total of 19 ships in our fleet, or approximately 59%, are currently equipped with shore power technology, and we are targeting approximately 70% of our fleet to be equipped by year-end 2025. To prepare for a long-term transition towards net zero, we have lengthened and reconfigured the designs for the final two Prima Class ships, expected to be delivered in 2027 and 2028, to accommodate the use of green methanol as a future fuel source. While additional modifications will be needed to fully enable the use of green methanol, these modifications represent an important step forward in the pursuit of net zero by 2050.

We also drive social impact through our philanthropy initiatives, partnerships and community engagement programs. As a leading global cruise line, our success is dependent on the wellbeing and vibrancy of the destinations we visit across the globe. We strive to be a great partner to each destination we visit, working together to find sustainable, long-term solutions for the communities, while at the same time allowing our guests to experience all that these incredible destinations have to offer.

We provide regular updates to our stakeholders on our sustainability efforts and promote awareness on important topics through our Sail & Sustain program, our annual Sail & Sustain report and through various communications regarding important sustainability initiatives across distribution channels, including, but not limited to, press releases, social media and our corporate website. We have published disclosures aligned with the Sustainability Accounting Standards Board framework as well as the recommendations outlined in the Taskforce on Climate-related Financial Disclosures framework to provide additional transparency to our stakeholders. Climate-related risks, greenhouse gas information and details of our climate action strategy are disclosed in our annual Sail & Sustain report and annual submission to CDP (which does not constitute a part of, and shall not be deemed incorporated by reference into, this Annual Report), which can be found on our website. For additional information regarding our sustainability initiatives, please visit our website at https://www.nclhltd.com/sustainability.

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

Onboard and Other Revenue

All three brands generate onboard and other revenue for additional products and services which are not included in the cruise fare, including casino operations, certain food and beverage, shore excursions, gift shop purchases, spa services, communication services and other similar items. Food and beverage, casino operations and shore excursions are generally managed directly by us while retail shops, spa services, art auctions and communication services may be managed through contracts with third-party concessionaires. These contracts generally entitle us to a percentage of the gross sales derived from these concessions. Norwegian’s ticket prices typically include meals in certain dining facilities and many onboard activities such as entertainment, pool-side activities and various sports programs. To maximize onboard revenue, all three brands use various cross-marketing and promotional tools which are supported by point-of-sale systems permitting “cashless” transactions for the sale of these products and services. Oceania Cruises’ ticket prices include specialty dining, entertainment, Starlink Wi-Fi, laundry, gratuities and certain other amenities. Regent’s ticket prices typically include onboard amenities such as unlimited complimentary shore excursions, beverages including fine wines and liquors, entertainment, specialty dining, Starlink Wi-Fi, valet laundry, gratuities and more.

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

Ship Operations and Cruise Infrastructure

Ship Maintenance and Logistics

Sophisticated and efficient maintenance and operations systems support the technical capabilities and modern look of our fleet. In addition to routine repairs and maintenance performed on an ongoing basis and in accordance with applicable requirements, each of our ships is generally taken out of service, approximately every 24 to 60 months, for a period of one or more weeks for scheduled maintenance work, repairs and improvements performed in Dry-dock. Dry-dock interval is a statutory requirement controlled under IMO requirements reflected in chapters of the International Convention of the Safety of Life at Seas (“SOLAS”) and to some extent the International Load Lines Convention. Under these regulations, it is required that a passenger ship Dry-dock once in five years (depending on age of vessel) or twice in five years (depending on flag state and age of vessel), and the maximum interval between each Dry-dock cannot exceed three years (depending on flag state and age of vessel). However, most of our international ships qualify under a special exemption provided by The Bahamas and/or Marshall Islands (flag state), as applicable, after meeting certain criteria set forth by the ship’s flag state to Dry-dock once every five years. To the extent practical, each ship’s crew, catering and hotel staff remain with the ship during the Dry-dock period and assist in performing repair and maintenance work. Accordingly, Dry-dock work is typically performed during non-peak demand periods to minimize the adverse effect on revenue that results from ships being out of service. Dry-docks are typically scheduled in spring or autumn and depend on shipyard availability. We typically take this opportunity to upgrade the vessels in all areas of both guest-facing services and innovative compliance technology.

Suppliers

Our largest capital expenditures are for ship construction and acquisition. Our largest operating expenditures are for payroll and related (including our contract with a third party who provides certain crew services), fuel, airfare, food and beverage, advertising and marketing and travel advisor services. Most of the supplies that we require are typically available from numerous sources at competitive prices. In addition, due to the large quantities that we purchase, we typically can obtain favorable prices for many of our supplies. Our purchases for ship construction expenditures are generally denominated in euros and other purchases are denominated primarily in U.S. dollars. Payment terms granted by the suppliers are generally customary terms for the cruise industry.

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

We place the utmost importance on the safety of our guests, crew and the communities we visit. We operate all our vessels to meet and exceed the requirements of SOLAS and International Management Code for the Safe Operation of Ships and for Pollution Prevention (“ISM Code”), the international safety standards which govern the cruise industry. Crew members are trained in the Company’s stringent safety protocols, participating in regular safety trainings, exercises and drills onboard every one of our ships to familiarize themselves and become proficient with the safety equipment onboard. We developed Infectious Disease Management Protocols, which were certified and audited to DNV’s Certification in Infection Prevention, to further enhance our outbreak prevention and response to all types of infectious disease including, but not limited to COVID-19, norovirus, acute gastroenteritis, influenza and influenza-like illnesses.

Our NCLH Wellness at Sea initiative is designed to create a wellness-conscious work environment on our ships. We are committed to providing crew members with guidelines, resources, and activities for educational purposes and to help them achieve optimal wellness. Topics in this initiative address, among other things, nutrition, physical activity, sleep and stress management and alcohol and tobacco awareness.

Our captains and chief engineers are experienced seafarers. Our bridge and technical officers regularly undergo rigorous operations training such as leadership, navigation, stability, statutory and environmental regulatory compliance. To support our deck and engine officers while at sea, we have bridge and engine protocols and support documentation in place, dictating specific standard operating procedures. Our bridge teams conduct a voyage planning process prior to sailing, where the upcoming itinerary is reviewed and discussed by the captain and bridge team prior to departure and in preparation for arrival. In addition, all of our ships employ state-of-the-art navigational equipment and technology to provide our bridge teams with accurate data regarding the planned itinerary.

Prior to every cruise setting sail, we show a safety video, which runs continuously on the stateroom televisions, and familiarize guests with their muster stations and important safety information. Our fleet is equipped with modern navigational control and fire prevention and control systems. We have developed a Safety Management System (“SMS”), which establishes policies, procedures, training, qualification, quality, compliance, audit and self-improvement standards. SMS also provides real-time reports and information to support the fleet and risk management decisions. Through these systems, our senior managers, as well as ship management, can focus on consistent, high-quality operation of the fleet. Our SMS is approved and audited regularly by our classification society, and it also undergoes regular internal audits as well as periodic inspections by the U.S. Coast Guard, flag state and other port and state authorities.

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

Trademarks and Trade Names

Under the Norwegian brand, we own a number of registered trademarks relating to, among other things, the names “NORWEGIAN CRUISE LINE” and “FEEL FREE,” the names of our ships (except where trademark applications for these have been filed and are pending), incentive programs and specialty services rendered on our ships and specialty accommodations such as “THE HAVEN BY NORWEGIAN.” We believe that these trademarks are widely recognized throughout North America, Europe and other areas of the world and have considerable value.

Under the Oceania Cruises brand, we own rights in a number of trademarks relating to, among other things, the names “OCEANIA CRUISES” and its logo, “FINEST CUISINE AT SEA,” and “YOUR WORLD. YOUR WAY,” as well as in the names of our ships.

Under the Regent brand, we own registered trademarks relating to, among other things, the names “SEVEN SEAS CRUISES,” “AN UNRIVALED EXPERIENCE,” and “THE MOST INCLUSIVE LUXURY EXPERIENCE” as well as the names of our ships (except where trademark applications have been filed and are pending).

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

Economic Substance Requirements

NCLH and NCLC are exempted companies formed under the laws of Bermuda and some of their subsidiaries have been formed or continued in Bermuda, Guernsey, Isle of Man, British Virgin Islands, St. Lucia or The Bahamas. Pursuant to the legislation passed in each jurisdiction, entities subject to each jurisdiction’s laws that carry out “relevant activities” as specified in such laws, are required to demonstrate adequate economic substance in that jurisdiction and meet the economic substance requirements under such laws. In general terms, such economic substance requirements mean that: (i) the entity must be actually directed and managed in the jurisdiction; (ii) core income-generating activities relating to the applicable relevant activity must be performed in the jurisdiction; (iii) there are adequate suitably qualified employees in the jurisdiction; (iv) the entity maintains adequate physical presence in the jurisdiction; and (v) there is adequate operating expenditure incurred in the jurisdiction. We have evaluated the activities of NCLH, NCLC and their subsidiaries and have concluded that in some cases, those activities are “relevant activities” for the purposes of the applicable economic substance laws and that, consequently, certain entities within our organization will be required to demonstrate compliance with these economic substance requirements. We have in the past and may in the future be subject to increased costs and our management team may be required to devote significant time to satisfying economic substance requirements in certain of these jurisdictions. If such entities cannot demonstrate compliance with these requirements, we may be liable to pay penalties and fines in the applicable jurisdictions and/or may take the decision to re-domicile such entities to different jurisdictions. We took what we believe were the necessary steps to meet Bermuda’s economic substance requirements during 2024.

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

With regard to air quality requirements, MARPOL Annex VI sets a global limit on fuel sulfur content of 0.5%. Various compliance methods, such as the use of alternative fuels or exhaust gas cleaning systems that reduce an equivalent amount of sulfur oxide (“SOx”) emissions, may be utilized. Annex VI also requires stricter limitations on sulfur emissions within designated Emission Control Areas (“ECAs”), which include the Baltic Sea, the North Sea/English Channel, North American waters and the U.S. Caribbean Sea. Ships operating in these waters are required to use fuel with a sulfur content of no more than 0.1% or use approved alternative emission reduction methods. ECAs have also been established to limit emissions of oxides of nitrogen (“NOx”) from newly built ships with keel lay dates after January 1, 2016. Under MARPOL Annex VI Regulation 14, the Mediterranean Sea will become an ECA with new limits on SOx taking effect on May 1, 2025. The NOx emissions limit for the Canadian Arctic ECA will apply to newly built ships that are at the beginning stage of construction on or after January 1, 2025. The NOx emissions limit for the Norwegian Sea ECA will apply to newly built ships for which the building contract was entered into on or after March 1, 2026, or, in the absence of a ship building contract, with keel lay dates on or after September 1, 2026 or delivery dates on or after March 1, 2030. Additional ECAs may also be established in the future.

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

In the U.S., the Clean Water Act of 1972, and other laws and regulations, provide the Environmental Protection Agency (“EPA”) and the U.S. Coast Guard with the authority to regulate commercial vessels’ incidental discharges of ballast water, bilge water, gray water, anti-fouling paints and other substances during normal operations while a vessel is in inland waters, within three nautical miles of land, and in designated federally-protected waters. The U.S. National Pollutant Discharge Elimination System (“NPDES”) program, authorized by the Clean Water Act, was established to reduce pollution within U.S. territorial waters. For our affected ships, all of the NPDES requirements are set forth in the EPA’s Vessel General Permit (“VGP”). The VGP establishes effluent limits for 26 specific discharge streams incidental to the normal operation of a vessel. In addition to these discharge- and vessel-specific requirements, the VGP includes requirements for inspections, monitoring, reporting and recordkeeping. In 2018, the Vessel Incidental Discharge Act (“VIDA”), which will eventually replace the VGP, was signed into law, and the EPA published a final rule in October 2024 establishing national standards of performance under the VIDA that apply to 20 different types of vessel equipment and systems, as well as general discharge standards that apply to all types of vessel incidental discharges within 12 nautical miles of the United States. The VGP will continue to govern until the U.S. Coast Guard publishes implementing regulations for the final VIDA rule, which it must publish by October 2026. The Act to Prevent Pollution from Ships, which implements certain elements of MARPOL in the U.S., provides for potentially severe civil and criminal penalties related to ship-generated pollution for incidents in U.S. waters within three nautical miles of land and, in some cases, within the 200-nautical mile Exclusive Economic Zone (“EEZ”).

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

●	ETS: The maritime transport sector was approved to be included in the scope of the ETS. Effective January 2024, ships over 5,000 Gross Tons that transport passengers or cargo to or from E.U. or EEA ports are required to purchase and surrender emissions allowances equivalent to emissions for all or a half of a covered voyage, depending on whether the voyage was between two E.U. or EEA ports or an E.U. or EEA and a non-E.U. or EEA port. The requirements are being phased in from 2024 to 2026. Covered entities are required to procure and surrender allowances equivalent to 40% of their verified carbon emissions from 2024, with the amount increasing to 70% of carbon emissions from 2025 and 100% of GHG emissions from 2026, with allowances to be surrendered by September in the following year. The costs associated with the purchase of allowances are variable and depend on future market movements, and the number of allowances we will be required to purchase will be influenced by our decarbonization efforts; however, the costs are not expected to have a material impact on net income as a portion will be collected from passengers.

●	FuelEU Maritime Initiative: Adopted in 2023, the FuelEU regulation sets a maximum limit on the annual average GHG intensity of onboard energy usage for ships over 5,000 Gross Tons arriving at, sailing in or departing from ports in the E.U. or EEA, based on 2020 reference levels. The reduction required will become progressively stricter over time starting with a 2% intensity reduction in 2025 to as much as 80% intensity reduction by 2050. Other key components of the regulation include requirements for connecting to onshore power grids in Trans-European Transport Network ports by 2030 as well as targets for the use of renewable fuels of non-biological origin. The new rules began to apply on January 1, 2025, and there are financial penalties for non-compliance.

The IMO implemented a variety of measures to support the targets of the initial 2018 GHG strategy. In 2021, the IMO adopted two new requirements, which went into effect in 2023, the Carbon Intensity Indicator (the “CII”) and Energy Efficiency Ship Index (the “EEXI”). The CII is an operational metric designed to measure how efficiently a ship transports goods or passengers by looking at carbon dioxide emissions per nautical mile. Ships are given an annual rating from A to E with a C or better required for compliance. For ships that receive a D rating for three consecutive years, or an E rating for one year, a corrective action plan will need to be developed and approved. Beginning in 2023, ships are now required to reduce carbon intensity by 5% from a 2019 baseline, with 2% incremental improvements each year thereafter until 2030. The enforcement mechanism for CII has not yet been defined, but the IMO plans to address this enforcement gap and make other modifications to the CII in 2025. The EEXI is a one-time design re-certification requirement that updates energy efficiency requirements for existing ships and regulates carbon dioxide emissions related to installed engine power, transport capacity and ship speed. Ongoing compliance with the EEXI is not expected to have a material impact on our operations.

In 2023, the IMO revised its 2018 GHG strategy with three ambitions: a reduction in carbon intensity of international shipping by at least 40% by 2030, compared to 2008; an uptake of zero or near-zero GHG emission technologies, fuel and/or energy sources to represent at least 5%, striving for 10%, of the energy used by 2030; and, GHG emissions from international shipping to reach net zero by or around 2050. The strategy also set out indicative checkpoints, both relative to 2008, including a reduction of the total annual GHG emissions from international shipping by at least 20%, striving for 30%, by 2030, and by at least 70%, striving for 80%, by 2040. The IMO also decided to develop a basket of measures to support the revised ambitions consisting of two parts: a technical element which will be a goal-based marine fuel standard regulating the phased reduction of marine fuel GHG intensity, and an economic element which may be some form of a maritime GHG emissions pricing mechanism. The IMO will continue to develop these measures and according to the agreed timeline, the measures are expected to be adopted in late 2025 and enter into force in around mid-2027.

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

We refer you to “—Our Business Strategy and Competitive Strengths — Our Commitment to Sustainability” for information related to our sustainability strategy.

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

We continue to work directly with the CDC Maritime Unit as well as other health regulatory authorities, such as E.U. Healthy Gateways, to adjust our infectious disease (e.g., COVID-19, influenza, and norovirus) response protocols.

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

SOLAS requires that all cruise ships are certified as having safety procedures that comply with the requirements of the ISM Code. All of our ships are certified as to compliance with the ISM Code. Each such certificate is granted for a five-year period and is subject to periodic verification.

The SOLAS requirements are amended and extended by the IMO from time to time. For example, the International Port and Ship Facility Code (“ISPS Code”) was adopted by the IMO in December 2002 with the goal of strengthening maritime security by placing new requirements on governments, port authorities and shipping companies.

Amendments to SOLAS required that ships constructed in accordance with pre-1974 SOLAS requirements install automatic sprinkler systems. IMO also adopted an amendment to SOLAS which requires partial bulkheads on stateroom balconies to be of non-combustible construction. The SOLAS regulation implemented Long-Range Identification and Tracking. All our ships are in compliance with the requirements of SOLAS as amended and/or as applicable to the keel-laying date.

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

In addition, our brands have a legal requirement to maintain security guarantees based on cruise business originated from the U.K., and certain jurisdictions require us to establish financial responsibility to meet liability in the event of non-performance of our obligations to passengers from those jurisdictions. As of December 31, 2024, we have in place approximately £65.1 million of security guarantees for our brands as well as a consumer protection policy covering up to £141.1 million. The Company has provided approximately $1.4 million in cash to secure all the financial security guarantees required.

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

For 2024, 2023 and 2022, both Regent and Oceania Cruises relied on NCLH’s ability to meet the requirements necessary to qualify for the benefits of Section 883 as discussed above.

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

On December 27, 2023, the Corporate Income Tax Act 2023 (“the Bermuda Act”) was enacted in Bermuda. Under the Bermuda Act, the corporate income tax will be determined based on a statutory tax rate of 15% effective for fiscal years beginning on or after January 1, 2025. The corporate income tax will apply only to Bermuda tax resident businesses that are part of multinational enterprise groups with €750 million or more in annual revenues in at least two of the four fiscal years immediately preceding the year in question. Although the Government of Bermuda has released limited guidance with respect to specific provisions of the Bermuda Act, it is anticipated that further administrative guidance as well as regulatory guidance will be released over the course of the 2025 calendar year and beyond.

As enacted, the Bermuda Act makes it clear that any corporate income tax liability is due regardless of the above assurances under the Exempted Undertakings Protection Act 1966. Therefore, NCLH, NCLC and their Bermuda subsidiaries became subject to the Bermuda corporate income tax effective as of January 1, 2025.

The Bermuda Act provides for an international shipping income exclusion. In order for a Bermuda entity’s international shipping income to qualify for the exclusion, the entity must demonstrate that the strategic or commercial management of all ships concerned is effectively carried on from or within Bermuda. NCLH believes it met the necessary requirements to qualify for the international shipping income exclusion during 2024.

Additionally, the Bermuda Act provides for companies to be able to offset 80% of their Bermuda taxable income with any tax loss deductions available on an annual basis. The Bermuda Act provides for opening tax loss carryforwards based on the Bermuda taxable income (loss) results of the individual Bermuda entities in the five fiscal years prior to the enactment date, which includes the 2020 through 2024 calendar years for Norwegian. These tax loss carryforwards can be carried forward indefinitely. Refer to Note 12 – “Income Taxes” for more information.

U.K. Income Taxation

Some of our subsidiaries which are incorporated in the U.K. are subject to normal U.K. corporation tax.

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

Changes in Tax Laws

The various tax regimes to which we are currently subject result in a relatively low effective tax rate on our worldwide income. These tax regimes, however, are subject to change, possibly with retroactive effect. Legislation has been proposed in the past that would eliminate the benefits of the exemption from U.S. federal income tax under Section 883 and subject all or a portion of our shipping income to taxation in the U.S. Moreover, we may become subject to new tax regimes and may be unable to take advantage of favorable tax provisions afforded by current or future law. For example, the OECD and numerous jurisdictions have had an increased focus on issues concerning the taxation of multinational businesses and have adopted several related reforms including the implementation of a global minimum tax rate of at least 15% for large multinational businesses that was effective January 1, 2024 or later, which could have a negative effect on our business, financial condition and results of operations. As a result of these developments in global tax reform, during the fourth quarter of 2023, the Company realigned its organizational structure in Bermuda due to the inclusion of the international shipping income exclusion in the Bermuda Act, which we believe provides an ability for the Company to exempt a significant amount of its income from Bermuda income tax. We expect global tax reform will continue to evolve over the coming years, and we will continue to monitor any new developments and assess impacts to the Company.

Human Capital

Our people are the driving force of our past, current and future success. We aim to empower our team members worldwide, providing them opportunities to grow and develop, and comprehensive benefits that support them to thrive both physically and mentally. We believe this commitment to empower people allows us to attract and retain top talent, while simultaneously providing robust career development opportunities that ultimately result in significant value to our Company.

In 2024, the Company announced our Charting the Course strategy, setting People Excellence as the first strategic pillar furthering our commitment to fostering a culture based on our value anchors of Collaboration, Innovation, Transparency and Passion while supporting our team members to reach their full potential. We believe this commitment ultimately results in significant value to our Company and its shareholders.

Team Members

As of December 31, 2024, we employed approximately 5,200 full-time employees worldwide in our shoreside operations and approximately 36,500 shipboard employees. Regent and Oceania Cruises’ ships use a third party to provide additional hotel and restaurant staffing onboard. We refer you to “Item 1A—Risk Factors— Our failure or inability to recruit or retain qualified personnel or the loss of key personnel or employee relations issues may materially adversely affect our business, financial condition and results of operations” for more information regarding our relationships with union employees and our collective bargaining agreements that are currently in place.

Compensation and Benefits

Critical to our success is identifying, recruiting and retaining top talent and incentivizing existing and future team members. We attract and retain talented team members by offering competitive compensation and benefits. Our pay-for-performance compensation philosophy for our shoreside team is based on rewarding each team member’s individual contributions. We use a combination of fixed and variable pay components including base salary, bonus, equity, commissions and merit increases. We maintain a long-term incentive plan for our manager-level team members and above that allows us to provide share-based compensation to enhance our pay-for-performance culture and to support our attraction, retention and motivational goals. We have established an $18 per hour minimum wage for our non-commission U.S.-based shoreside employees. We also issued an appreciation bonus of up to 10 days of pay to non-management employees not eligible under other bonus or incentive programs. The Company also consistently reviews salary levels in order to remain competitive in recruiting and retaining talent for shoreside and shipboard employees. We believe our compensation programs for our shipboard team are competitive and for the majority of this team, negotiated with various unions and documented in collective bargaining agreements.

The success of our Company is connected to the well-being of our team members, such that we offer a competitive benefits package including physical, financial and emotional well-being benefits. We offer our full-time U.S. shoreside team members a choice of Company-subsidized medical and dental programs to meet their needs and those of their families. In addition, we offer health savings and flexible spending accounts, vision cover, paid time off, employee assistance programs, short term disability and voluntary long-term disability insurance, term life and business travel insurance. We offer a 401(k) retirement savings plan and education assistance benefits. In 2024, following feedback from employees, we announced the increase of our 401(k) company match cap for 2025. Our benefits vary by location and are designed to meet or exceed local requirements and to be competitive in the marketplace. As we strive to be an employer of choice, the Company continues with a 4/1 flexible work model for shoreside team members globally. The flexible model allows most employees to work in-office Monday through Thursday and remotely on Friday.

We proudly offer Family Care Benefits to our eligible shoreside employees that includes paid leave at 100% of an employee’s salary for maternity, paternity, and adoption leaves. Family planning assistance for fertility/surrogacy services and adoption support are also offered. In 2024, As a result of productive focus groups and listening sessions that took place with workplace parents, enhancements to NCLH’s Family Care Benefits, particularly the maternity program, were reviewed and approved for implementation in 2024. A maternity return to work transition program was established to provide a smooth transition to the office following the medical leave. We also introduced a new free women’s menopause support benefit to our team members. In 2024, we opened a new onsite clinic at our corporate headquarters to make healthcare more accessible and convenient for our team members, offering a range of services from physical exams, immunizations, basic diagnostic testing, and low-cost prescription medication.

The Company continues to offer a robust team member Norwegian cruise benefit to our full time shoreside team members which offers 95% off one cruise per year, along with substantial discounts for additional cruises. Our cruise benefit programs were further enhanced for team member’s friends and family across our brands.

We continue to offer the NCLH Wellness at Sea program to all shipboard team members, creating a wellness-conscious work environment on the vessels. We are committed to providing crew members with guidelines, resources, and activities for educational purposes and to guide them to achieve optimal wellness. Topics in this initiative address, for example, nutrition, physical activity, sleep and stress management and alcohol and tobacco awareness.

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

In 2024, we enhanced our learning and development program, by offering all shoreside team members access to premiere online learning for a wide range of personal development courses at their own pace. We also launched our new NCLH Executive Academy for our shoreside officers, supporting our Charting the Course strategy and development of key leadership attributes identified in our talent review process. The cohort learning program is delivered in six modules by experienced university faculty.

Shipboard team members have the opportunity to learn the skills and responsibilities of another position in a different department, either to increase their effectiveness in the Company, or to give them the opportunity to shift their career path.

Retention and Engagement

We have a history of strong retention rates across our shoreside and shipboard teams which we attribute to our culture that allows our team members to thrive and achieve their career goals. For the full year of 2024, the Company experienced its highest shoreside voluntary retention rate as compared to the prior four years.

Exceptional team members continue to be recognized by a robust annual Award of Excellence recognition program which acknowledges and rewards individual team members and teams for their demonstration of Company values. In 2024, the Award of Excellence winners were celebrated by the NCLH President & CEO and senior leadership team onboard Regent Seven Seas Mariner. We have also continued the Kloster Visionary Award which honors the Company’s founder, Knut Kloster, by recognizing a shipboard or shoreside team member whose spirit of innovation follows in the footsteps of this visionary. In 2024, we also recognized the first Kloster Visionary Team, which recognizes exceptional innovative teamwork. Through the shipboard Vacation Hero Awards program, shipboard supervisors and management recognize select shipboard team members that have proven to be outstanding in selected categories. This award program is designed to provide recognition and promote total guest satisfaction by encouraging and rewarding team members for demonstrating excellence in service, teamwork, attitude, and leadership.

Ports and Facilities

We own a private island in The Bahamas, Great Stirrup Cay, which we utilize as a port-of-call on certain itineraries. We also own and operate a cruise destination in Belize, Harvest Caye, which we introduced in November 2016. We have developed, in conjunction with Port Miami, a new terminal, which is our primary facility at the port. In addition, we have entered into various agreements relating to port or berthing rights for our ships, which include the following:

●	an agreement with the Government of Bermuda whereby we are permitted weekly calls in Bermuda through 2037 from east coast ports in the United States of America.
●	contracts with the Port of New Orleans, Port Canaveral, New York City Economic Development Corporation (Manhattan Cruise Terminal), A.J. Juneau Dock, Ogden Point Cruise Ship Terminal in Victoria, British Columbia, Port of Southampton, ITM, and various Hawaiian ports pursuant to which we receive preferential berths to the exclusion of other vessels for certain specified days of the week at the terminals.
●	a concession permit with the U.S. National Park Service whereby our ships are permitted to call on Glacier Bay during each summer cruise season through September 30, 2029.
●	an agreement with the British Virgin Islands Port Authority granting priority berthing rights for a 15-year term through April 2030 with options to extend the agreement for two additional five-year terms.
●	an agreement with the West Indian Company Limited granting priority berthing rights in St. Thomas for a 10-year term through September 2026.
●	an agreement with the Port of Seattle for a 15-year lease through October 2030 with an option to extend the agreement for an additional five years.
●	an agreement with the Huna Totem Corporation that includes preferential berthing rights, for which a second pier in Icy Strait Point, Alaska has been developed.
●	a 30-year preferential berthing agreement with Ward Cove Dock Group, LLC, who has constructed a new double ship pier in Ward Cove, Ketchikan, Alaska. The pier has been built to simultaneously accommodate two of Norwegian Cruise Line’s 4,000 passenger Breakaway Plus Class Ships.
●	an agreement with the Jacksonville Port Authority granting berthing rights in Jacksonville, Florida for a 4-year term through September 2028.
●	an agreement with Glacier Creek Development, LLC for construction and operation of a cruise terminal and related berthing facilities in Whittier, Alaska, expected to be operational for the 2025 season.
●	an agreement with the Board of Trustees of the Galveston Wharves for the development of a cruise terminal in Galveston, Texas to be operational in 2025.
●	an agreement with AAK’W Landing LLC for the development of berthing facilities in Juneau Alaska, expected to be operational in 2027.
●	an amended agreement with PortMiami, which among other benefits, extends our daily preferential berthing rights to Terminals B and C until 2058 with two five-year extensions at our discretion; transfers parking operations, management and revenue collection of the existing Garage B to the Company; and affords NCLH the development and operating rights to a new parking facility until 2058 with two five-year extensions at our discretion.

Available Information

We file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and other information with the SEC. The SEC maintains an internet site at http://www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

We also maintain an Internet site at https://www.nclhltd.com. We will, as soon as reasonably practicable after we electronically file or furnish our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-

K, proxy statements and amendments to those reports, if applicable, make available such reports free of charge on our website. Our website also contains other items of interest to our investors, including, but not limited to, investor events, press and earnings releases and sustainability initiatives.

Information about our Executive Officers

The following table sets forth certain information regarding NCLH’s executive officers as of February 17, 2025.

Name	Age	Position
Harry Sommer	57	Director, President and Chief Executive Officer
Mark A. Kempa	53	Executive Vice President and Chief Financial Officer
David Herrera	53	President, Norwegian brand
Jason M. Montague	51	Chief Luxury Officer, Oceania Cruises and Regent brands
Patrik Dahlgren	48	Executive Vice President, Chief Vessel Operations and Newbuild Officer
Daniel S. Farkas	56	Executive Vice President, General Counsel, Chief Development Officer and Secretary
Faye L. Ashby	53	Senior Vice President and Chief Accounting Officer

All the executive officers listed above hold their offices at the pleasure of our Board of Directors, subject to rights under any applicable employment agreements. There are no family relationships between or among any directors and executive officers.

Harry Sommer has served as President and Chief Executive Officer and a director of the Company since July 2023 and as President and Chief Executive Officer – Elect from April 2023 through June 2023. Prior to that, he served as President and Chief Executive Officer, Norwegian Cruise Line, from January 2020 through March 2023 and was President, International, from January 2019 to January 2020. Prior to that, he served as Executive Vice President, International Business Development from May 2015 to January 2019. From February 2015 until May 2015, he served as Executive Vice President and Chief Integration Officer for NCLH. Mr. Sommer previously served as Senior Vice President and Chief Marketing Officer of PCI from October 2013 until February 2015, Senior Vice President, Finance, and Chief Information Officer of PCI from September 2011 until October 2013 and Senior Vice President, Accounting, Chief Accounting Officer and Controller of PCI from August 2009 until August 2011. Prior to joining PCI, Mr. Sommer was the co-founder and President of Luxury Cruise Center, a high-end travel agency from 2002 to 2008. Mr. Sommer also served as Vice President, Relationship Marketing for Norwegian Cruise Line from 2000 to 2001. Mr. Sommer holds an M.B.A. from Pace University and a B.B.A. from Baruch College and is a Certified Public Accountant (inactive license).

Mark A. Kempa has served as Executive Vice President and Chief Financial Officer since August 2018. Prior to that, he served as Interim Chief Financial Officer from March 2018 to August 2018 and as NCLH’s Senior Vice President, Finance, from November 2014 to August 2018. From September 2008 to November 2014, he served as Vice President, Corporate and Capital Planning, and was an instrumental figure in the completion of NCLH’s IPO in 2013 and the acquisition of PCI in 2014. From January 2007 to August 2008, he served as Director, Corporate and Capital Planning. From January 2003 to December 2006, he served as Director, Newbuild Cost and Control. In this role, he spent almost three years representing the financial interests of the Company’s expansive newbuild program while positioned overseas in Germany. From May 1998 to December 2002, he served in various roles in accounting and internal audit. Prior to joining the Company, Mr. Kempa served as the Assistant Controller for International Voyager Media, a travel portfolio company. Mr. Kempa holds a Bachelor’s degree in Accounting from Barry University.

David Herrera has served as President of Norwegian Cruise Line since April 2023. Prior to that, he served as the Chief Consumer Sales and Marketing Officer for Norwegian Cruise Line from October 2021 to March 2023. Prior to that, he served as Senior Vice President, Consumer Research for Norwegian Cruise Line from May 2020 to October 2021, Senior Vice President, Brand Finance and Strategy from August 2018 to October 2021, Senior Vice President, Strategy and Corporate Development from February 2018 through July 2018, President of NCLH China, from November 2015 to February 2018 and Senior Vice President, Strategy and Business Development from May 2015 to November 2015. Prior to the acquisition of PCI, Mr. Herrera served as a Senior Advisor to the Chief Executive Officer of PCI from 2012 through 2014. Prior to that, he was the founder and managing partner of Eastside Financial Group, a private investment firm, where he invested in and advised private companies, a Vice President at Sanford C. Bernstein, where he advised high net worth families and endowments on financial matters, Vice President of Marketing, Finance and Reinsurance for Markel Corporation, and an investment banker at Goldman, Sachs & Co. in the Financial Institutions Group. Mr. Herrera proudly served in the U.S. Army National Guard in Florida, Texas and New York. Mr. Herrera has a B.B.A. from Stetson University and an M.B.A. from the Tuck School of Business at Dartmouth College.

Jason M. Montague has served as the Chief Luxury Officer of NCLH, overseeing the Oceania Cruises and Regent brands, since February 17, 2025. He has been a Special Advisor to the Company since January 1, 2023. He previously served as President and Chief Executive Officer of the Regent brand from September 2016 through December 2022. In this role, he was responsible for financial and day-to-day operations of the Regent brand. Previously, he served as President and Chief Operating Officer for the Oceania Cruises and Regent brands from December 2014 until September 2016, where he successfully oversaw the launch of Sirena for the Oceania Cruises brand and the Seven Seas Explorer for the Regent brand. Prior to that, he served as Executive Vice President and Chief Integration Officer for NCLH during the acquisition of PCI. Before the acquisition by NCLH, he served as Chief Financial Officer and Executive Vice President for PCI, from September 2010 until November 2014. During his 12-year tenure at PCI, Mr. Montague helped build the business plan for the launch of Oceania Cruises in 2002, including oversight for the purchase of its initial three R-class vessels, was involved with the equity investment by Apollo Global Management, LLC and acquisition of Regent Seven Seas Cruises, and drove financing and delivery of Oceania Cruises’ newbuilds, Marina and Riviera. Mr. Montague served as Oceania Cruises’ Vice President and Treasurer from 2004 to 2007 and Senior Vice President of Finance from 2008 to 2010. Prior to joining Oceania Cruises, Mr. Montague operated a successful consulting practice focused on strategic planning and development of small to medium-sized companies. Previously, he held the position of Vice President, Finance for Alton Entertainment Corporation, a brand equity marketer that was majority owned by the Interpublic Group of Companies. Mr. Montague holds a B.B.A. in Accounting from the University of Miami.

Patrik Dahlgren has served as the Executive Vice President, Chief Vessel Operations and Newbuild Officer for NCLH since August 2024 and as Executive Vice President, Vessel Operations since June 2023. Prior to that, he held the following positions at Royal Caribbean Group: Senior Vice President, Global Marine Operations from May 2017 to June 2022, Vice President of Technical Operations from August 2013 to May 2017, Director of Newbuild and Innovation from June 2011 to August 2013 and Master, Captain of cruise ships from 1999 to June 2011. Mr. Dahlgren has a B.S. in Nautical Science, Master Mariner from Linnaeus University.

Daniel S. Farkas has served as Executive Vice President and General Counsel of NCLH since January 2019 and became Chief Development Officer of NCLH in April 2023. He has served as Secretary for the Company since March 2024 and as Assistant Secretary of the Company from 2013 until March 2024. Since Mr. Farkas joined the Company in January 2004, he has held the positions of Secretary from 2010 to 2013, Senior Vice President and General Counsel from 2008 through 2018, Vice President and Assistant General Counsel from 2005 to 2008, and Assistant General Counsel from 2004 to 2005 and was instrumental in the Company’s IPO and the acquisition of PCI. Mr. Farkas was formerly a partner in the Miami offices of the law firm Mase and Gassenheimer specializing in maritime litigation. Before that he was an Assistant State Attorney for the Eleventh Judicial Circuit in and for Miami-Dade County, Florida. Mr. Farkas currently serves as Chairman of the Operations Committee of the Florida-Caribbean Cruise Association, Chairman of the board of directors of the Cruise Industry Charitable Foundation and on the board of directors of the Steamship Mutual Underwriting Association Limited. Mr. Farkas earned a B.A., cum laude, in English and American Literature from Brandeis University and a J.D. from the University of Miami.

Faye L. Ashby has served as Senior Vice President and Chief Accounting Officer of NCLH since February 2016. She joined NCLH as Controller in November 2014 after the acquisition of PCI and served in that position until February 2016. From January 2012 to November 2014, Ms. Ashby served as Controller for PCI, where she managed and developed the Accounting and External Financial Reporting teams. From March 2010 to December 2011, Ms. Ashby held the position of Senior Director of Financial Reporting with PCI, where she started the Financial Reporting Department and was responsible for the preparation of annual financial statements, coordination of external audits and researching technical accounting issues. Before joining PCI, Ms. Ashby was a Senior Manager at the international public accounting firm of Deloitte. She has an M.B.A. and B.B.A. with concentrations in accounting from the University of Miami and is a Certified Public Accountant in Florida.

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

Certain of our debt facilities include maintenance and financial covenants. For example, under the Seventh ARCA, we are required to maintain a loan to value ratio of less than 0.70 to 1.00. Financial covenants include free liquidity of no less than $250,000,000 at all times, an EBITDA to consolidated debt service ratio of at least 1.25 to 1.00 at the end of each fiscal quarter unless free liquidity is greater than or equal to $300,000,000 at that time and a total net funded debt to total capitalization ratio. If we expect to not be in compliance, we would expect to seek waivers from the lenders under these facilities or renegotiate these facilities prior to any covenant violation.

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

If we raise additional funds by issuing debt, we may be subject to limitations on our operations due to restrictive covenants, which may be more restrictive than the covenants in our existing debt agreements, and we may be required to further encumber our assets. We may not have sufficient available collateral to pledge to support additional financing. If adequate funds are not available on acceptable terms, or at all, we may be unable to fund our operations or respond to competitive pressures, which could negatively affect our business. Our credit ratings, which have been downgraded in the past, could be downgraded again in the future, which could have an impact on the availability and/or cost of financing. In addition, we may conclude that there is a substantial doubt about our ability to operate as a going concern, which could have additional effects on our credit ratings and the availability and/or cost of financing. There can be no assurance that our ability to access the credit and/or capital markets will not be adversely affected by changes in the financial markets and the global economy. If we are not able to fulfill our liquidity needs through operating cash flows and/or borrowings under credit facilities or otherwise in the capital markets, our business and financial condition could be adversely affected and it may be necessary for us to reorganize our company in its entirety, including through bankruptcy proceedings, and our shareholders may lose their investment in our ordinary shares.

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

A substantial portion of our cash flow from operations is dedicated to the repayment of our indebtedness, which may limit our available funds for other business functions and strategic opportunities and may make us more vulnerable to downturns in our business, the economy and the industry in which we operate. We may not be able to generate sufficient cash to service our indebtedness, and we may be forced to take other actions to satisfy our obligations under our indebtedness, including refinancing our indebtedness, which may not be successful. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations.

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

Any potential impairment of our trade names or goodwill could adversely affect our financial condition and operating results.

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

We believe that attractive port destinations are a major reason why guests choose to go on a particular cruise or on a cruise vacation. The availability of ports is affected by a number of factors, including, but not limited to, health, safety, and environmental concerns, existing capacity constraints, security, adverse weather conditions and natural disasters such as hurricanes, floods, typhoons and earthquakes, financial limitations on port development, political instability, armed conflicts, exclusivity arrangements that ports may have with our competitors, governmental regulations, including sanctions, and fees, local community concerns about port development and tourism. For example, currently and in the past, regulatory changes, disease outbreaks resulting in a global pandemic, armed conflicts and damages to ports from hurricanes have prohibited our cruise voyages from visiting certain regions. Certain ports have also significantly increased fees related to cruise visits, affecting the profitability of visiting those destinations. There can be no assurance that our ports of call will not be similarly affected in the future. Due to environmental and over-crowding concerns, some local governments have begun to take measures to limit the number of cruise ships and passengers allowed at certain destinations. Limitations on the availability of ports of call or on the availability of shore excursions and other service providers at such ports have adversely affected our business, financial condition and results of operations in the past and could do so in the future.

We rely on scheduled commercial airline services for passenger and crew connections. Increases in the price of, or major changes, significant delays and disruptions, or reduction in, commercial airline services has, and could in the future, disrupt our operations.

A number of our passengers and crew depend on scheduled commercial airline services to transport them to ports of embarkation for our cruises. Increases in the price of airfare due to increases in fuel prices, fuel surcharges, changes in commercial airline services as a result of health and safety events, strikes or other staffing shortages, weather or other events, or the lack of availability due to schedule changes or a high level of airline bookings has and could adversely affect our ability to transport guests and crew to or from our ships and thereby increase our cruise operating expenses which, in turn, has an adverse effect on our financial condition and results of operations. For example, many commercial airlines reduced services, experienced staffing shortages and suffered other disruptions due to the COVID-19 pandemic and other macroeconomic conditions. COVID-19-related regulations also prevented us from using commercial airline services to transport our crew members to and from our ships, which resulted in increased costs to our Company.

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

Armed conflicts have also impacted, and could in the future impact, our profitability and product offering by limiting the destinations to which we can travel and our operations by making it more difficult to source crew members, guests and third-party vendors from affected regions and making it more difficult or costly to source goods we need to run our operations or to build or maintain our ships. Further, armed conflicts have contributed to extreme volatility in the global financial markets and have had, and may continue to have, further global economic consequences, including disruptions of the global supply chain and energy markets and heightened volatility of commodity fuel prices. Such volatility or disruptions have had, and may continue to have, adverse consequences to our business, our suppliers and our customers. If the equity and credit markets deteriorate, including as a result of political unrest or war, it may make any necessary debt or equity financing more difficult to obtain in a timely manner or on favorable terms, more costly or more dilutive. Our business, financial condition and results of operations may be materially and adversely affected by any negative impact on the global economy, capital markets or commodity fuel prices resulting from armed conflicts and other geopolitical tensions.

Public health crises have had, and may in the future have, a significant impact on our financial condition, results, operations, outlook, plans, goals, growth, reputation, cash flows, liquidity, demand for voyages and share price.

Public health crises have, in the past, and could in the future, have significant negative impacts on all aspects of our business. We have been, and may in the future be, subject to heightened governmental regulations, travel advisories, travel bans and restrictions that have and could significantly impact our global guest sourcing and our access to various ports of call around the globe. We have had instances of disease outbreaks on our ships and there is no guarantee that the health and safety protocols we implement will be successful in preventing the spread of infectious disease onboard our ships and among our passengers and crew. We have been and may in the future be the subject of lawsuits and investigations stemming from outbreaks of infectious disease. We cannot predict the number or outcome of any such proceedings and the impact that they will have on our financial results, but any such impact may be material.

Epidemics, pandemics and viral outbreaks or other wide-ranging public health crises in the future would likely also adversely affect our business, financial condition and results of operations. For example, In March 2020, we implemented a voluntary suspension of all cruise voyages across our three brands due to the COVID-19 pandemic. We began resuming cruise voyages in July 2021 in a phased manner and completed the phased relaunch of our entire fleet in early May 2022. This caused significant costs and lost revenue as a result of, among other things, the suspension of cruise voyages, implementation of additional health and safety measures, reduced demand for cruise vacations, guest compensation, itinerary modifications, redeployments and cancellations, travel restrictions and advisories, the unavailability of ports and/or destinations and protected commissions. We were also negatively impacted by adverse impacts to our travel agencies and suppliers due to COVID-19, and we may experience similar impacts in the event of a future pandemic or other public health crises.

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

The adverse impact of general economic and related factors, such as fluctuating or increasing levels of interest rates, inflation, unemployment, underemployment and the volatility of fuel prices, declines in the securities and real estate markets and perceptions of these conditions can decrease the level of disposable income of consumers or consumer confidence. The demand for cruises is affected by international, national and local economic conditions.

The demand for cruises is affected by international, national, local and other macroeconomic conditions. Adverse changes in the perceived or actual economic climate in North America or globally, such as the volatility of fuel prices, higher interest rates, stock and real estate market declines and/or volatility, more restrictive credit markets, higher unemployment or underemployment rates, inflation, higher taxes, changes in governmental policies and political developments impacting international trade, trade disputes, increased tariffs or customers’ willingness to travel with us, could reduce the level of discretionary income or consumer confidence in the countries from which we source our guests. Consequently, this may negatively affect demand for cruise vacations in these countries, which are a discretionary purchase. Decreases in demand for cruise vacations could result in price discounting or lower Occupancy Percentages, which, in turn, could reduce the profitability of our business. In addition, these conditions could also impact our suppliers, which could result in disruptions in our suppliers’ services and financial losses for us.

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

Fuel expense is a significant cost for our Company. We have implemented a strategy to contract with fuel providers at most ports, with a market-driven pricing structure to support our itineraries. Increases in fuel costs are predicted for the upcoming years as new regulatory requirements become effective, causing demand for alternative fuels to grow at a faster pace than the supply infrastructure development. We are actively exploring alternative fuel solutions as regulatory requirements develop to facilitate compliance while working on fuel cost increase protection tools for additional spend mitigation, but we may not be successful in these efforts.

We are also required to use alternate fuel sources as regulations aimed at reducing carbon intensity have been introduced and we may choose to use alternative fuels in order to achieve any emissions reduction targets we have and may in the future adopt. For example, the IMO adopted two requirements that went into effect in 2023, the Carbon Intensity Indicator and Energy Efficiency Ship Index, which each regulate carbon emissions for ships. The E.U. has included the maritime shipping sector in the scope of its Emissions Trading System, which regulates GHG emissions through a “cap and trade” principle, since January 2024. In addition, as of January 1, 2025, the FuelEU Maritime regulation is designed to promote the use of renewable, low-carbon fuels and clean energy technologies for ships, and mandates ships calling at E.U. ports gradually reduce the GHG intensity of their fuel usage. Under the FuelEU Maritime regulation, ships that have a higher GHG intensity than the requirement must pay a penalty. The penalty is progressively increased if the ship has a compliance deficit for two or more consecutive reporting periods. We could also experience increases in other cruise operating costs due to market forces and economic or political instability resulting from increases or volatility in fuel expense. Our hedging program may not be successful in mitigating higher fuel costs, and any price protection provided may be limited due to market conditions, including choice of hedging instruments, breakdown of correlation between hedging instrument and market price of fuel and failure of hedge counterparties. To the extent that we use hedge contracts that have the potential to create an obligation to pay upon settlement if fuel prices decline significantly, such hedge contracts may limit our ability to benefit fully from lower fuel costs in the future. Additionally, deterioration in our financial condition could negatively affect our ability to enter into new hedge contracts in the future.

Mechanical malfunctions and repairs, delays in our shipbuilding program, maintenance and refurbishments and the consolidation of qualified shipyard facilities could adversely affect our results of operations and financial condition.

The new construction, refurbishment, repair and maintenance of our ships are complex processes and involve risks similar to those encountered in other large and sophisticated equipment construction, refurbishment and repair projects. Our ships are subject to the risk of mechanical failure or accident, which we have occasionally experienced and have had to repair. For example, in the past we have had to delay or cancel cruises due to mechanical issues on our ships. There can be no assurance that we will not experience similar events in the future. If there is a mechanical failure or accident in the future, we may be unable to procure spare parts when needed or make repairs without incurring material expense or suspension of service, especially if a problem affects certain specialized maritime equipment, such as the radar, a pod propulsion unit, the electrical/power management system, the steering gear or the gyro system. Limited capacity and availability of shipyards and related subcontractors, including a lack of viable Dry-dock facilities in the Western Hemisphere, could impact our ability to construct or repair ships as needed. Delays or mechanical faults may result in cancellation of cruises and/or necessitate unscheduled Dry-docks and repairs of ships.

In addition, availability, work stoppages, insolvency or financial problems in the shipyards’ construction, refurbishment or repair of our ships, other “force majeure” events that are beyond our control and the control of shipyards or subcontractors, or changes to technical specifications due to regulatory changes, sustainability initiatives or other strategic initiatives could also delay or prevent the newbuild delivery, refurbishment and repair and maintenance of our ships. Any termination or breach of contract following such an event may result in, among other things, the forfeiture of prior deposits or payments made by us, potential claims and impairment of losses. A significant delay in the delivery of a new ship, or a significant performance deficiency or mechanical failure of a new ship could also have an adverse effect on our business. The impacts of global events including armed or geopolitical conflicts and pandemics, a lack of viable Dry-dock facilities, modifications the Company plans to make to its newbuilds, including initiatives to improve environmental sustainability, and other macroeconomic events have resulted in some delays in expected ship deliveries, and may result in additional delays in ship deliveries in the future, which may be prolonged. The consolidation of the control of certain European cruise shipyards could result in higher prices for the construction of new ships and refurbishments and could limit the availability of qualified shipyards to construct new ships. Also, the lack of qualified shipyard repair facilities could result in the inability to repair and maintain our ships on a timely basis. Any occurrence that prevented such third party from continuing to oversee such projects or substantially increased the costs related to such oversight could have an adverse effect on our operations. These potential events and the associated losses, to the extent that they are not adequately covered by contractual remedies or insurance, could adversely affect our results of operations and financial condition.

Conducting business internationally may result in increased costs and risks.

We operate our business internationally and plan to continue to develop our international presence. Operating internationally exposes us to a number of risks, including political risks, risks of increases in duties, taxes and tariffs, risks relating to anti-bribery laws, as well as risks that laws and policies affecting cruising, vacation or maritime businesses, or governing the operations of foreign-based companies may change. Additional risks include imposition of trade barriers, withholding and other taxes on remittances and other payments by subsidiaries and changes in and application of foreign taxation structures, including value added taxes. If we are unable to address these risks adequately, our business, financial condition and results of operations could be materially and adversely affected.

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

There has been an increased focus on GHG and other emissions from global regulators, consumers and other stakeholders. Regulations addressing climate change that have already been adopted or are being considered, as described under “Risks Related to the Regulatory Environment in Which We Operate,” may have significant adverse impacts to our profitability and operations. In addition, concern about climate change may cause consumers to avoid certain kinds of travel including cruise and air travel, which could impact our ability to source guests. Increasing concerns about GHG emissions may attract scrutiny from investors and may make it more difficult and/or costly for us to raise capital. Our ships, port facilities, corporate offices and island destinations have in the past and may again be adversely affected by an increase in the frequency and intensity of adverse weather conditions caused by climate change. For example, certain ports have become temporarily unavailable to us due to hurricane damage and other destinations have either considered or implemented restrictions on cruise operations due to environmental concerns. We expect to make significant investments in technology, equipment and alternative fuels in order to achieve any climate-related targets we may set and to comply with climate-related regulations, and our profitability and operations may be adversely impacted by such investments. These investments may have costs beyond our expectations and may not ultimately benefit us as expected. The actions we take to meet our emissions reduction goals and requirements have in the past and may again result in delays to our shipbuilding program. Our ability to achieve our sustainability commitments and goals will depend on a number of variable factors, some of which are outside of our control. We may fall short of any sustainability goals we set, including those disclosed in this report, which may result in negative impacts to our reputation, financial condition and results of operations. Conversely, backlash against our sustainability initiatives and commitments may harm our reputation among other stakeholders and expose us to related liabilities.

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

Our use of artificial intelligence (“AI”) technologies may present business, compliance, and reputational risks.

We use AI technologies in some of our business processes, including some consumer-facing features. Developing our own AI technologies requires resources to develop, test, and maintain such technologies, which could be costly. Adding AI technologies, especially generative AI, in both new and existing business processes may introduce additional risks, including increased governmental or regulatory scrutiny, litigation, compliance issues, ethical concerns, as well as other factors that could adversely affect our business, reputation, and financial results. Specifically, using AI technologies may lead to accuracy issues, security vulnerabilities, or biases, among other things, which may compromise data security, intellectual property, or client information, and adversely impact our reputation, business, financial condition and results of operations. We may also fail to adopt AI technologies at an appropriate pace, which could put us at a competitive disadvantage.

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

Increasingly stringent and complex international, federal, state, and local laws and regulations addressing environmental protection and health and safety of workers could affect our operations. The IMO, a United Nations agency with responsibility for the safety and security of shipping and the prevention of marine pollution by ships, the Council of the European Union, individual countries, the United States, and individual states have implemented and are considering, new laws and rules to manage cruise ship operations. Many aspects of the cruise industry are subject to international treaties such as SOLAS, an international safety regulation, MARPOL, IMO’s requirements governing environmental protection, and STCW, an IMO regulation governing ship manning. In the United States, the EPA and the U.S. Coast Guard both have regulations addressing cruise ship operations.

The U.S. and various state and foreign government and regulatory agencies have enacted or are considering new environmental regulations and policies aimed at restricting or taxing emissions, including those of greenhouse gases, requiring the use of low-sulfur fuels, requiring the use of shore power while in port, increasing fuel efficiency requirements, reducing the threat of invasive species in ballast water, and improving sewage and greywater-handling capabilities. For example, in 2021, the IMO adopted two requirements that went into effect in 2023, the Carbon Intensity Indicator (the “CII”) and Energy Efficiency Ship Index (the “EEXI”), which each regulate carbon emissions for ships. The CII is an operational metric designed to measure how efficiently a ship transports goods or passengers by looking at carbon dioxide emissions per nautical mile. Ships are given an annual rating from A to E with a C or better required for compliance. For ships that receive a D rating for three consecutive years, or an E rating for one year, a corrective action plan will need to be developed and approved. Beginning in 2023, ships are now required to reduce carbon intensity by 5% from a 2019 baseline, with 2% incremental improvements each year thereafter until 2030. The EEXI is a design re-certification requirement that updates energy efficiency requirements for existing ships and regulates carbon dioxide emissions related to installed engine power, transport capacity and ship speed. The maritime shipping sector has been included in the E.U.’s Emissions Trading System since the beginning of 2024. Under the directive ships over 5,000 Gross Tons that transport passengers or cargo to or from E.U. member state or EEA ports are required to purchase and surrender emissions allowances equivalent to emissions for all or a half of a covered voyage, depending on whether the voyage was between two E.U. or EEA ports or an E.U. or EEA and a non-E.U. or EEA port. The requirements are being phased in from 2024 to 2026. Beginning in 2024, covered entities are required to procure and surrender allowances equivalent to 40% of their carbon emissions, with the amount increasing to 70% of carbon emissions in 2025 and 100% of GHG emissions in 2026.

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

We believe and have taken the position that our income that is considered to be derived from the international operation of ships as well as certain income that is considered to be incidental to such income (“shipping income”) is exempt from U.S. federal income taxes under Section 883, based upon certain assumptions as to shareholdings and other information as more fully described in “Item 1—Business—Taxation.” The provisions of Section 883 are subject to change at any time, possibly with retroactive effect.

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

The various tax regimes to which we have historically been subject result in a relatively low effective tax rate on our worldwide income. These tax regimes, however, are subject to change, possibly with retroactive effect. For example, the OECD and numerous jurisdictions have had an increased focus on issues concerning the taxation of multinational businesses and have adopted several related reforms, including the implementation of a global minimum tax rate of at least 15% for large multinational businesses that was effective January 1, 2024 or later, which could have a material adverse effect on our aggregate tax liability and effective tax rate. During the fourth quarter of 2023, in response to the OECD’s BEPS 2.0 Pillar 2 global tax reform, the Company restructured its organizational structure by realigning many of its operations across its three different brands into a single jurisdiction, Bermuda. In connection with the reorganization, among other steps, certain NCLH subsidiaries were redomiciled to Bermuda. If our assumptions and interpretations regarding the global minimum tax rules or our efforts to reorganize prove to be incorrect for any reason, our business, financial condition and results of operations could be materially adversely affected. We expect global tax reform will continue to evolve over the coming years and will continue to monitor these developments.

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

On December 27, 2023, the Bermuda Act was enacted in Bermuda. Under the Bermuda Act, the corporate income tax will be determined based on a statutory tax rate of 15% effective for fiscal years beginning on or after January 1, 2025. The corporate income tax will apply only to Bermuda tax resident businesses that are part of multinational enterprise groups with €750 million or more in annual revenues in at least two of the four fiscal years immediately preceding the year in question. Although the Government of Bermuda has released limited guidance with respect to specific provisions of the Bermuda Act, it is anticipated that further administrative guidance as well as regulatory guidance will be released over the course of the 2025 calendar year and beyond.

As enacted, the Bermuda Act makes it clear that any corporate income tax liability is due regardless of the above assurances under the Exempted Undertakings Protection Act 1966. Therefore, we expect to be subject to the Bermuda corporate income tax with effect from January 1, 2025. The Bermuda Act provides for an international shipping income exclusion. In order for a Bermuda entity’s international shipping income to qualify for the exclusion, the entity must demonstrate that the strategic or commercial management of all ships concerned is effectively carried on from or within Bermuda. We believe we have met the necessary requirements to qualify for the international shipping income exclusion during 2024, but we cannot provide any assurances. Additionally, the Bermuda Act provides for companies to be able to offset 80% of their Bermuda taxable income with any tax loss deductions available on an annual basis. The Bermuda Act provides for opening tax loss carryforwards based on the Bermuda taxable income (loss) results of the individual Bermuda entities in the five fiscal years prior to the enactment date, which includes 2020 through 2024 calendar years for the Company. If our assumptions and interpretations regarding the Bermuda Act prove to be incorrect for any reason, our business, financial condition, and results of operations could be materially adversely affected.

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

Our Company and certain of its subsidiaries are or may be subject to economic substance requirements in their jurisdictions of formation or continuation, including, but not limited to, Bermuda, Guernsey, Isle of Man, British Virgin Islands, The Bahamas and Saint Lucia. Pursuant to the legislation passed in each jurisdiction, entities subject to each jurisdiction’s laws that carry out relevant activities as specified in such laws, are required to demonstrate adequate economic substance in that jurisdiction and meet the economic substance requirements under such laws. In general terms, such economic substance requirements mean that: (i) the entity must be actually directed and managed in the jurisdiction; (ii) core income-generating activities relating to the applicable relevant activity must be performed in the jurisdiction; (iii) there are adequate suitably qualified employees in the jurisdiction; (iv) the entity maintains adequate physical presence in the jurisdiction; and (v) there is adequate operating expenditure incurred in the jurisdiction. We have evaluated the activities of NCLH, NCLC and their subsidiaries and have concluded that in some cases, those activities are “relevant activities” for the purposes of the applicable economic substance laws and that, consequently, certain entities within our organization will be required to demonstrate compliance with these economic substance requirements. We have in the past and may in the future be subject to increased costs and our management team may be required to devote significant time to satisfying economic substance requirements in certain of these jurisdictions. If such entities cannot demonstrate compliance with these requirements, we may be liable to pay penalties and fines in the applicable jurisdictions and/or may take the decision to re-domicile such entities to different jurisdictions that may have tax regimes and other regulatory regimes which may be less favorable.

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

NCLH does not currently pay dividends to its shareholders, and NCLH’s Board of Directors may never declare a dividend. Our existing debt agreements restrict, and any of our future debt arrangements may restrict, among other things, the ability of NCLH’s subsidiaries, including NCLC, to pay distributions to NCLH and NCLH’s ability to pay cash dividends to its shareholders. In addition, any determination to pay dividends in the future will be entirely at the discretion of NCLH’s Board of Directors and will depend upon our results of operations, cash requirements, financial condition, business opportunities, contractual restrictions, restrictions imposed by applicable law and other factors that NCLH’s Board of Directors deems relevant. We are not legally or contractually required to pay dividends. In addition, NCLH is a holding company and would depend upon its subsidiaries for their ability to pay distributions to NCLH to finance any dividend or pay any other obligations of NCLH. Investors seeking dividends should not purchase NCLH’s ordinary shares.

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

We engage third-party advisory firms to conduct assessments of the maturity of our security program and, among other measures, work to be Payment Card Industry compliant where required. We also maintain incident response procedures and business continuity and contingency plans and periodically hire third parties to conduct vulnerability analyses. We also compare our processes to standards set by the National Institute of Standards and Technology and/or International Organization for Standardization, as appropriate.

Governance

The Technology, Environmental, Safety and Security Committee of our Board of Directors oversees our programs and policies related to data protection and cybersecurity and receives updates on related risks from our Chief Information Security Officer on at least an annual basis, and more often as the circumstances require. The Audit Committee of our Board of Directors also receives updates, at least annually, from our Chief Information Officer and/or Chief Information Security Officer regarding cybersecurity and other information system compliance matters that may pose risks to our financial reporting or operations.

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

Item 2. Properties

Information about our cruise ships may be found under “Item 1—Business—Our Fleet” and “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

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

Holders

As of February 17, 2025, there were 282 record holders of NCLH’s ordinary shares. Since certain of NCLH’s ordinary shares are held by brokers and other institutions on behalf of shareholders, the foregoing number is not representative of the number of beneficial owners.

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

The following graph shows a comparison of the cumulative total return for our ordinary shares, the Standard & Poor’s 500 Composite Stock Index and the Dow Jones United States Travel and Leisure index. The Stock Performance Graph assumes that $100 was invested at the closing price of our ordinary shares on the NYSE and in each index on the last trading day of fiscal 2019. Past performance is not necessarily an indicator of future results. The stock prices used were as of the close of business on the respective dates.

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

If circumstances cause us to change our assumptions in making determinations as to whether ship improvements should be capitalized, the amounts we expense each year as repairs and maintenance costs could increase, partially offset by a decrease in depreciation expense. If we reduced our estimated weighted average ship service life by one year, depreciation expense for the year ended December 31, 2024 would have increased by $20.5 million. In addition, if our ships were estimated to have no residual value, depreciation expense for the same period would have increased by $89.7 million. We believe our estimates for ship accounting are reasonable and our methods are consistently applied. We believe that depreciation expense is based on a rational and systematic method to allocate our ships’ costs to the periods that benefit from the ships’ usage.

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

For our annual impairment evaluation, we performed a qualitative assessment for the Norwegian and Regent reporting units and for each brand’s trade names. As of December 31, 2024, there was $135.8 million of goodwill for the Regent and Norwegian reporting units. Trade names were $500.5 million as of December 31, 2024. As of October 1, 2024, our annual impairment reviews support the carrying values of these assets. See Note 2 – “Summary of Significant Accounting Policies” for more information.

Non-GAAP Financial Measures

We use certain non-GAAP financial measures, such as Adjusted Gross Margin, Net Yield, Net Cruise Cost, Adjusted Net Cruise Cost Excluding Fuel, Adjusted EBITDA, Adjusted Net Income and Adjusted EPS, to enable us to analyze our performance. See “Terms Used in this Annual Report” for the definitions of these and other non-GAAP financial measures. We utilize Adjusted Gross Margin and Net Yield to manage our business on a day-to-day basis because it reflects revenue earned net of certain direct variable costs. We also utilize Net Cruise Cost and Adjusted Net Cruise Cost Excluding Fuel to manage our business on a day-to-day basis. In measuring our ability to control costs in a manner that positively impacts our net income, we believe changes in Adjusted Gross Margin, Net Yield, Net Cruise Cost and Adjusted Net Cruise Cost Excluding Fuel to be the most relevant indicators of our performance.

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

In addition, Adjusted Net Income and Adjusted EPS are non-GAAP financial measures that exclude certain amounts and are used to supplement GAAP net income and EPS. We use Adjusted Net Income and Adjusted EPS as key performance measures of our earnings performance. We believe that both management and investors benefit from referring to these non-GAAP financial measures in assessing our performance and when planning, forecasting and analyzing future periods. These non-GAAP financial measures also facilitate management’s internal comparison to our historical performance. In addition, management uses Adjusted EPS as a performance measure for our incentive compensation. The amounts excluded in the presentation of these non-GAAP financial measures may vary from period to period; accordingly, our presentation of Adjusted Net Income and Adjusted EPS may not be indicative of future adjustments or results. For example, for the year ended December 31, 2024, we had a benefit of $161.9 million related to the reversal of the majority of our U.S. deferred tax asset valuation allowance. We included this as an adjustment in the reconciliation of Adjusted Net Income since the benefit is not representative of our day-to-day operations, and this adjustment did not occur and is not included in the comparative period presented within this Annual Report.

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

Financing Transactions and Newbuild Orders

In February 2024, NCLC and the Commitment Parties entered into the third amended commitment letter, which became effective in March 2024. Pursuant to the third amended commitment letter, the Commitment Parties have agreed to purchase from NCLC an aggregate principal amount of $650 million of senior unsecured notes due five years after the issue date at NCLC’s option, which option is available through March 2025 and we do not expect to extend. In connection with the execution of the third amended commitment letter, NCLC agreed to repurchase all of the outstanding $250 million aggregate principal amount of 9.75% senior secured notes due 2028 at a negotiated premium plus accrued and unpaid interest thereon. See Note 9 – “Long-Term Debt” for more information.

In April 2024, we obtained export credit financing for 80% of the contract price of two new Regent Seven Seas Cruises ship orders and two new Oceania Cruises ship orders as well as related premiums. Contemporaneously, the ship orders became effective. The Norwegian brand also placed a four-ship order, for which the shipbuilding contracts were finalized in February 2025 and financing is still being finalized. We refer you to “—Liquidity and Capital Resources— Future Capital Commitments” and “—Liquidity and Capital Resources— Material Cash Requirements” for details regarding our newbuild orders.

Additionally, in April 2024, a €200 million commitment became available that can be used for future newbuild payments. See Note 9 – “Long-Term Debt” for more information.

In September 2024, NCLC issued $315.0 million aggregate principal amount of 6.250% senior unsecured notes due 2030. The net proceeds, together with cash on hand, were used to redeem $315.0 million aggregate principal amount of the 3.625% senior unsecured notes due 2024, including to pay any accrued and unpaid interest thereon. See Note 9 – “Long-Term Debt” for more information.

In January 2025, the full amount of outstanding borrowings under the Breakaway one loan, Breakaway two loan, Marina newbuild loan and Riviera newbuild loan, plus any accrued and unpaid interest thereon, was repaid with funds drawn from the Revolving Loan Facility. NCLC also issued $1.8 billion aggregate principal amount of 6.750% senior unsecured notes due 2032. The net proceeds, together with cash on hand, were used to redeem $600.0 million aggregate principal amount of 8.375% senior secured notes due 2028 and $1.2 billion aggregate principal amount of 5.875% senior unsecured notes due 2026, together with any accrued and unpaid interest thereon, and to pay any related transaction premiums, fees and expenses. Concurrently, the Revolving Loan Facility was increased from $1.2 billion to $1.7 billion with the maturity date extended to 2030 and the collateral of the Revolving Loan Facility and the 8.125% senior secured notes due 2029 were modified. See Note 9 – “Long-Term Debt” for more information.

Update on Bookings

The Company continues to experience strong consumer demand for its offerings across itineraries and brands throughout 2025 and into 2026. As a result, the Company remains at the upper range of its optimal booked position on a 12-month forward basis.

Margin Enhancement Initiative

During 2024, we continued to see improvements in operating costs from our ongoing margin enhancement initiative. The Company continues to prioritize identifying and evaluating a variety of initiatives to improve its cost structure and margin profile, while preserving its brand equity and optimal guest satisfaction levels. However, global macroeconomic events have created volatility and disruptions in the past that have adversely impacted our costs and they may do so again in the future. Furthermore, we are exposed to fluctuations in the euro exchange rate for certain portions of ship construction contracts and various exchange rates for customer deposits that have not been hedged. See “Item 1A—Risk Factors” in our Annual Report for additional information.

Climate Change

We believe the increasing focus on climate change, including the Company’s targets for greenhouse gas reductions, and evolving regulatory requirements will materially impact our future capital expenditures and results of operations. We have set interim targets to guide us on our path to net zero and provide more details about them in our annual Sail & Sustain Report (which does not constitute a part of, and shall not be deemed incorporated by reference into, this Report). We expect to incur significant expenses related to these regulatory requirements and commitments, which have and will include expenses related to GHG emissions reduction initiatives, including modifications to our ships, and have and will include the purchase of emissions allowances, among other things. During 2024, we spent $47.7 million on capital expenditures for projects that are intended to reduce carbon emissions from our existing fleet. We have changed and may continue to be required to change certain operating procedures, for example slowing the speed of our ships, to meet regulatory requirements, which could adversely impact our operations. We are also evaluating the effects of global climate change related requirements, which are still evolving, including our ability to mitigate certain future expenses through initiatives to reduce GHG emissions; consequently, the full impact to the Company is not yet known. During 2024, we recognized $19.3 million of expense related to compliance with the E.U. ETS, a portion of which was collected directly from passengers through revenue. Additionally, our ships, port facilities, corporate offices and island destinations have in the past and may again be adversely affected by an increase in the frequency and intensity of adverse weather conditions caused by climate change. For example, certain ports have become temporarily unavailable to us due to hurricane damage and other destinations have either considered or implemented restrictions on cruise operations due to environmental concerns. Refer to “Impacts related to climate change may adversely affect our business, financial condition and results of operations” in “Item 1A—Risk Factors” for further information.

Deferred Tax Asset Valuation Allowance and Income Tax Expense

The Company continues to maintain a full valuation allowance against the net deferred tax assets in the Bermuda jurisdiction, which has a balance of $547.8 million as of December 31, 2024, primarily related to a 3-year cumulative loss. Although the Pillar 2 rules became effective in Bermuda as of January 1, 2025, the Company does not expect to have a material change in its income tax expense for 2025.

Additionally, the Company previously provided a full valuation allowance against the net deferred tax assets in the U.S. jurisdiction. As discussed in Note 12 – “Income Taxes” to our financial statements, during the fourth quarter of 2024, the Company released $161.9 million of the valuation allowance related to its U.S. net deferred tax assets, resulting in a non-cash benefit to income tax expense. In determining the need for a valuation allowance, the Company considers both the positive and negative evidence including its ability to forecast future operating results, historical tax losses and its ability to utilize deferred tax assets within the requisite carryforward periods. After weighing all of the evidence, the Company determined that the positive evidence outweighed the negative evidence and concluded that it is more likely than not that the majority of the U.S. net deferred tax assets will be realized. The positive evidence considered by the Company includes continuous improvement in its operating results and profitability, implementation of certain tax planning actions, its projections showing sufficient utilization of tax attributes within their requisite carryforward periods, the non recurring nature of the losses tied to the suspension of sailings due to COVID-19 and not having a history of expiration of tax attributes. The negative evidence considered includes that the Company has been in a three-year cumulative book loss position for the past four years. The Company continues to maintain a valuation allowance against the deferred tax assets for which it concluded it is more likely than not they will not be realized. The Company will continue to evaluate all relevant positive and negative evidence in monitoring the realizability of its deferred tax assets and determining the appropriate timing for the recognition of any additional valuation allowance reversal. The ultimate realization of the Company’s deferred tax assets is dependent upon a number of uncertainties including future taxable income of the appropriate character during the requisite carryforward periods.

Executive Overview

Total revenue increased 10.9% to $9.5 billion for the year ended December 31, 2024 compared to $8.5 billion for the year ended December 31, 2023. Capacity Days increased by 3.5%.

For the year ended December 31, 2024, we had net income and diluted EPS of $910.3 million and $1.89, respectively. For the year ended December 31, 2023, we had net income and diluted EPS of $166.2 million and $0.39, respectively. Operating income increased to $1.5 billion for the year ended December 31, 2024 from $930.9 million for the year ended December 31, 2023.

We had Adjusted Net Income and Adjusted EPS of $937.5 million and $1.82, respectively, for the year ended December 31, 2024, including $(36.0) million of adjustments primarily consisting of the reversal of a valuation allowance partially offset by share-based compensation, compared to Adjusted Net Income and Adjusted EPS of $298.0 million and $0.70, respectively, for the year ended December 31, 2023. Adjusted EBITDA increased 31.7% to $2.5 billion for the year ended December 31, 2024 from $1.9 billion for the year ended December 31, 2023. We refer you to our “Results of Operations” below for a calculation of Adjusted Net Income, Adjusted EPS and Adjusted EBITDA.

Results of Operations

The discussion below compares the results of operations for the year ended December 31, 2024 to the year ended December 31, 2023. You should read this discussion in conjunction with the consolidated financial statements and the notes thereto included elsewhere in this Annual Report. For a comparison of the Company’s results of operations for the fiscal years ended December 31, 2023 to the year ended December 31, 2022, see “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s annual report on Form 10-K for the year ended December 31, 2023, which was filed with the U.S. Securities and Exchange Commission on February 28, 2024.

We reported total revenue, total cruise operating expense, operating income and net income as follows (in thousands, except per share data):

	Year Ended December 31,
	2024	2023
Total revenue	$9,479,651	$8,549,924
Total cruise operating expense	$5,688,696	$5,468,587
Operating income	$1,465,906	$930,911
Net income	$910,257	$166,178
EPS:
Basic	$2.09	$0.39
Diluted	$1.89	$0.39

The following table sets forth operating data as a percentage of total revenue:

	Year Ended December 31,
	2024	2023
Revenue
Passenger ticket	67.7%	67.3%
Onboard and other	32.3%	32.7%
Total revenue	100.0%	100.0%
Cruise operating expense
Commissions, transportation and other	20.2%	22.0%
Onboard and other	7.0%	7.0%
Payroll and related	14.2%	14.8%
Fuel	7.4%	8.4%
Food	3.3%	4.2%
Other	7.9%	7.6%
Total cruise operating expense	60.0%	64.0%
Other operating expense
Marketing, general and administrative	15.1%	15.7%
Depreciation and amortization	9.4%	9.4%
Total other operating expense	24.5%	25.1%
Operating income	15.5%	10.9%
Non-operating income (expense)
Interest expense, net	(7.9)%	(8.5)%
Other income (expense), net	0.6%	(0.5)%
Total non-operating income (expense)	(7.3)%	(9.0)%
Net income before income taxes	8.2%	1.9%
Income tax benefit	1.4%	—%
Net income	9.6%	1.9%

The following table sets forth selected statistical information:

	Year Ended December 31,
	2024	2023
Passengers carried	2,926,794	2,716,546
Passenger Cruise Days	24,593,331	23,311,672
Capacity Days	23,445,397	22,652,588
Occupancy Percentage	104.9%	102.9%

Adjusted Gross Margin and Net Yield were calculated as follows (in thousands except Capacity Days and per Capacity Day data):

	Year Ended December 31,
	2024	2023
Total revenue	$9,479,651	$8,549,924
Less:
Total cruise operating expense	5,688,696	5,468,587
Ship depreciation	825,493	753,629
Gross Margin	2,965,462	2,327,708
Ship depreciation	825,493	753,629
Payroll and related	1,344,718	1,262,119
Fuel	698,050	716,833
Food	312,992	358,310
Other	753,940	648,142
Adjusted Gross Margin	$6,900,655	$6,066,741
Capacity Days	23,445,397	22,652,588
Gross Margin per Capacity Day	$126.48	$102.76
Net Yield	$294.33	$267.82

Gross Cruise Cost, Net Cruise Cost, Net Cruise Cost Excluding Fuel and Adjusted Net Cruise Cost Excluding Fuel were calculated as follows (in thousands except Capacity Days and per Capacity Day data):

	Year Ended December 31,
	2024	2023
Total cruise operating expense	$5,688,696	$5,468,587
Marketing, general and administrative expense	1,434,807	1,341,858
Gross Cruise Cost	7,123,503	6,810,445
Less:
Commissions, transportation and other expense	1,917,443	1,883,279
Onboard and other expense	661,553	599,904
Net Cruise Cost	4,544,507	4,327,262
Less: Fuel expense	698,050	716,833
Net Cruise Cost Excluding Fuel	3,846,457	3,610,429
Less Other Non-GAAP Adjustments:
Non-cash deferred compensation (1)	2,875	2,312
Non-cash share-based compensation (2)	91,781	118,940
Adjusted Net Cruise Cost Excluding Fuel	$3,751,801	$3,489,177
Capacity Days	23,445,397	22,652,588
Gross Cruise Cost per Capacity Day	$303.83	$300.65
Net Cruise Cost per Capacity Day	$193.83	$191.03
Net Cruise Cost Excluding Fuel per Capacity Day	$164.06	$159.38
Adjusted Net Cruise Cost Excluding Fuel per Capacity Day	$160.02	$154.03
(1)	Non-cash deferred compensation expenses related to the crew pension plan, which are included in payroll and related expense.
(2)	Non-cash share-based compensation expenses related to equity awards, which are included in marketing, general and administrative expense and payroll and related expense.

Adjusted Net Income and Adjusted EPS were calculated as follows (in thousands, except share and per share data):

	Year Ended December 31,
	2024	2023
Net income	$910,257	$166,178
Effect of dilutive securities - exchangeable notes	63,308	—
Net income and assumed conversion of exchangeable notes	973,565	166,178
Non-GAAP Adjustments:
Non-cash deferred compensation (1)	4,930	4,039
Non-cash share-based compensation (2)	91,781	118,940
Extinguishment and modification of debt (3)	29,175	8,822
Reversal of U.S. deferred tax asset valuation allowance (4)	(161,926)	—
Adjusted Net Income	$937,525	$297,979
Diluted weighted-average shares outstanding - Net income and Adjusted Net Income	515,030,548	427,400,849
Diluted EPS	$1.89	$0.39
Adjusted EPS	$1.82	$0.70
(1)	Non-cash deferred compensation expenses related to the crew pension plan are included in payroll and related expense and other income (expense), net.
(2)	Non-cash share-based compensation expenses related to equity awards are included in marketing, general and administrative expense and payroll and related expense.
(3)	Losses on extinguishments and modifications of debt are primarily included in interest expense, net.
(4)

Non-cash income tax benefit related to the reversal of a valuation allowance on our U.S. deferred tax assets. The deferred tax assets accumulated during the COVID-19 pandemic and a portion of the valuation allowance was released related to the deferred tax assets that more likely than not will be realized in the future. We consider this adjustment to be non-recurring as it originated as a result of losses incurred during the pandemic. Future income tax expense is not expected to change materially as a result of the reversal.

EBITDA and Adjusted EBITDA were calculated as follows (in thousands):

	Year Ended December 31,
	2024	2023
Net income	$910,257	$166,178
Interest expense, net	747,223	727,531
Income tax benefit	(137,350)	(3,002)
Depreciation and amortization expense	890,242	808,568
EBITDA	2,410,372	1,699,275
Other (income) expense, net (1)	(54,224)	40,204
Other Non-GAAP Adjustments:
Non-cash deferred compensation (2)	2,875	2,312
Non-cash share-based compensation (3)	91,781	118,940
Adjusted EBITDA	$2,450,804	$1,860,731
(1)	Primarily consists of gains and losses, net of foreign currency remeasurements.
(2)	Non-cash deferred compensation expenses related to the crew pension plan are included in payroll and related expense.
(3)	Non-cash share-based compensation expenses related to equity awards are included in marketing, general and administrative expense and payroll and related expense.

Year Ended December 31, 2024 (“2024”) Compared to Year Ended December 31, 2023 (“2023”)

Revenue

Total revenue increased 10.9% to $9.5 billion in 2024 compared to $8.5 billion in 2023 primarily due to an increase in Capacity Days and an increase in passenger ticket pricing and onboard spending. The increase in Capacity Days was primarily related to the delivery of three new ships in 2023 partially offset by increased Dry-dock days in 2024.

Expense

Total cruise operating expense increased 4.0% in 2024 compared to 2023 primarily related to the delivery of three new ships in 2023 partially offset by a reduction in air costs largely due to changes in itinerary mix. Total other operating expense increased 8.1% in 2024 compared to 2023 primarily related to an increase in depreciation expense from the delivery of three new ships in 2023 and variable compensation due to strong financial performance of the business.

Interest expense, net was $747.2 million in 2024 compared to $727.5 million in 2023. The increase in 2024 primarily reflects higher losses from extinguishment of debt and debt modification costs, which were $29.2 million in 2024 and $8.8 million in 2023.

Other income (expense), net was income of $54.2 million in 2024 compared to expense of $40.2 million in 2023 primarily related to net gains and losses on foreign currency remeasurements.

Income tax benefit was $137.4 million in 2024 compared to $3.0 million in 2023. The increase in the benefit was due to the reversal of the majority of our valuation allowance for the U.S. deferred tax assets in 2024.

Liquidity and Capital Resources

General

As of December 31, 2024, our liquidity of approximately $2.0 billion consisted of cash and cash equivalents of $190.8 million, borrowings available of $955.0 million under our Revolving Loan Facility, a €200 million commitment that can be used for future newbuild payments and a $650 million undrawn commitment less related fees. Our primary ongoing liquidity requirements are to finance working capital, capital expenditures and debt service. As of December 31, 2024, we had a working capital deficit of $4.8 billion. This deficit included $3.1 billion of advance ticket sales, which represents the total revenue we collected in advance of sailing dates and accordingly are substantially more like deferred revenue balances rather than actual current cash liabilities. Our business model, along with our liquidity and undrawn export-credit backed facilities, allows us to operate with a working capital deficit and still meet our operating, investing and financing needs.

In February 2024, NCLC and the Commitment Parties entered into the third amended commitment letter, which became effective in March 2024. Pursuant to the third amended commitment letter, the Commitment Parties have agreed to purchase from NCLC an aggregate principal amount of $650 million of senior unsecured notes due five years after the issue date at NCLC’s option, which option is available through March 2025 and we do not expect to extend. In connection with the execution of the third amended commitment letter, NCLC agreed to repurchase all of the outstanding $250 million aggregate principal amount of 9.75% senior secured notes due 2028 at a negotiated premium plus accrued and unpaid interest thereon.

Additionally, in April 2024, a €200 million commitment became available that can be used for future newbuild payments.

In September 2024, NCLC issued $315.0 million aggregate principal amount of 6.250% senior unsecured notes due 2030. The net proceeds, together with cash on hand, were used to redeem $315.0 million aggregate principal amount of the 3.625% senior unsecured notes due 2024, including to pay any accrued and unpaid interest thereon.

In January 2025, the full amount of outstanding borrowings under the Breakaway one loan, Breakaway two loan, Marina newbuild loan and Riviera newbuild loan, plus any accrued and unpaid interest thereon, was repaid with funds drawn from the Revolving Loan Facility. NCLC also issued $1.8 billion aggregate principal amount of 6.750% senior unsecured notes due 2032. The net proceeds, together with cash on hand, were used to redeem $600.0 million aggregate principal amount of 8.375% senior secured notes due 2028 and $1.2 billion aggregate principal amount of 5.875% senior unsecured notes due 2026, together with any accrued and unpaid interest thereon, and to pay any related transaction premiums, fees and expenses. Concurrently, the Revolving Loan Facility was increased from $1.2 billion to $1.7 billion with the maturity date extended to 2030, and the collateral of the Revolving Loan Facility and the 8.125% senior secured notes due 2029 were modified.

Refer to Note 9 – “Long-Term Debt” for further details about the above financing transactions.

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

Within the next twelve months, we may pursue additional refinancings in order to reduce interest expense and/or extend debt maturities. We expect the holders of the 2025 Exchangeable Notes maturing in August 2025 will exchange their 2025 Exchangeable Notes for NCLH ordinary shares if not refinanced prior to maturity. There is no assurance that cash flows from operations and additional financings will be available in the future to fund our future obligations. Beyond the next 12 months, we will pursue refinancings and other balance sheet optimization transactions in order to reduce interest expense and/or extend debt maturities. Refer to “Item 1A—Risk Factors” for further details regarding risks and uncertainties that may cause our results to differ from our expectations.

At December 31, 2024, we were in compliance with all of our debt covenants. If we do not continue to remain in compliance with our covenants, we would have to seek additional amendments to or waivers of the covenants. However, no assurances can be made that such amendments or waivers would be approved by our lenders. Generally, if an event of default under any debt agreement occurs, then pursuant to cross default and/or cross acceleration clauses, substantially all of our outstanding debt and derivative contract payables could become due, and all debt and derivative contracts could be terminated, which would have a material adverse impact to our operations and liquidity.

Our Moody’s long-term issuer rating is B1, our senior secured rating is Ba3 and our senior unsecured rating is B3. Our S&P Global issuer credit rating is B+, our issue-level rating on our $1.7 billion Revolving Loan Facility and $790 million 8.125% senior secured notes due 2029 is BB, our issue-level rating on our other senior secured notes is BB- and our senior unsecured rating is B+. If our credit ratings were to be downgraded as has occurred in the past, or general market conditions were to ascribe higher risk to our rating levels, our industry, or us, our access to capital and the cost of any debt or equity financing will be negatively impacted. We also have capacity to incur additional indebtedness under our debt agreements and may issue additional ordinary shares from time to time, subject to our authorized number of ordinary shares. However, there is no guarantee that debt or equity financings will be available in the future to fund our obligations, or that they will be available on terms consistent with our expectations.

As of December 31, 2024, we had advance ticket sales of $3.2 billion, including the long-term portion. We also have agreements with our credit card processors that, as of December 31, 2024, governed approximately $2.8 billion in advance ticket sales that had been received by the Company relating to future voyages. These agreements allow the credit card processors to require under certain circumstances, including the existence of a material adverse change, excessive chargebacks and other triggering events, that the Company maintain a reserve which would be satisfied by posting collateral. Although the agreements vary, these requirements may generally be satisfied either through a percentage of customer payments withheld or providing cash funds directly to the card processor. Any cash reserve or collateral requested could be increased or decreased. As of December 31, 2024, we had cash collateral reserves of approximately $0.8 million with credit card processors recognized in accounts receivable, net. The $31.5 million previously recognized in other long-term assets was returned to the Company during the year ended December 31, 2024.

We may be required to pledge additional collateral and/or post additional cash reserves or take other actions in the future that may adversely affect our liquidity.

Sources and Uses of Cash

In this section, references to 2024 refer to the year ended December 31, 2024, references to 2023 refer to the year ended December 31, 2023.

Net cash provided by operating activities was $2.0 billion in 2024 and 2023. Net cash provided by operating activities included net income and the timing differences in cash receipts and payments relating to operating assets and liabilities. The net cash provided by operating activities in 2024 included net income of $910.3 million and an increase in advance ticket sales of $35.7 million. The net cash provided by operating activities in 2023 included net income of $166.2 million, the return of $500 million cash collateral from one credit card processor and an increase in advance ticket sales of $503.7 million.

Net cash used in investing activities was $1.2 billion in 2024, primarily related to newbuild payments and ship improvements. Net cash used in investing activities was $2.9 billion in 2023, primarily related to three new ship deliveries and newbuild payments.

Net cash used in financing activities was $1.0 billion in 2024, primarily due to repayments of newbuild loans, our 2028 Secured Notes and the 3.625% senior notes due 2024 partially offset by the proceeds from newbuild loan facilities and the 2030 Notes. Net cash provided by financing activities was $346.9 million in 2023, primarily due to newbuild loans and $1.6 billion from our various note offerings, partially offset by debt repayments and a net decrease in our Revolving Loan Facility balance.

For the Company’s cash flow activities for the fiscal year ended December 31, 2022, see “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s annual report on Form 10-K for the year ended December 31, 2023, which was filed with the U.S. Securities and Exchange Commission on February 28, 2024.

Future Capital Commitments

Future capital commitments consist of contracted commitments, including ship construction contracts. Anticipated expenditures related to ship construction contracts and growth are $2.5 billion, $2.4 billion and $2.4 billion for the years ending December 31, 2025, 2026 and 2027, respectively. We have export-credit backed financing in place for the anticipated expenditures related to ship construction contracts of $1.5 billion, $1.5 billion and $1.8 billion for the years ending December 31, 2025, 2026 and 2027, respectively. Anticipated other non-newbuild capital expenditures are $0.6 billion for the year ending December 31, 2025. Future expected capital expenditures will significantly increase our depreciation and amortization expense.

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

Year	Brand	Class	Ship Name	Gross Tons(1)	Berths(1)	Status
2025	Norwegian Cruise Line	Prima Class	Norwegian Aqua	~156,000	~3,550	Contract effective / financed(4)

2025	Oceania Cruises	Allura Class	Allura	~68,000	~1,200	Contract effective / financed(4)
2026	Norwegian Cruise Line	Prima Class	Norwegian Luna	~156,000	~3,550	Contract effective / financed(4)
2026	Regent Seven Seas	Prestige Class	Seven Seas Prestige	~77,000	~850	Contract effective / financed(4)
2027	Norwegian Cruise Line	Next Gen "Methanol-Ready(2)" Prima Class	To come	~169,000	~3,850	Contract effective / financed(4)
2027	Oceania Cruises	New Class	To come	~86,000	~1,450	Contract effective / financed(4)
2028	Norwegian Cruise Line	Next Gen "Methanol-Ready(2)" Prima Class	To come	~169,000	~3,850	Contract effective / financed(4)
Expected 2029(3)	Oceania Cruises	New Class	To come	~86,000	~1,450	Contract effective / financed(4)
2029(6)	Regent Seven Seas	Prestige Class	To come	~77,000	~850	Contract effective / financed(4)
2030	Norwegian Cruise Line	New Class	To come	~225,000	~5,150	Contract effective / financing is being negotiated.
2030(6)	Oceania Cruises	New Class	—	~86,000	~1,450	Contract effective, but not financed. Option to cancel.(5)
2031(6)	Oceania Cruises	New Class	—	~86,000	~1,450	Contract effective, but not financed. Option to cancel.(5)
2032	Norwegian Cruise Line	New Class	To come	~225,000	~5,150	Contract effective / financing is being negotiated.
2034	Norwegian Cruise Line	New Class	To come	~225,000	~5,150	Contract effective / financing is being negotiated.
2036	Norwegian Cruise Line	New Class	To come	~225,000	~5,150	Contract effective / financing is being negotiated.
(1)	Berths and Gross Tons are preliminary and subject to change as we approach delivery.
(2)

Designs for the final two Prima Class ships have been lengthened and reconfigured to accommodate the use of green methanol as a future fuel source. Additional modifications will be needed to fully enable the use of green methanol.

(3)	Delivery for the second Oceania Cruises ship is contractually scheduled for the fourth quarter of 2028, but may be delayed to 2029, which would result in additional fees.
(4)	We have obtained export-credit backed financing which is expected to fund approximately 80% of the contract price of each ship as well as related financing premiums, subject to certain conditions.
(5)	We have the option to cancel the effective two-ship order for Oceania Cruises.
(6)	Delivery dates may be delayed at the option of the builder, which would result in additional fees.

As of December 31, 2024, the combined contract prices, including amendments and change orders, of the 13 ships on order for delivery (which excludes the two ships on order for Oceania Cruises, which are currently scheduled for delivery in 2030 and 2031, that we have the option to cancel) was approximately €17.5 billion, or $18.1 billion based on the euro/U.S. dollar exchange rate as of December 31, 2024. If the two ships on order for Oceania Cruises are cancelled, there will be incremental corresponding adjustments to the purchase price of other applicable newbuilds not to exceed €51 million. We do not anticipate any contractual breaches or cancellations to occur, except as noted above. However, if any such events were to occur, it could result in, among other things, the forfeiture of prior deposits or payments made by us and potential claims and impairment losses which may materially impact our business, financial condition and results of operations.

Capitalized interest for the year ended December 31, 2024 and 2023 was $59.9 million and $56.4 million, respectively, primarily associated with the construction of our newbuild ships.

Material Cash Requirements

As of December 31, 2024, our material cash requirements for debt and ship construction were as follows (in thousands):

	2025	2026	2027	2028	2029	Thereafter	Total
Long-term debt (1)	$1,918,880	$2,982,925	$3,692,748	$1,999,528	$2,099,075	$2,865,499	$15,558,655
Ship construction contracts (2)	2,110,819	2,135,541	2,174,827	2,011,679	938,839	7,916,565	17,288,270
Total	$4,029,699	$5,118,466	$5,867,575	$4,011,207	$3,037,914	$10,782,064	$32,846,925
(1)	Includes principal as well as estimated interest payments with Term Secured Overnight Financing Rate (“SOFR”) held constant as of December 31, 2024. Includes exchangeable notes which can be settled in NCLH ordinary shares. Excludes the impact of any future possible refinancings and undrawn export-credit backed facilities. Subsequent to December 31, 2024, we completed various financing transactions, including the repayment of outstanding borrowings under the Breakaway one loan, Breakaway two loan, Marina newbuild loan and Riviera newbuild loan, plus any accrued and unpaid interest thereon using funds from our Revolving Loan Facility and NCLC redeemed $600.0 million aggregate principal amount of 8.375% senior secured notes due 2028 and $1.2 billion aggregate principal amount of 5.875% senior unsecured notes due 2026, together with any accrued and unpaid interest thereon from the net proceeds of $1.8 billion aggregate principal amount of 6.750% senior unsecured notes due 2032, together with cash on hand. See Note 9 – “Long-Term Debt” for further information.
(2)	Ship construction contracts are for our 13 non-cancelable newbuild ships based on the euro/U.S. dollar exchange rate as of December 31, 2024. As of December 31, 2024, we have committed undrawn export-credit backed facilities of $8.6 billion which funds approximately 80% of our ship construction contracts, with the exception of the two ships on order for Oceania Cruises that we have the option to cancel and the four additional ships on order for Norwegian Cruise Line with currently scheduled delivery from 2030 to 2036. The above presentation reflects the current delivery dates; however, certain delivery dates may be delayed at the option of the builder.

For other operational commitments for lease and port obligations we refer you to Note 6 – “Leases” and Note 13 – “Commitments and Contingencies,” respectively, for further information.

Funding Sources

Certain of our debt agreements contain covenants that, among other things, require us to maintain a minimum level of liquidity, as well as limit our net funded debt-to-capital ratio and maintain certain other ratios. Approximately $15.6 billion of our assets were pledged as collateral for certain of our debt as of December 31, 2024. We believe we were in compliance with our covenants as of December 31, 2024.

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

We believe our cash on hand, borrowings available under our Revolving Loan Facility, expected future operating cash inflows and our ability to issue debt securities or additional equity securities, will be sufficient to fund operations, debt payment requirements, capital expenditures and maintain compliance with covenants under our debt agreements over the next 12-month period. Refer to “—Liquidity and Capital Resources—General” for further information regarding liquidity.

Other

Certain service providers may require collateral in the normal course of our business. The amount of collateral may change based on certain terms and conditions. We refer you to “—Liquidity and Capital Resources—General” for information regarding collateral provided to our credit card processors.

As a routine part of our business, depending on market conditions, exchange rates, pricing and our strategy for growth, we regularly consider opportunities to enter into contracts for the building of additional ships, acquisitions and strategic alliances. If any of these transactions were to occur, they may be financed through the incurrence of additional permitted indebtedness, through cash flows from operations, or through the issuance of debt, equity or equity-related securities.

Additionally, we similarly consider opportunities for the sale of ships and long-term charters with purchase options. For example, we are currently contemplating a long-term charter for residences at sea with a purchase option for a nominal value at the end of the lease period. These types of agreements are being pursued as part of our ship disposal strategy for certain older vessels in our fleet.

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

Interest Rate Risk

As of December 31, 2024, 94% of our debt was fixed and 6% was variable. As of December 31, 2023, 95% of our debt was fixed and 5% was variable. The change in our fixed rate percentage from December 31, 2023 to December 31, 2024 was primarily due to the addition of variable rate debt and the extinguishment of certain fixed rate debt with variable rate debt. Based on our December 31, 2024 outstanding variable rate debt balance, a one percentage point increase in annual Term SOFR interest rates would increase our annual interest expense by approximately $7.8 million excluding the effects of capitalization of interest.

Foreign Currency Exchange Rate Risk

As of December 31, 2024, we had foreign currency derivatives to hedge the exposure to volatility in foreign currency exchange rates related to our ship construction contracts denominated in euros. These derivatives hedge the foreign currency exchange rate risk on a portion of the payments on our ship construction contracts. As of December 31, 2024, the payments not hedged aggregated €16.0 billion, or $16.6 billion based on the euro/U.S. dollar exchange rate as of December 31, 2024. As of December 31, 2023, the payments not hedged aggregated €5.4 billion, or $6.0 billion, based on the euro/U.S. dollar exchange rate as of December 31, 2023. The change from December 31, 2023 to December 31, 2024 was primarily due to the eight new effective newbuild agreements, which excludes the two ships on order for Oceania Cruises, which are currently scheduled for delivery in 2030 and 2031, that we have the option to cancel. We estimate that a 10% change in the euro as of December 31, 2024 would result in a $1.7 billion change in the U.S. dollar value of the foreign currency denominated remaining payments.

Fuel Price Risk

Our exposure to market risk for changes in fuel prices relates to the forecasted purchases of fuel on our ships. Fuel expense, as a percentage of our total cruise operating expense, was 12.3% for the year ended December 31, 2024 and

13.1% for the year ended December 31, 2023. We use fuel derivative agreements to mitigate the financial impact of fluctuations in fuel prices and as of December 31, 2024, we had hedged approximately 56% and 21% of our 2025 and 2026 projected metric tons of fuel purchases, respectively. As of December 31, 2023, we had hedged approximately 21% of our 2025 projected metric tons of fuel purchases. Additional fuel swaps were executed between December 31, 2023 to December 31, 2024 to lower our fuel price risk.

We estimate that a 10% increase in our weighted-average fuel price would increase our anticipated 2025 fuel expense by $65.1 million. This increase would be partially offset by an increase in the fair value of our fuel swap agreements of $34.7 million. Fair value of our derivative contracts is derived using valuation models that utilize the income valuation approach. These valuation models take into account the contract terms such as maturity, as well as other inputs such as fuel types, fuel curves, creditworthiness of the counterparty and the Company, as well as other data points.

Item 8. Financial Statements and Supplementary Data

Our Consolidated Financial Statements are included beginning on page F-1 of this report.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures, as such term is defined in Exchange Act Rule 13a-15(e), as of December 31, 2024. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon management’s evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2024, to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that it is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO Framework”). Based on this evaluation under the COSO Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2024.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2024 has been audited by PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited the financial statements included in this Annual Report, as stated in their report, which is included on page F-1.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information

10b5-1 Trading Arrangements

During the three months ended December 31, 2024, none of our directors or officers subject to Section 16 of the Securities Exchange Act of 1934 adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (in each case, as defined in Item 408(a) of Regulation S-K).

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Except for information concerning executive officers (called for by Item 401(b) of Regulation S-K), which is included in Part I of this Annual Report, and except as disclosed below with respect to our Code of Ethical Business Conduct, the information required under Item 10 is incorporated herein by reference to our definitive proxy statement to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2024 in connection with our 2025 Annual General Meeting of Shareholders.

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

Item 11. Executive Compensation

The information required under Item 11 is incorporated herein by reference to our definitive proxy statement to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2024 in connection with our 2025 Annual General Meeting of Shareholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required under Item 12 is incorporated herein by reference to our definitive proxy statement to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2024 in connection with our 2025 Annual General Meeting of Shareholders.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required under Item 13 is incorporated herein by reference to our definitive proxy statement to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2024 in connection with our 2025 Annual General Meeting of Shareholders.

Item 14. Principal Accounting Fees and Services

The information required under Item 14 is incorporated herein by reference to our definitive proxy statement to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2024 in connection with our 2025 Annual General Meeting of Shareholders.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(1) Financial Statements

Our Consolidated Financial Statements have been prepared in accordance with Item 8. Financial Statements and Supplementary Data and are included beginning on page F-1 of this report.

(2) Financial Statement Schedule

Schedule II: Valuation and Qualifying Accounts for the three years ended December 31, 2024 are included on page 81.

(3) Exhibits

The exhibits listed below are filed or incorporated by reference as part of this Annual Report.

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibit

3.1

Memorandum of Association of Norwegian Cruise Line Holdings Ltd. (incorporated herein by reference to Exhibit 3.1 to amendment no. 5 to Norwegian Cruise Line Holdings Ltd.’s registration statement on Form S-1 filed on January 8, 2013 (File No. 333-175579))

3.2

Memorandum of Increase of Share Capital of Norwegian Cruise Line Holdings Ltd. (incorporated herein by reference to Exhibit 3.1 to Norwegian Cruise Line Holdings Ltd.’s Form 8-K filed on May 21, 2021 (File No. 001-35784))

3.3

Amended and Restated Bye-Laws of Norwegian Cruise Line Holdings Ltd., effective as of June 13, 2019 (incorporated herein by reference to Exhibit 3.2 to Norwegian Cruise Line Holdings Ltd.’s Form 8-K filed on June 14, 2019 (File No. 001-35784))

4.1

Indenture, dated July 21, 2020, by and among NCL Corporation Ltd., as issuer, Norwegian Cruise Line Holdings Ltd., as guarantor, and U.S. Bank National Association, as trustee, with respect to the 5.375% exchangeable senior notes due 2025 (incorporated herein by reference to Exhibit 4.1 to Norwegian Cruise Line Holdings Ltd.’s Form 8-K filed on July 21, 2020 (File No. 001-35784))

4.2

Indenture, dated December 18, 2020, by and among NCL Corporation Ltd., as issuer, the guarantors named therein and U.S. Bank National Association, as trustee, principal paying agent, transfer agent and registrar, with respect to the 5.875% senior notes due 2026 (incorporated herein by reference to Exhibit 4.1 to Norwegian Cruise Line Holdings Ltd.’s Form 8-K filed on December 18, 2020 (File No. 001-35784))

4.3

Indenture, dated March 3, 2021, by and among NCL Finance, Ltd., as issuer, NCL Corporation Ltd., as guarantor, the other guarantors named therein and U.S. Bank National Association, as trustee, principal paying agent, transfer agent and registrar, with respect to the 6.125% senior notes due 2028 (incorporated herein by reference to Exhibit 4.1 to Norwegian Cruise Line Holdings Ltd.’s Form 8-K filed on March 3, 2021 (File No. 001-35784))

4.4

Indenture, dated November 19, 2021, by and among NCL Corporation Ltd., as issuer, Norwegian Cruise Line Holdings Ltd., as guarantor, and U.S. Bank National Association, as trustee, with respect to 1.125% exchangeable senior notes due 2027 (incorporated herein by reference to Exhibit 4.1 to Norwegian Cruise Line Holdings Ltd.’s Form 8-K filed on November 19, 2021 (File No. 001-35784))

4.5

Indenture, dated February 18, 2022, by and among NCL Corporation Ltd., as issuer, the guarantors party thereto and U.S. Bank Trust Company, National Association, as trustee, principal paying agent, transfer agent, registrar and security agent, with respect to 5.875% senior secured notes due 2027 (incorporated herein by reference to Exhibit 4.2 to Norwegian Cruise Line Holdings Ltd.’s Form 8-K filed on February 22, 2022 (File No. 001-35784))

4.6

Indenture, dated February 18, 2022, by and between NCL Corporation Ltd., as issuer, and U.S. Bank Trust Company, National Association, as trustee, principal paying agent, transfer agent and registrar, with respect to 7.750% senior unsecured notes due 2029 (incorporated herein by reference to Exhibit 4.3 to Norwegian Cruise Line Holdings Ltd.’s Form 8-K filed on February 22, 2022 (File No. 001-35784))

4.7

Indenture, dated February 15, 2022, by and among NCL Corporation Ltd., as issuer, Norwegian Cruise Line Holdings Ltd., as guarantor, and U.S. Bank Trust Company, National Association, as trustee, with respect to 2.50% exchangeable senior notes due 2027 (incorporated herein by reference to Exhibit 4.1 to Norwegian Cruise Line Holdings Ltd.’s Form 8-K filed on February 22, 2022 (File No. 001-35784))

4.8

Indenture, dated October 18, 2023, by and among NCL Corporation Ltd., as issuer, the guarantors party thereto, U.S. Bank Trust Company, National Association, as trustee, principal paying agent, transfer agent and registrar, and JPMorgan Chase Bank, N.A., as security agent, with respect to 8.125% Senior Secured Notes Due 2029 (incorporated herein by reference to Exhibit 4.1 to Norwegian Cruise Line Holdings Ltd.’s Form 8-K filed on October 19, 2023 (File No. 001-35784))

4.9

Supplemental Indenture, dated January 22, 2025, by and among NCL Corporation Ltd., as issuer, the guarantors party thereto, U.S. Bank Trust Company, National Association, as trustee, principal paying agent, transfer agent and registrar, and JPMorgan Chase Bank, N.A., as security agent (incorporated herein by reference to Exhibit 4.2 to Norwegian Cruise Line Holdings Ltd.’s Form 8-K filed on January 22, 2025 (File No. 001-35784))

4.10

Indenture, dated September 17, 2024, between NCL Corporation Ltd., as issuer, and U.S. Bank Trust Company, National Association, as trustee, with respect to 6.250% Senior Notes due 2030 (incorporated herein by reference to Exhibit 4.1 to Norwegian Cruise Line Holdings Ltd.’s Form 8-K filed on September 17, 2024 (File No. 001-35784))

4.11

Indenture, dated January 22, 2025, between NCL Corporation Ltd., as issuer, and U.S. Bank Trust Company, National Association, as trustee, with respect to 6.750% Senior Notes Due 2032 (incorporated herein by reference to Exhibit 4.1 to Norwegian Cruise Line Holdings Ltd.’s Form 8-K filed on January 22, 2025 (File No. 001-35784))

4.12

Form of Certificate of Ordinary Shares (incorporated herein by reference to Exhibit 4.7 to amendment no. 5 to Norwegian Cruise Line Holdings Ltd.’s registration statement on Form S-1 filed on January 8, 2013 (File No. 333-175579))

4.13

Description of Securities of Norwegian Cruise Line Holdings Ltd. (incorporated herein by reference to Exhibit 4.16 to Norwegian Cruise Line Holdings Ltd.’s Form 10-K filed on February 28, 2024) (File No. 001-35784))

9.1

Deed of Trust, dated January 24, 2013, by and between Norwegian Cruise Line Holdings Ltd. and State House Trust Company Limited (incorporated herein by reference to Exhibit 9.1 to Norwegian Cruise Line Holdings Ltd.’s Form 8-K filed on January 30, 2013 (File No. 001-35784))

10.1	Fourth Supplemental Agreement, dated June 15, 2023, to Breakaway Three Credit Agreement, dated October 12, 2012, by and among Breakaway Three, Ltd., as borrower, NCL Corporation Ltd., as guarantor, NCL International, Ltd., as shareholder, the lenders party thereto and KfW IPEX-Bank GmbH, as facility agent, Hermes agent, bookrunner, initial mandated lead arranger, collateral agent and CIRR agent (incorporated herein by reference to Exhibit 10.7 to Norwegian Cruise Line Holdings Ltd.’s Form 10-K filed on February 28, 2024 (File No. 001-35784))#†

10.2

Fifth Supplemental Agreement, dated October 23, 2023, to Breakaway Three Credit Agreement, dated October 12, 2012, by and among Breakaway Three, Ltd., as borrower, NCL Corporation Ltd., as guarantor, NCL International, Ltd., as shareholder, NCL (Bahamas) Ltd., as charterer, the lenders party thereto and KfW IPEX-Bank GmbH, as facility agent, Hermes agent, bookrunner, initial mandated lead arranger, collateral agent and CIRR agent (incorporated herein by reference to Exhibit 10.8 to Norwegian Cruise Line Holdings Ltd.’s Form 10-K filed on February 28, 2024 (File No. 001-35784))#

10.3

Sixth Supplemental Agreement, dated November 30, 2023, to Breakaway Three Credit Agreement, dated October 12, 2012, by and among Breakaway Three, Ltd., as borrower, NCL Corporation Ltd., as guarantor, NCL International, Ltd., as shareholder, NCL (Bahamas) Ltd., as charterer, the lenders party thereto and KfW IPEX-Bank GmbH, as facility agent, Hermes agent, bookrunner, initial mandated lead arranger, collateral agent and CIRR agent (incorporated herein by reference to Exhibit 10.9 to Norwegian Cruise Line Holdings Ltd.’s Form 10-K filed on February 28, 2024 (File No. 001-35784))#

10.4**

Seventh Supplemental Agreement, dated January 31, 2025, to Breakaway Three Credit Agreement, dated October 12, 2012, by and among Breakaway Three, Ltd., as borrower, NCL Corporation Ltd., as guarantor, NCL International, Ltd., as shareholder, NCL (Bahamas) Ltd., as charterer, the lenders party thereto and KfW IPEX-Bank GmbH, as facility agent, Hermes agent, bookrunner, initial mandated lead arranger, collateral agent and CIRR agent#

10.5

Fifth Supplemental Agreement, dated June 15, 2023, to Breakaway Four Credit Agreement, dated October 12, 2012, by and among Breakaway Four, Ltd., as borrower, NCL Corporation Ltd., as guarantor, NCL International, Ltd., as shareholder, the lenders party thereto and KfW IPEX-Bank GmbH, as facility agent, Hermes agent, bookrunner, initial mandated lead arranger, collateral agent and CIRR agent (incorporated herein by reference to Exhibit 10.10 to Norwegian Cruise Line Holdings Ltd.’s Form 10-K filed on February 28, 2024 (File No. 001-35784))#†

10.6

Sixth Supplemental Agreement, dated October 23, 2023, to Breakaway Four Credit Agreement, dated October 12, 2012, by and among Breakaway Four, Ltd., as borrower, NCL Corporation Ltd., as guarantor, NCL International, Ltd., as shareholder, NCL (Bahamas) Ltd., as charterer, the lenders party thereto and KfW IPEX-Bank GmbH, as facility agent, Hermes agent, bookrunner, initial mandated lead arranger, collateral agent and CIRR agent (incorporated herein by reference to Exhibit 10.11 to Norwegian Cruise Line Holdings Ltd.’s Form 10-K filed on February 28, 2024 (File No. 001-35784))#

10.7

Seventh Supplemental Agreement, dated November 30, 2023, to Breakaway Four Credit Agreement, dated October 12, 2012, by and among Breakaway Four, Ltd., as borrower, NCL Corporation Ltd., as guarantor, NCL International, Ltd., as shareholder, NCL (Bahamas) Ltd., as charterer, the lenders party thereto and KfW IPEX-Bank GmbH, as facility agent, Hermes agent, bookrunner, initial mandated lead arranger, collateral agent and CIRR agent (incorporated herein by reference to Exhibit 10.12 to Norwegian Cruise Line Holdings Ltd.’s Form 10-K filed on February 28, 2024 (File No. 001-35784))#

10.8**

Eighth Supplemental Agreement, dated January 31, 2025, to Breakaway Four Credit Agreement, dated October 12, 2012, by and among Breakaway Four, Ltd., as borrower, NCL Corporation Ltd., as guarantor, NCL International, Ltd., as shareholder, NCL (Bahamas) Ltd., as charterer, the lenders party thereto and KfW IPEX-Bank GmbH, as facility agent, Hermes agent, bookrunner, initial mandated lead arranger, collateral agent and CIRR agent#

10.9

Seventh Amended and Restated Credit Agreement, dated January 22, 2025, by and among NCL Corporation Ltd., as borrower, the subsidiary guarantors party thereto, the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent and as collateral agent, and the joint bookrunners and arrangers and co-documentation agents named thereto (incorporated herein by reference to Exhibit 10.1 to Norwegian Cruise Line Holdings Ltd.’s Form 8-K filed on January 22, 2025 (File No. 001-35784))#†

10.10

Fifth Supplemental Agreement, dated June 15, 2023, to Seahawk One Credit Agreement, dated July 14, 2014, by and among Seahawk One, Ltd., as borrower, NCL Corporation Ltd., as guarantor, NCL International, Ltd., as shareholder, the lenders party thereto and KfW IPEX-Bank GmbH, as facility agent, Hermes agent, bookrunner, initial mandated lead arranger, collateral agent and CIRR Agent (incorporated herein by reference to Exhibit 10.14 to Norwegian Cruise Line Holdings Ltd.’s Form 10-K filed on February 28, 2024 (File No. 001-35784))#†

10.11

Sixth Supplemental Agreement, dated October 23, 2023, to Seahawk One Credit Agreement, dated July 14, 2014, by and among Seahawk One, Ltd., as borrower, NCL Corporation Ltd., as guarantor, NCL International, Ltd., as shareholder, NCL (Bahamas) Ltd., as charterer, the lenders party thereto and KfW IPEX-Bank GmbH, as facility agent, Hermes agent, bookrunner, initial mandated lead arranger, collateral agent and CIRR Agent (incorporated herein by reference to Exhibit 10.15 to Norwegian Cruise Line Holdings Ltd.’s Form 10-K filed on February 28, 2024 (File No. 001-35784))#

10.12

Seventh Supplemental Agreement, dated November 30, 2023, to Seahawk One Credit Agreement, dated July 14, 2014, by and among Seahawk One, Ltd., as borrower, NCL Corporation Ltd., as guarantor, NCL International, Ltd., as shareholder, NCL (Bahamas) Ltd., as charterer, the lenders party thereto and KfW IPEX-Bank GmbH, as facility agent, Hermes agent, bookrunner, initial mandated lead arranger, collateral agent and CIRR Agent (incorporated herein by reference to Exhibit 10.16 to Norwegian Cruise Line Holdings Ltd.’s Form 10-K filed on February 28, 2024 (File No. 001-35784))#

10.13**

Eighth Supplemental Agreement, dated January 31, 2025, to Seahawk One Credit Agreement, dated July 14, 2014, by and among Seahawk One, Ltd., as borrower, NCL Corporation Ltd., as guarantor, NCL International, Ltd., as shareholder, NCL (Bahamas) Ltd., as charterer, the lenders party thereto and KfW IPEX-Bank GmbH, as facility agent, Hermes agent, bookrunner, initial mandated lead arranger, collateral agent and CIRR Agent#

10.14

Sixth Supplemental Agreement, dated June 15, 2023, to Seahawk Two Credit Agreement, dated July 14, 2014, by and among Seahawk Two, Ltd., as borrower, NCL Corporation Ltd., as guarantor, NCL International, Ltd., as shareholder, the lenders party thereto and KfW IPEX-Bank GmbH, as facility agent, Hermes agent, bookrunner, initial mandated lead arranger, collateral agent and CIRR Agent (incorporated herein by reference to Exhibit 10.17 to Norwegian Cruise Line Holdings Ltd.’s Form 10-K filed on February 28, 2024 (File No. 001-35784))#†

10.15

Seventh Supplemental Agreement, dated October 23, 2023, to Seahawk Two Credit Agreement, dated July 14, 2014, by and among Seahawk Two, Ltd., as borrower, NCL Corporation Ltd., as guarantor, NCL International, Ltd., as shareholder, NCL (Bahamas) Ltd., as charterer, the lenders party thereto and KfW IPEX-Bank GmbH, as facility agent, Hermes agent, bookrunner, initial mandated lead arranger, collateral agent and CIRR Agent (incorporated herein by reference to Exhibit 10.18 to Norwegian Cruise Line Holdings Ltd.’s Form 10-K filed on February 28, 2024 (File No. 001-35784))#

10.16

Eighth Supplemental Agreement, dated November 30, 2023, to Seahawk Two Credit Agreement, dated July 14, 2014, by and among Seahawk Two, Ltd., as borrower, NCL Corporation Ltd., as guarantor, NCL International, Ltd., as shareholder, NCL (Bahamas) Ltd., as charterer, the lenders party thereto and KfW IPEX-Bank GmbH, as facility agent, Hermes agent, bookrunner, initial mandated lead arranger, collateral agent and CIRR Agent (incorporated herein by reference to Exhibit 10.19 to Norwegian Cruise Line Holdings Ltd.’s Form 10-K filed on February 28, 2024 (File No. 001-35784))#

10.17**

Ninth Supplemental Agreement, dated January 31, 2025, to Seahawk Two Credit Agreement, dated July 14, 2014, by and among Seahawk Two, Ltd., as borrower, NCL Corporation Ltd., as guarantor, NCL International, Ltd., as shareholder, NCL (Bahamas) Ltd., as charterer, the lenders party thereto and KfW IPEX-Bank GmbH, as facility agent, Hermes agent, bookrunner, initial mandated lead arranger, collateral agent and CIRR Agent#

10.18

Amendment and Restatement Agreement, dated as of May 19, 2023, among Explorer New Build, LLC, as borrower, NCL Corporation Ltd., as guarantor, Seven Seas Cruises S. de R.L., as charterer and shareholder, Norwegian Cruise Line Holdings Ltd., the lenders party thereto, Crédit Agricole Corporate and Investment Bank, Société Générale, and KfW IPEX-Bank GmbH, as joint mandated lead arrangers, and Crédit Agricole Corporate and Investment Bank, as agent, SACE agent and security trustee, which amends and restates the Loan Agreement, originally dated as of July 31, 2013 (incorporated herein by reference to Exhibit 10.8 to Norwegian Cruise Line Holdings Ltd.’s Form 10-Q filed on August 8, 2023 (File No. 001-35784)) #†

10.19

Amendment Agreement, dated October 24, 2023 and effective as of November 9, 2023, among Explorer New Build, LLC, as borrower, NCL Corporation Ltd., as guarantor, Seven Seas Cruises S. de R.L., as charterer and shareholder, Norwegian Cruise Line Holdings Ltd., the lenders party thereto, Crédit Agricole Corporate and Investment Bank, Société Générale, and KfW IPEX-Bank GmbH, as joint mandated lead arrangers, and Crédit Agricole Corporate and Investment Bank, as agent, SACE agent and security trustee (incorporated herein by reference to Exhibit 10.27 to Norwegian Cruise Line Holdings Ltd.’s Form 10-K filed on February 28, 2024 (File No. 001-35784))

10.20

Supplemental Agreement, dated November 30, 2023, among Explorer New Build, LLC, as borrower, NCL Corporation Ltd., as guarantor, Seven Seas Cruises Ltd., as charterer and shareholder, Norwegian Cruise Line Holdings Ltd., the lenders party thereto, Crédit Agricole Corporate and Investment Bank, Société Générale and KfW IPEX-Bank GmbH, as joint mandated lead arrangers, and Crédit Agricole Corporate and Investment Bank, as agent, SACE agent and security trustee (incorporated herein by reference to Exhibit 10.28 to Norwegian Cruise Line Holdings Ltd.’s Form 10-K filed on February 28, 2024 (File No. 001-35784))#

10.21**

Supplemental Agreement, dated January 31, 2025, among Explorer New Build, LLC, as borrower, NCL Corporation Ltd., as guarantor, Seven Seas Cruises Ltd., as shareholder and charterer, Norwegian Cruise Line Holdings Ltd., as the holding, and Crédit Agricole Corporate and Investment Bank, as agent

10.22

Amendment and Restatement Agreement, dated as of May 19, 2023, among Explorer II New Build, LLC, as borrower, NCL Corporation Ltd., as guarantor, Seven Seas Cruises S. de R.L., as charterer and shareholder, Norwegian Cruise Line Holdings Ltd., the lenders party thereto, Crédit Agricole Corporate and Investment Bank, Société Générale, HSBC Bank PLC, and KfW IPEX-Bank GmbH, as joint mandated lead arrangers, and Crédit Agricole Corporate and Investment Bank, as agent, SACE agent and security trustee, which amends and restates the Loan Agreement, originally dated as of March 30, 2016 (incorporated herein by reference to Exhibit 10.14 to Norwegian Cruise Line Holdings Ltd.’s Form 10-Q filed on August 8, 2023 (File No. 001-35784)) #†

10.23

Amendment Agreement, dated October 24, 2023 and effective as of November 9, 2023, among Explorer II New Build, LLC, as borrower, NCL Corporation Ltd., as guarantor, Seven Seas Cruises S. de R.L., as charterer and shareholder, Norwegian Cruise Line Holdings Ltd., the lenders party thereto, Crédit Agricole Corporate and Investment Bank, Société Générale, HSBC Bank PLC, and KfW IPEX-Bank GmbH, as joint mandated lead arrangers, and Crédit Agricole Corporate and Investment

Bank, as agent, SACE agent and security trustee (incorporated herein by reference to Exhibit 10.30 to Norwegian Cruise Line Holdings Ltd.’s Form 10-K filed on February 28, 2024 (File No. 001-35784))

10.24

Supplemental Agreement, dated November 30, 2023, among Explorer II New Build, LLC, as borrower, NCL Corporation Ltd., as guarantor, Seven Seas Cruises Ltd., as charterer and shareholder, Norwegian Cruise Line Holdings Ltd., the lenders party thereto, Crédit Agricole Corporate and Investment Bank, Société Générale, HSBC Bank PLC, and KfW IPEX-Bank GmbH, as joint mandated lead arrangers, and Crédit Agricole Corporate and Investment Bank, as agent, SACE agent and security trustee (incorporated herein by reference to Exhibit 10.31 to Norwegian Cruise Line Holdings Ltd.’s Form 10-K filed on February 28, 2024 (File No. 001-35784))#

10.25**

Supplemental Agreement, dated January 31, 2025, among Explorer II New Build, LLC, as borrower, NCL Corporation Ltd., as guarantor, Seven Seas Cruises Ltd., as shareholder and charterer, Norwegian Cruise Line Holdings Ltd., as the holding, and Crédit Agricole Corporate and Investment Bank, as agent

10.26

Amendment and Restatement Agreement, dated as of May 19, 2023, among Leonardo One, Ltd., as borrower, NCL Corporation Ltd., as guarantor, NCL International, Ltd., as shareholder, Norwegian Cruise Line Holdings Ltd., the lenders party thereto, Crédit Agricole Corporate and Investment Bank, BNP Paribas Fortis S.A./N.V., HSBC Bank PLC, KfW IPEX-Bank GmbH, and Cassa Depositi e Prestiti S.P.A., as joint mandated lead arrangers, and Crédit Agricole Corporate and Investment Bank, as agent, SACE agent and security trustee, which amends and restates the Loan Agreement, originally dated as of April 12, 2017 (incorporated herein by reference to Exhibit 10.9 to Norwegian Cruise Line Holdings Ltd.’s Form 10-Q filed on August 8, 2023 (File No. 001-35784)) #†

10.27

Supplemental Agreement, dated October 23, 2023, among Leonardo One, Ltd., as borrower, NCL Corporation Ltd., as guarantor, NCL International, Ltd., as shareholder, Norwegian Cruise Line Holdings Ltd., NCL (Bahamas) Ltd., as charterer, the lenders party thereto, Crédit Agricole Corporate and Investment Bank, BNP Paribas Fortis S.A./N.V., HSBC Bank PLC, KfW IPEX-Bank GmbH, and Cassa Depositi e Prestiti S.P.A., as mandated lead arrangers, and Crédit Agricole Corporate and Investment Bank, as agent, SACE agent and security trustee (incorporated herein by reference to Exhibit 10.33 to Norwegian Cruise Line Holdings Ltd.’s Form 10-K filed on February 28, 2024 (File No. 001-35784))

10.28

Supplemental Agreement, dated November 30, 2023, among Leonardo One, Ltd., as borrower, NCL Corporation Ltd., as guarantor, NCL International, Ltd., as shareholder, Norwegian Cruise Line Holdings Ltd., NCL (Bahamas) Ltd., as charterer, the lenders party thereto, Crédit Agricole Corporate and Investment Bank, BNP Paribas Fortis S.A./N.V., HSBC Bank PLC, KfW IPEX-Bank GmbH and Cassa Depositi e Prestiti S.P.A., as mandated lead arrangers, and Crédit Agricole Corporate and Investment Bank, as agent, SACE agent and security trustee (incorporated herein by reference to Exhibit 10.34 to Norwegian Cruise Line Holdings Ltd.’s Form 10-K filed on February 28, 2024 (File No. 001-35784))#

10.29**

Supplemental Agreement, dated January 31, 2025, among Leonardo One, Ltd., as borrower, NCL Corporation Ltd., as guarantor, NCL International, Ltd., as shareholder, Norwegian Cruise Line Holdings Ltd., as the holding, NCL (Bahamas) Ltd., as charterer, and Crédit Agricole Corporate and Investment Bank, as agent

10.30

Amendment and Restatement Agreement, dated as of May 19, 2023, among Leonardo Two, Ltd., as borrower, NCL Corporation Ltd., as guarantor, NCL International, Ltd., as shareholder, Norwegian Cruise Line Holdings Ltd., the lenders party thereto, Crédit Agricole Corporate and Investment Bank, BNP Paribas Fortis S.A./N.V., HSBC Bank PLC and Cassa Depositi e Prestiti S.P.A., as joint mandated lead arrangers, and Crédit Agricole Corporate and Investment Bank, as agent, SACE agent and security trustee, which amends and restates the Loan Agreement, originally dated as of April 12,

2017 (incorporated herein by reference to Exhibit 10.10 to Norwegian Cruise Line Holdings Ltd.’s Form 10-Q filed on August 8, 2023 (File No. 001-35784)) #†

10.31

Supplemental Agreement, dated October 23, 2023, among Leonardo Two, Ltd., as borrower, NCL Corporation Ltd., as guarantor, NCL International, Ltd., as shareholder, Norwegian Cruise Line Holdings Ltd., NCL (Bahamas) Ltd., as charterer, the lenders party thereto, Crédit Agricole Corporate and Investment Bank, BNP Paribas Fortis S.A./N.V., HSBC Bank PLC and Cassa Depositi e Prestiti S.P.A., as mandated lead arrangers, and Crédit Agricole Corporate and Investment Bank, as agent, SACE agent and security trustee (incorporated herein by reference to Exhibit 10.36 to Norwegian Cruise Line Holdings Ltd.’s Form 10-K filed on February 28, 2024 (File No. 001-35784))

10.32

Supplemental Agreement, dated November 30, 2023, among Leonardo Two, Ltd., as borrower, NCL Corporation Ltd., as guarantor, NCL International, Ltd., as shareholder, Norwegian Cruise Line Holdings Ltd., NCL (Bahamas) Ltd., as charterer, the lenders party thereto, Crédit Agricole Corporate and Investment Bank, BNP Paribas Fortis S.A./N.V., HSBC Bank PLC and Cassa Depositi e Prestiti S.P.A., as mandated lead arrangers, and Crédit Agricole Corporate and Investment Bank, as agent, SACE agent and security trustee (incorporated herein by reference to Exhibit 10.37 to Norwegian Cruise Line Holdings Ltd.’s Form 10-K filed on February 28, 2024 (File No. 001-35784))#

10.33**

Supplemental Agreement, dated January 31, 2025, among Leonardo Two, Ltd., as borrower, NCL Corporation Ltd., as guarantor, NCL International, Ltd., as shareholder, Norwegian Cruise Line Holdings Ltd., as the holding, NCL (Bahamas) Ltd., as charterer, and Crédit Agricole Corporate and Investment Bank, as agent

10.34

Amendment and Restatement Agreement, dated as of April 6, 2023 and effective as of April 28, 2023, among Leonardo Three, Ltd., as borrower, NCL Corporation Ltd., as guarantor, NCL International, Ltd., as shareholder, Norwegian Cruise Line Holdings Ltd., the lenders party thereto, HSBC Bank PLC, BNP Paribas Fortis S.A./N.V., KfW IPEX-Bank GmbH and Cassa Depositi e Prestiti S.P.A., as joint mandated lead arrangers, and BNP Paribas S.A. as agent, SACE agent and security trustee, which amends and restates the Loan Agreement, originally dated as of April 12, 2017 (incorporated herein by reference to Exhibit 10.1 to Norwegian Cruise Line Holdings Ltd.’s Form 8-K filed on May 2, 2023 (File No. 001-35784)) #†

10.35

Supplemental Agreement, dated November 30, 2023, among Leonardo Three, Ltd., as borrower, NCL Corporation Ltd., as guarantor, NCL International, Ltd., as shareholder, Norwegian Cruise Line Holdings Ltd., the lenders party thereto, HSBC Bank PLC, BNP Paribas Fortis S.A./N.V., KfW IPEX-Bank GmbH and Cassa Depositi e Prestiti S.P.A., as joint mandated lead arrangers, and BNP Paribas S.A., as agent, SACE agent and security trustee (incorporated herein by reference to Exhibit 10.39 to Norwegian Cruise Line Holdings Ltd.’s Form 10-K filed on February 28, 2024 (File No. 001-35784))#

10.36**

Supplemental Agreement, dated January 31, 2025, among Leonardo Three, Ltd., as borrower, NCL Corporation Ltd., as guarantor, NCL International, Ltd., as shareholder, Norwegian Cruise Line Holdings Ltd., as the holding, and BNP Paribas S.A., as facility agent#

10.37

Amendment and Restatement Agreement, dated as of April 6, 2023 and effective as of April 28, 2023, among Leonardo Four, Ltd., as borrower, NCL Corporation Ltd., as guarantor, NCL International, Ltd., as shareholder, Norwegian Cruise Line Holdings Ltd., the lenders party thereto, KfW IPEX-Bank GmbH, BNP Paribas Fortis S.A./N.V., HSBC Bank PLC and Cassa Depositi e Prestiti S.P.A., as joint mandated lead arrangers, and BNP Paribas S.A. as agent, SACE agent and security trustee, which amends and restates the Loan Agreement, originally dated as of April 12, 2017 (incorporated herein by reference to Exhibit 10.2 to Norwegian Cruise Line Holdings Ltd.’s Form 8-K filed on May 2, 2023 (File No. 001-35784)) #†

10.38

Supplemental Agreement, dated November 30, 2023, among Leonardo Four, Ltd., as borrower, NCL Corporation Ltd., as guarantor, NCL International, Ltd., as shareholder, Norwegian Cruise Line Holdings Ltd., the lenders party thereto, HSBC Bank PLC, BNP Paribas Fortis S.A./N.V., KfW IPEX-Bank GmbH and Cassa Depositi e Prestiti S.P.A., as joint mandated lead arrangers, and BNP Paribas S.A., as agent, SACE agent and security trustee (incorporated herein by reference to Exhibit 10.41 to Norwegian Cruise Line Holdings Ltd.’s Form 10-K filed on February 28, 2024 (File No. 001-35784))#

10.39**

Supplemental Agreement, dated January 31, 2025, among Leonardo Four, Ltd., as borrower, NCL Corporation Ltd., as guarantor, NCL International, Ltd., as shareholder, Norwegian Cruise Line Holdings Ltd., as the holding, and BNP Paribas S.A., as facility agent#

10.40

Amendment and Restatement Agreement, dated as of April 6, 2023 and effective as of April 28, 2023, among Leonardo Five, Ltd., as borrower, NCL Corporation Ltd., as guarantor, NCL International, Ltd., as shareholder, Norwegian Cruise Line Holdings Ltd., the lenders party thereto, Crédit Agricole Corporate and Investment Bank, BNP Paribas Fortis S.A./N.V., HSBC Bank PLC, KfW IPEX-Bank GmbH, Cassa Depositi e Prestiti S.P.A., Banco Santander, S.A. and Société Générale, as joint mandated lead arrangers, BNP Paribas, as facility agent, Crédit Agricole Corporate and Investment Bank, as SACE agent, and HSBC Corporate Trustee Company (UK) Limited, as security trustee, which amends and restates the Loan Agreement, originally dated as of December 19, 2018 (incorporated herein by reference to Exhibit 10.3 to Norwegian Cruise Line Holdings Ltd.’s Form 8-K filed on May 2, 2023 (File No. 001-35784)) #†

10.41

Supplemental Agreement, dated November 30, 2023, among Leonardo Five, Ltd., as borrower, NCL Corporation Ltd., as guarantor, NCL International, Ltd., as shareholder, Norwegian Cruise Line Holdings Ltd., the lenders party thereto, Crédit Agricole Corporate and Investment Bank, BNP Paribas Fortis S.A./N.V., HSBC Bank PLC, KfW IPEX-Bank GmbH, Cassa Depositi e Prestiti S.P.A., Banco Santander, S.A. and Société Générale, as joint mandated lead arrangers, BNP Paribas S.A., as facility agent, Crédit Agricole Corporate and Investment Bank, as SACE agent, and HSBC Corporate Trustee Company (UK) Limited, as security trustee (incorporated herein by reference to Exhibit 10.43 to Norwegian Cruise Line Holdings Ltd.’s Form 10-K filed on February 28, 2024 (File No. 001-35784))#

10.42**

Supplemental Agreement, dated January 31, 2025, among Leonardo Five, Ltd., as borrower, NCL Corporation Ltd., as guarantor, NCL International, Ltd, as shareholder, Norwegian Cruise Line Holdings Ltd., as the holding, and BNP Paribas S.A., as facility agent#

10.43

Amendment and Restatement Agreement, dated as of April 6, 2023 and effective as of April 28, 2023, among Leonardo Six, Ltd., as borrower, NCL Corporation Ltd., as guarantor, NCL International, Ltd., as shareholder, Norwegian Cruise Line Holdings Ltd., the lenders party thereto, Crédit Agricole Corporate and Investment Bank, BNP Paribas Fortis S.A./N.V., HSBC Bank PLC, KfW IPEX-Bank GmbH, Cassa Depositi e Prestiti S.P.A., Banco Santander, S.A. and Société Générale, as joint mandated lead arrangers, BNP Paribas, as facility agent, Crédit Agricole Corporate and Investment Bank, as SACE agent, and HSBC Corporate Trustee Company (UK) Limited, as security trustee, which amends and restates the Loan Agreement, originally dated as of December 19, 2018 (incorporated herein by reference to Exhibit 10.4 to Norwegian Cruise Line Holdings Ltd.’s Form 8-K filed on May 2, 2023 (File No. 001-35784)) #†

10.44

Supplemental Agreement, dated November 30, 2023, among Leonardo Six, Ltd., as borrower, NCL Corporation Ltd., as guarantor, NCL International, Ltd., as shareholder, Norwegian Cruise Line Holdings Ltd., the lenders party thereto, Crédit Agricole Corporate and Investment Bank, BNP Paribas Fortis S.A./N.V., HSBC Bank PLC, KfW IPEX-Bank GmbH, Cassa Depositi e Prestiti S.P.A., Banco Santander, S.A. and Société Générale, as joint mandated lead arrangers, BNP Paribas S.A., as facility agent, Crédit Agricole Corporate and Investment Bank, as SACE agent, and HSBC Corporate Trustee Company (UK) Limited, as security trustee (incorporated herein by reference to

Exhibit 10.45 to Norwegian Cruise Line Holdings Ltd.’s Form 10-K filed on February 28, 2024 (File No. 001-35784))#

10.45**

Supplemental Agreement, dated January 31, 2025, among Leonardo Six, Ltd., as borrower, NCL Corporation Ltd., as guarantor, NCL International, Ltd., as shareholder, Norwegian Cruise Line Holdings Ltd., as the holding, and BNP Paribas S.A., as facility agent#

10.46

Amendment and Restatement Agreement, dated as of April 6, 2023 and effective as of April 28, 2023, among Explorer III New Build, LLC, as borrower, NCL Corporation Ltd., as guarantor, Seven Seas Cruises S. de R.L., as shareholder, Norwegian Cruise Line Holdings Ltd., the lenders party thereto, Crédit Agricole Corporate and Investment Bank, BNP Paribas Fortis S.A./N.V., HSBC Bank PLC, KfW IPEX-Bank GmbH, Cassa Depositi e Prestiti S.P.A., Banco Santander, S.A. and Société Générale., as joint mandated lead arrangers, BNP Paribas, as facility agent, Crédit Agricole Corporate and Investment Bank, as SACE agent, and HSBC Corporate Trustee Company (UK) Limited, as security trustee, which amends and restates the Loan Agreement, originally dated as of December 19, 2018 (incorporated herein by reference to Exhibit 10.5 to Norwegian Cruise Line Holdings Ltd.’s Form 8-K filed on May 2, 2023 (File No. 001-35784)) #†

10.47

Amendment Agreement, dated October 24, 2023 (as modified by a side letter dated November 9, 2023 and a side letter dated November 13, 2023, and as partially effective as of November 9, 2023 and fully effective as of November 16, 2023), among Explorer III New Build, LLC, as borrower, NCL Corporation Ltd., as guarantor, Seven Seas Cruises S. de R.L., as member and shareholder, Norwegian Cruise Line Holdings Ltd., the lenders party thereto, Crédit Agricole Corporate and Investment Bank, BNP Paribas Fortis S.A./N.V., HSBC Bank PLC, KfW IPEX-Bank GmbH, Cassa Depositi e Prestiti S.P.A., Banco Santander, S.A. and Société Générale, as joint mandated lead arrangers, BNP Paribas S.A., as facility agent, Crédit Agricole Corporate and Investment Bank, as SACE agent, and HSBC Corporate Trustee Company (UK) Limited, as security trustee (incorporated herein by reference to Exhibit 10.47 to Norwegian Cruise Line Holdings Ltd.’s Form 10-K filed on February 28, 2024 (File No. 001-35784))#

10.48

Side Letter, dated November 9, 2023, by and between BNP Paribas S.A., as facility agent, and Explorer III New Build, LLC, as borrower (incorporated herein by reference to Exhibit 10.48 to Norwegian Cruise Line Holdings Ltd.’s Form 10-K filed on February 28, 2024 (File No. 001-35784))

10.49

Second Side Letter, dated November 13, 2023, by and between BNP Paribas S.A., as facility agent, and Explorer III New Build, LLC, as borrower (incorporated herein by reference to Exhibit 10.49 to Norwegian Cruise Line Holdings Ltd.’s Form 10-K filed on February 28, 2024 (File No. 001-35784))

10.50

Supplemental Agreement, dated November 30, 2023, among Explorer III New Build, LLC, as borrower, NCL Corporation Ltd., as guarantor, Seven Seas Cruises Ltd., as shareholder, Norwegian Cruise Line Holdings Ltd., the lenders party thereto, Crédit Agricole Corporate and Investment Bank, BNP Paribas Fortis S.A./N.V., HSBC Bank PLC, KfW IPEX-Bank GmbH, Cassa Depositi e Prestiti S.P.A., Banco Santander, S.A. and Société Générale, as joint mandated lead arrangers, BNP Paribas S.A., as facility agent, Crédit Agricole Corporate and Investment Bank, as SACE agent, and HSBC Corporate Trustee Company (UK) Limited, as security trustee (incorporated herein by reference to Exhibit 10.50 to Norwegian Cruise Line Holdings Ltd.’s Form 10-K filed on February 28, 2024 (File No. 001-35784))#

10.51**

Supplemental Agreement, dated January 31, 2025, among Explorer III New Build, LLC, as borrower, NCL Corporation Ltd., as guarantor, Seven Seas Cruises Ltd., as shareholder and charterer, Norwegian Cruise Line Holdings Ltd., as the holding, and BNP Paribas S.A., as facility agent

10.52

Amendment and Restatement Agreement, dated as of May 19, 2023, among O Class Plus One, LLC, as borrower, NCL Corporation Ltd., as guarantor, Oceania Cruises S. de R.L., as shareholder, Norwegian Cruise Line Holdings Ltd., the lenders party thereto, Crédit Agricole Corporate and

Investment Bank, BNP Paribas Fortis S.A./N.V., HSBC Bank PLC, KfW IPEX-Bank GmbH, Cassa Depositi e Prestiti S.P.A., Banco Santander, S.A. and Société Générale., as joint mandated lead arrangers, BNP Paribas, as facility agent, Crédit Agricole Corporate and Investment Bank, as SACE agent, and HSBC Corporate Trustee Company (UK) Limited, as security trustee, which amends and restates the Loan Agreement, originally dated as of December 19, 2018 (incorporated herein by reference to Exhibit 10.12 to Norwegian Cruise Line Holdings Ltd.’s Form 10-Q filed on August 8, 2023 (File No. 001-35784)) #†

10.53

Amendment Agreement, dated October 25, 2023 and effective as of November 9, 2023, among O Class Plus One, LLC, as borrower, NCL Corporation Ltd., as guarantor, Oceania Cruises S. de R.L., as member and shareholder, Norwegian Cruise Line Holdings Ltd., the lenders party thereto, Crédit Agricole Corporate and Investment Bank, BNP Paribas Fortis S.A./N.V., HSBC Bank PLC, KfW IPEX-Bank GmbH, Cassa Depositi e Prestiti S.P.A., Banco Santander, S.A. and Société Générale, as joint mandated lead arrangers, BNP Paribas S.A., as facility agent, Crédit Agricole Corporate and Investment Bank, as SACE agent, and HSBC Corporate Trustee Company (UK) Limited, as security trustee (incorporated herein by reference to Exhibit 10.52 to Norwegian Cruise Line Holdings Ltd.’s Form 10-K filed on February 28, 2024 (File No. 001-35784))

10.54

Supplemental Agreement, dated November 30, 2023, among O Class Plus One, LLC, as borrower, NCL Corporation Ltd., as guarantor, Oceania Cruises Ltd., as shareholder and charterer, Norwegian Cruise Line Holdings Ltd., the lenders party thereto, Crédit Agricole Corporate and Investment Bank, BNP Paribas Fortis S.A./N.V., HSBC Bank PLC, KfW IPEX-Bank GmbH, Cassa Depositi e Prestiti S.P.A., Banco Santander, S.A. and Société Générale, as joint mandated lead arrangers, BNP Paribas S.A., as facility agent, Crédit Agricole Corporate and Investment Bank, as SACE agent, and HSBC Corporate Trustee Company (UK) Limited, as security trustee (incorporated herein by reference to Exhibit 10.53 to Norwegian Cruise Line Holdings Ltd.’s Form 10-K filed on February 28, 2024 (File No. 001-35784))#

10.55**

Supplemental Agreement, dated January 31, 2025, among O Class Plus One, LLC, as borrower, NCL Corporation Ltd., as guarantor, Oceania Cruises Ltd., as shareholder and charterer, Norwegian Cruise Line Holdings Ltd., as the holding, and BNP Paribas S.A., as facility agent

10.56

Amendment and Restatement Agreement, dated as of April 6, 2023 and effective as of April 28, 2023, among O Class Plus Two, LLC, as borrower, NCL Corporation Ltd., as guarantor, Oceania Cruises S. de R.L., as shareholder, Norwegian Cruise Line Holdings Ltd., the lenders party thereto, Crédit Agricole Corporate and Investment Bank, BNP Paribas Fortis S.A./N.V., HSBC Bank PLC, KfW IPEX-Bank GmbH, Cassa Depositi e Prestiti S.P.A., Banco Santander, S.A. and Société Générale., as joint mandated lead arrangers, BNP Paribas S.A., as facility agent, Crédit Agricole Corporate and Investment Bank, as SACE agent, and HSBC Corporate Trustee Company (UK) Limited, as security trustee, which amends and restates the Loan Agreement, originally dated as of December 19, 2018 (incorporated herein by reference to Exhibit 10.6 to Norwegian Cruise Line Holdings Ltd.’s Form 8-K filed on May 2, 2023 (File No. 001-35784)) #†

10.57

Amendment Agreement, dated October 24, 2023 and effective as of November 9, 2023, among O Class Plus Two, LLC, as borrower, NCL Corporation Ltd., as guarantor, Oceania Cruises S. de R.L., as member and shareholder, Norwegian Cruise Line Holdings Ltd., the lenders party thereto, Crédit Agricole Corporate and Investment Bank, BNP Paribas Fortis S.A./N.V., HSBC Bank PLC, KfW IPEX-Bank GmbH, Cassa Depositi e Prestiti S.P.A., Banco Santander, S.A. and Société Générale, as joint mandated lead arrangers, BNP Paribas S.A., as facility agent, Crédit Agricole Corporate and Investment Bank, as SACE agent, and HSBC Corporate Trustee Company (UK) Limited, as security trustee (incorporated herein by reference to Exhibit 10.55 to Norwegian Cruise Line Holdings Ltd.’s Form 10-K filed on February 28, 2024 (File No. 001-35784))#

10.58	Supplemental Agreement, dated November 30, 2023, among O Class Plus Two, LLC, as borrower, NCL Corporation Ltd., as guarantor, Oceania Cruises Ltd., as shareholder, Norwegian Cruise Line

Holdings Ltd., the lenders party thereto, Crédit Agricole Corporate and Investment Bank, BNP Paribas Fortis S.A./N.V., HSBC Bank PLC, KfW IPEX-Bank GmbH, Cassa Depositi e Prestiti S.P.A., Banco Santander, S.A. and Société Générale, as joint mandated lead arrangers, BNP Paribas S.A., as facility agent, Crédit Agricole Corporate and Investment Bank, as SACE agent, and HSBC Corporate Trustee Company (UK) Limited, as security trustee (incorporated herein by reference to Exhibit 10.56 to Norwegian Cruise Line Holdings Ltd.’s Form 10-K filed on February 28, 2024 (File No. 001-35784))#

10.59**

Supplemental Agreement, dated January 31, 2025, among O Class Plus Two, LLC, as borrower, NCL Corporation Ltd., as guarantor, Oceania Cruises Ltd., as shareholder, Norwegian Cruise Line Holdings Ltd., as the holding, and BNP Paribas S.A., as facility agent#

10.60

Third Amended and Restated Commitment Letter, dated as of February 23, 2024 and effective as of March 11, 2024, among NCL Corporation Ltd. and the purchasers named therein (incorporated herein by reference to Exhibit 10.1 to Norwegian Cruise Line Holdings Ltd.’s Form 8-K filed on March 12, 2024 (File No. 001-35784))†

10.61

SACE Facility Agreement, dated April 4, 2024, among Oceania Next I, LLC, as borrower, NCL Corporation Ltd., as guarantor, the lenders party thereto, Banco Santander, S.A., BNP Paribas, Caixabank S.A., Cassa Depositi e Prestiti S.P.A., Crédit Agricole Corporate and Investment Bank, KFW Ipex-Bank GMBH, as joint mandated lead arrangers, and Crédit Agricole Corporate and Investment Bank, as facility agent, ECA agent and security agent (incorporated herein by reference to Exhibit 10.1 to Norwegian Cruise Line Holdings Ltd.’s Form 8-K filed on April 8, 2024 (File No. 001-35784))#

10.62

SACE Facility Agreement, dated April 4, 2024, among Oceania Next II, LLC, as borrower, NCL Corporation Ltd., as guarantor, the lenders party thereto, Banco Santander, S.A., BNP Paribas, Caixabank S.A., Cassa Depositi e Prestiti S.P.A., Crédit Agricole Corporate and Investment Bank, HSBC Bank PLC, JPMorgan Chase Bank, N.A., London Branch, KFW Ipex-Bank GMBH, as joint mandated lead arrangers, and Crédit Agricole Corporate and Investment Bank, as facility agent, ECA agent and security agent (incorporated herein by reference to Exhibit 10.2 to Norwegian Cruise Line Holdings Ltd.’s Form 8-K filed on April 8, 2024 (File No. 001-35784))#

10.63

SACE Facility Agreement, dated April 4, 2024, among DaVinci One, LLC, as borrower, NCL Corporation Ltd., as guarantor, the lenders party thereto, Banco Santander, S.A., BNP Paribas, Caixabank S.A., Cassa Depositi e Prestiti S.P.A., Citibank, N.A. London Branch, Crédit Agricole Corporate and Investment Bank, KFW Ipex-Bank GMBH, as joint mandated lead arrangers, and Crédit Agricole Corporate and Investment Bank, as facility agent, ECA agent and security agent (incorporated herein by reference to Exhibit 10.3 to Norwegian Cruise Line Holdings Ltd.’s Form 8-K filed on April 8, 2024 (File No. 001-35784))#

10.64

SACE Facility Agreement, dated April 4, 2024, among DaVinci Two, LLC, as borrower, NCL Corporation Ltd., as guarantor, the lenders party thereto, Banco Santander, S.A., BNP Paribas, Caixabank S.A., Cassa Depositi e Prestiti S.P.A., Crédit Agricole Corporate and Investment Bank, HSBC Bank PLC, JPMorgan Chase Bank, N.A., London Branch, KFW Ipex-Bank GMBH, as joint mandated lead arrangers, and Crédit Agricole Corporate and Investment Bank, as facility agent, ECA agent and security agent (incorporated herein by reference to Exhibit 10.4 to Norwegian Cruise Line Holdings Ltd.’s Form 8-K filed on April 8, 2024 (File No. 001-35784))#

10.65

Amended and Restated Regent Trademark License Agreement, dated February 21, 2011, by and between Regent Hospitality Worldwide, LLC and Seven Seas Cruises, S. DE R.L. (incorporated herein by reference to Exhibit 10.17 to Prestige Cruises International, Inc.’s Amendment No. 1 to Form S-1 filed on March 24, 2014 (File No. 333-193479))

10.66

Employment Agreement by and between NCL (Bahamas) Ltd. and Mark Kempa, entered into on July 17, 2023 (incorporated herein by reference to Exhibit 10.1 to Norwegian Cruise Line Holdings Ltd.’s Form 8-K filed on July 21, 2023 (File No. 001-35784))*

10.67

Transition, Release and Consulting Agreement by and between NCL (Bahamas) Ltd. and Frank J. Del Rio, entered into on March 15, 2023 (incorporated herein by reference to Exhibit 10.3 to Norwegian Cruise Line Holdings Ltd.’s Form 8-K filed on March 20, 2023 (File No. 001-35784))*

10.68

Employment Agreement by and between NCL (Bahamas) Ltd. and Harry Sommer, entered into on March 15, 2023 (incorporated herein by reference to Exhibit 10.1 to Norwegian Cruise Line Holdings Ltd.’s Form 8-K filed on March 20, 2023 (File No. 001-35784))*

10.69

Employment Agreement by and between NCL (Bahamas) Ltd. and David Herrera, entered into on March 15, 2023 (incorporated herein by reference to Exhibit 10.2 to Norwegian Cruise Line Holdings Ltd.’s Form 8-K filed on March 20, 2023 (File No. 001-35784))*

10.70

Employment Agreement by and between NCL (Bahamas) Ltd. and Daniel S. Farkas, effective as of July 17, 2023 (incorporated herein by reference to Exhibit 10.68 to Norwegian Cruise Line Holdings Ltd.’s annual report on Form 10-K filed on February 28, 2024 (File No. 001-35784))*

10.71

Employment Agreement by and between NCL (Bahamas) Ltd. and Patrik Dahlgren, effective as of June 12, 2023 (incorporated herein by reference to Exhibit 10.69 to Norwegian Cruise Line Holdings Ltd.’s annual report on Form 10-K filed on February 28, 2024 (File No. 001-35784))*

10.72**	Employment Agreement by and between Prestige Cruise Services LLC and Jason Montague, effective as of December 31, 2024

10.73

Form of Indemnification Agreement by and between Norwegian Cruise Line Holdings Ltd. and each of its directors, executive officers and certain other officers (effective July 14, 2020) (incorporated herein by reference to Exhibit 10.2 to Norwegian Cruise Line Holdings Ltd.’s Form 10-Q filed on August 10, 2020 (File No. 001-35784))*

10.74

Norwegian Cruise Line Holdings Ltd. Amended and Restated 2013 Performance Incentive Plan (incorporated herein by reference to Exhibit 10.1 to Norwegian Cruise Line Holdings Ltd.’s Form 8-K filed on June 14, 2024 (File No. 001-35784))*†

10.75

Form of Notice of Grant of Option and Terms and Conditions of Option (incorporated herein by reference to Exhibit 10.1 to Norwegian Cruise Line Holdings Ltd.’s Form 10-Q filed on May 8, 2013 (File No. 001-35784))*

10.76**	Directors’ Compensation Policy (effective January 1, 2025)*†

10.77

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

10.79	Form of Restricted Cash Retention Agreement (2022) (incorporated herein by reference to Exhibit 10.60 to Norwegian Cruise Line Holdings Ltd.’s Form 10-K filed on March 1, 2022 (File No. 001-35784))*

10.80

Form of Norwegian Cruise Line Holdings Ltd. Performance-based Restricted Share Unit Award Agreement (2023) (incorporated herein by reference to Exhibit 10.87 to Norwegian Cruise Line Holdings Ltd.’s annual report on Form 10-K filed on February 28, 2024 (File No. 001-35784))*

10.81

Form of Norwegian Cruise Line Holdings Ltd. Time-based Restricted Share Unit Award Agreement (2024) (incorporated herein by reference to Exhibit 10.6 to Norwegian Cruise Line Holdings Ltd.’s Form 10-Q filed on May 7, 2024 (File No. 001-35784))*†

10.82

Form of Norwegian Cruise Line Holdings Ltd. Performance-based Restricted Share Unit Award Agreement (2024) (incorporated herein by reference to Exhibit 10.7 to Norwegian Cruise Line Holdings Ltd.’s Form 10-Q filed on May 7, 2024 (File No. 001-35784))*†

19**	Norwegian Cruise Line Holdings Ltd. Insider Trading Policy

21.1**	List of Subsidiaries of Norwegian Cruise Line Holdings Ltd.

23.1**	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm

24.1**	Power of Attorney (included on Signatures page of this Annual Report on Form 10-K)

31.1**	Certification of the Annual Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the President and Chief Executive Officer

31.2**	Certification of the Annual Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Executive Vice President and Chief Financial Officer

32.1***	Certification of the Annual Report Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer and Chief Financial Officer

97.1

Policy Regarding the Recovery of Certain Compensation Payments (incorporated herein by reference to Exhibit 97.1 to Norwegian Cruise Line Holdings Ltd.’s Form 10-K filed on February 28, 2024 (File No. 001-35784))

101**	The following materials from Norwegian Cruise Line Holdings Ltd.’s Annual Report on Form 10‑K formatted in Inline XBRL:

(i) the Consolidated Statements of Operations of NCLH for the years ended December 31, 2024, 2023 and 2022;

(ii) the Consolidated Statements of Comprehensive Income (Loss) of NCLH for the years ended December 31, 2024, 2023 and 2022;

(iii) the Consolidated Balance Sheets of NCLH as of December 31, 2024 and 2023;

(iv) the Consolidated Statements of Cash Flows of NCLH for the years ended December 31, 2024, 2023 and 2022;

(v) the Consolidated Statements of Changes in Shareholders’ Equity of NCLH for the years ended December 31, 2024, 2023 and 2022;

(vi) the Notes to the Consolidated Financial Statements; and

(vii) Schedule II Valuation and Qualifying Accounts.

104**

The cover page from Norwegian Cruise Line Holdings Ltd.’s Annual Report on Form 10-K for the year ended December 31, 2024, formatted in Inline XBRL and included in the interactive data files submitted as Exhibit 101.

#     Certain portions of this document that constitute confidential information have been redacted in accordance with Regulation S-K Item 601(b)(10).

†	Agreement restates previous versions of agreement.

*     Management contract or compensatory plan.

**   Filed herewith.

*** Furnished herewith.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in Miami, Florida, on February 27, 2025.

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

Signature	Title	Date

/s/ Harry Sommer	Director, President and Chief Executive Officer	February 27, 2025
Harry Sommer	(Principal Executive Officer)

/s/ Mark A. Kempa	Executive Vice President and Chief Financial Officer	February 27, 2025
Mark A. Kempa	(Principal Financial Officer)

/s/ Faye L. Ashby	Senior Vice President and Chief Accounting Officer	February 27, 2025
Faye L. Ashby	(Principal Accounting Officer)

/s/ José E. Cil	Director	February 27, 2025
José E. Cil

/s/ Harry C. Curtis	Director	February 27, 2025
Harry C. Curtis

/s/ David M. Abrams	Director	February 27, 2025
David M. Abrams

/s/ Stella David	Director and Chairperson	February 27, 2025
Stella David

/s/ John Chidsey	Director	February 27, 2025
John Chidsey

/s/ Mary E. Landry	Director	February 27, 2025
Mary E. Landry

/s/ Zillah Byng-Thorne	Director	February 27, 2025
Zillah Byng-Thorne

Norwegian Cruise Line Holdings Ltd.

Schedule II Valuation and Qualifying Accounts (in thousands)

Additions
		Charged to	Charged to
	Balance	costs and	other		Balance
Description	December 31, 2021	expenses (a)	accounts	Deductions (b)	December 31, 2022

Valuation allowance on deferred tax assets	$87,849	$52,219	$—	$(335)	$139,733

		Charged to	Charged to
	Balance	costs and	other		Balance
Description	December 31, 2022	expenses (a)	accounts	Deductions (b)	December 31, 2023

Valuation allowance on deferred tax assets	$139,733	$561,693	$—	$(6,661)	$694,765

		Charged to	Charged to
	Balance	costs and	other		Balance
Description	December 31, 2023	expenses (a)	accounts	Deductions (b)	December 31, 2024

Valuation allowance on deferred tax assets	$694,765	$28,421	$—	$(164,496)	$558,690
(a)	Amount relates to recognition of valuation allowances on net U.S. and Bermuda deferred tax assets.
(b)	Amount relates to (i) utilization of deferred tax assets and (ii) reversal of valuation allowances.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Norwegian Cruise Line Holdings Ltd.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Norwegian Cruise Line Holdings Ltd. and its subsidiaries (the “Company”) as of December 31, 2024 and 2023, and the related consolidated statements of operations, of comprehensive income (loss), of changes in shareholders’ equity and of cash flows for each of the three years in the period ended December 31, 2024, including the related notes and financial statement schedule listed in the index appearing under Item 15(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Ship Accounting – Ship Improvements

As described in Notes 2 and 8 to the consolidated financial statements, the Company’s consolidated ship improvements balance was $3.3 billion as of December 31, 2024. The Company capitalized approximately $398.6 million of costs associated with ship improvements during the year ended December 31, 2024. Ship improvement costs that management believes add value to the ships are capitalized. The useful lives of ship improvements are estimated based on their economic lives. To determine the useful lives of ship improvements, management considers the historical useful lives of similar assets, manufacturer recommended lives, planned maintenance programs, and anticipated changes in technological conditions.

The principal considerations for our determination that performing procedures relating to ship accounting for ship improvements is a critical audit matter are the significant judgments by management when determining (i) the useful lives of ship improvements and (ii) whether ship improvement costs add value to the ships and are capitalizable. This in turn led to a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating audit evidence relating to (i) the appropriateness of the useful lives of ship improvements and (ii) whether ship improvement costs add value to the Company’s ships and are capitalized appropriately. In addition, the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s assessment of the useful lives of ship improvements and whether ship improvements add value and are capitalized appropriately. These procedures also included, among others, (i) evaluating the reasonableness of the useful lives assigned to ship improvements, considering the historical useful lives of similar assets, manufacturer recommended lives, planned maintenance programs, and anticipated changes in technological conditions and (ii) evaluating whether costs capitalized extend the useful life or increase the functionality of the ship, including testing the accuracy, existence and valuation of capitalized ship improvement costs. Professionals with specialized skill and knowledge were used to assist in evaluating the appropriateness of the assigned useful lives of ship improvements.

/s/ PricewaterhouseCoopers LLP

Miami, Florida

February 27, 2025

We have served as the Company’s auditor since at least 1988. We have not been able to determine the specific year we began serving as auditor of the Company.

Norwegian Cruise Line Holdings Ltd.

Consolidated Statements of Operations

(in thousands, except share and per share data)

	Year Ended December 31,
	2024	2023	2022
Revenue
Passenger ticket	$6,415,545	$5,753,966	$3,253,799
Onboard and other	3,064,106	2,795,958	1,589,961
Total revenue	9,479,651	8,549,924	4,843,760
Cruise operating expense
Commissions, transportation and other	1,917,443	1,883,279	1,034,629
Onboard and other	661,553	599,904	357,932
Payroll and related	1,344,718	1,262,119	1,088,639
Fuel	698,050	716,833	686,825
Food	312,992	358,310	263,807
Other	753,940	648,142	835,254
Total cruise operating expense	5,688,696	5,468,587	4,267,086
Other operating expense
Marketing, general and administrative	1,434,807	1,341,858	1,379,105
Depreciation and amortization	890,242	808,568	749,326
Total other operating expense	2,325,049	2,150,426	2,128,431
Operating income (loss)	1,465,906	930,911	(1,551,757)
Non-operating income (expense)
Interest expense, net	(747,223)	(727,531)	(801,512)
Other income (expense), net	54,224	(40,204)	76,566
Total non-operating income (expense)	(692,999)	(767,735)	(724,946)
Net income (loss) before income taxes	772,907	163,176	(2,276,703)
Income tax benefit	137,350	3,002	6,794
Net income (loss)	$910,257	$166,178	$(2,269,909)
Weighted-average shares outstanding
Basic	435,278,605	424,424,962	419,773,195
Diluted	515,030,548	427,400,849	419,773,195
Earnings (loss) per share
Basic	$2.09	$0.39	$(5.41)
Diluted	$1.89	$0.39	$(5.41)

The accompanying notes are an integral part of these consolidated financial statements.

Norwegian Cruise Line Holdings Ltd.

Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

	Year Ended December 31,
	2024	2023	2022
Net income (loss)	$910,257	$166,178	$(2,269,909)
Other comprehensive income (loss):
Shipboard Retirement Plan	7,118	(3,413)	8,889
Cash flow hedges:
Net unrealized loss	(10,642)	(1,773)	(104,017)
Amount realized and reclassified into earnings	4,923	(26,173)	(96,865)
Total other comprehensive income (loss)	1,399	(31,359)	(191,993)
Total comprehensive income (loss)	$911,656	$134,819	$(2,461,902)

The accompanying notes are an integral part of these consolidated financial statements.

Norwegian Cruise Line Holdings Ltd.

Consolidated Balance Sheets

(in thousands, except share data)

	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$190,765	$402,415
Accounts receivable, net	221,412	280,271
Inventories	149,718	157,646
Prepaid expenses and other assets	448,209	472,816
Total current assets	1,010,104	1,313,148
Property and equipment, net	16,810,650	16,433,292
Goodwill	135,764	98,134
Trade names	500,525	500,525
Other long-term assets	1,512,768	1,147,891
Total assets	$19,969,811	$19,492,990
Liabilities and shareholders’ equity
Current liabilities:
Current portion of long-term debt	$1,323,769	$1,744,778
Accounts payable	171,106	174,338
Accrued expenses and other liabilities	1,180,026	1,058,919
Advance ticket sales	3,105,964	3,060,666
Total current liabilities	5,780,865	6,038,701
Long-term debt	11,776,721	12,314,147
Other long-term liabilities	986,786	839,335
Total liabilities	18,544,372	19,192,183
Commitments and contingencies (Note 13)
Shareholders’ equity:
Ordinary shares, $0.001 par value; 980,000,000 shares authorized; and 439,861,281 shares issued and outstanding at December 31, 2024 and 425,546,570 shares issued and outstanding at December 31, 2023	440	425
Additional paid-in capital	7,921,918	7,708,957
Accumulated other comprehensive income (loss)	(507,039)	(508,438)
Accumulated deficit	(5,989,880)	(6,900,137)
Total shareholders’ equity	1,425,439	300,807
Total liabilities and shareholders’ equity	$19,969,811	$19,492,990

The accompanying notes are an integral part of these consolidated financial statements.

Norwegian Cruise Line Holdings Ltd.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2024	2023	2022
Cash flows from operating activities
Net income (loss)	$910,257	$166,178	$(2,269,909)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization expense	973,512	883,236	810,053
Deferred income taxes, net	(155,114)	—	—
(Gain) loss on derivatives	(979)	13,760	8,618
Loss on extinguishment of debt	29,175	6,701	188,799
Provision for bad debts and inventory obsolescence	6,359	6,190	13,609
Gain on involuntary conversion of assets	(4,771)	(6,852)	(2,300)
Share-based compensation expense	91,781	118,940	113,563
Net foreign currency adjustments	(25,837)	8,188	(10,795)
Changes in operating assets and liabilities:
Accounts receivable, net	49,304	39,649	828,661
Inventories	6,950	(11,042)	(33,609)
Prepaid expenses and other assets	88,366	410,266	(602,258)
Accounts payable	(20,208)	(50,976)	(16,196)
Accrued expenses and other liabilities	65,348	(82,202)	252,837
Advance ticket sales	35,680	503,678	928,947
Net cash provided by operating activities	2,049,823	2,005,714	210,020
Cash flows from investing activities
Additions to property and equipment, net	(1,210,952)	(2,750,362)	(1,783,857)
Proceeds from maturities of short-term investments	—	—	240,000
Cash paid on settlement of derivatives	(1,789)	(162,942)	(224,137)
Acquisition, net of cash acquired	(27,322)	—	—
Other, net	10,675	16,161	12,090
Net cash used in investing activities	(1,229,388)	(2,897,143)	(1,755,904)
Cash flows from financing activities
Repayments of long-term debt	(2,169,045)	(3,758,234)	(1,770,172)
Proceeds from long-term debt	1,298,599	4,322,941	3,003,003
Proceeds from employee related plans	—	5,307	5,267
Net share settlement of restricted share units	(25,333)	(26,860)	(20,987)
Early redemption premium	(19,166)	—	(172,012)
Deferred financing fees	(117,140)	(196,297)	(58,875)
Net cash provided by (used in) financing activities	(1,032,085)	346,857	986,224
Net decrease in cash and cash equivalents	(211,650)	(544,572)	(559,660)
Cash and cash equivalents at beginning of period	402,415	946,987	1,506,647
Cash and cash equivalents at end of period	$190,765	$402,415	$946,987

The accompanying notes are an integral part of these consolidated financial statements.

Norwegian Cruise Line Holdings Ltd.

Consolidated Statements of Changes in Shareholders’ Equity

(in thousands)

			Accumulated
		Additional	Other		Total
	Ordinary	Paid-in	Comprehensive	Accumulated	Shareholders’
	Shares	Capital	Income (Loss)	Deficit	Equity
Balance, December 31, 2021	$417	7,513,725	(285,086)	(4,796,406)	$2,432,650
Share-based compensation	—	113,563	—	—	113,563
Issuance of shares under employee related plans	4	5,263	—	—	5,267
Net share settlement of restricted share units	—	(20,987)	—	—	(20,987)
Other comprehensive loss, net	—	—	(191,993)	—	(191,993)
Net loss	—	—	—	(2,269,909)	(2,269,909)
Balance, December 31, 2022	421	7,611,564	(477,079)	(7,066,315)	68,591
Share-based compensation	—	118,940	—	—	118,940
Issuance of shares under employee related plans	4	5,303	—	—	5,307
Common share issuance for NCLC exchangeable notes	—	10	—	—	10
Net share settlement of restricted share units	—	(26,860)	—	—	(26,860)
Other comprehensive loss, net	—	—	(31,359)	—	(31,359)
Net income	—	—	—	166,178	166,178
Balance, December 31, 2023	425	7,708,957	(508,438)	(6,900,137)	300,807
Share-based compensation	—	91,781	—	—	91,781
Issuance of shares under employee related plans	4	(4)	—	—	—
Common share issuance for NCLC exchangeable notes	11	146,517	—	—	146,528
Net share settlement of restricted share units	—	(25,333)	—	—	(25,333)
Other comprehensive income, net	—	—	1,399	—	1,399
Net income	—	—	—	910,257	910,257
Balance, December 31, 2024	$440	$7,921,918	$(507,039)	$(5,989,880)	$1,425,439

The accompanying notes are an integral part of these consolidated financial statements.

Norwegian Cruise Line Holdings Ltd.

Notes to the Consolidated Financial Statements

1.	Description of Business

We are a leading global cruise company which operates the Norwegian Cruise Line, Oceania Cruises and Regent Seven Seas Cruises brands. As of December 31, 2024, we had 32 ships with approximately 66,500 Berths. The Company expects to add 13 additional ships to our fleet from 2025 through 2036.

We have four Prima Class Ships on order with currently scheduled delivery dates from 2025 through 2028. We have one Allura Class Ship on order for delivery in 2025. We also have orders for three new classes of ships: four Oceania Cruises ships with deliveries currently scheduled from 2027 through 2031, two Prestige Class Ships with deliveries currently scheduled in 2026 and 2029 and four Norwegian Cruise Line ships with deliveries currently scheduled from 2030 through 2036. We have the option to cancel the last two ships on order for Oceania Cruises currently scheduled for delivery in 2030 and 2031.

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

Accounts Receivable, Net

Accounts receivable are shown net of an allowance for credit losses of $15.1 million and $13.2 million as of December 31, 2024 and 2023, respectively. Accounts receivable, net includes $0.8 million and $20.1 million due from credit card processors within 12 months as of December 31, 2024 and 2023, respectively.

Inventories

Inventories mainly consist of provisions, supplies and fuel and are carried at the lower of cost or net realizable value using the first-in, first-out method of accounting.

Advertising Costs

Advertising costs are expensed as incurred. Expenses related to advertising costs totaled $513.7 million, $512.7 million and $577.8 million for the years ended December 31, 2024, 2023 and 2022, respectively.

Earnings Per Share

Basic EPS is computed by dividing net income by the basic weighted-average number of shares outstanding during each period. Diluted EPS is computed by dividing net income by diluted weighted-average shares outstanding.

A reconciliation between basic and diluted EPS was as follows (in thousands, except share and per share data):

	Year Ended December 31,
	2024	2023	2022
Net income (loss)	$910,257	$166,178	$(2,269,909)
Effect of dilutive securities - exchangeable notes	63,308	—	—
Net income (loss) and assumed conversion of exchangeable notes - Diluted EPS	$973,565	$166,178	$(2,269,909)
Basic weighted-average shares outstanding	435,278,605	424,424,962	419,773,195
Dilutive effect of share awards	4,039,709	2,975,887	—
Dilutive effect of exchangeable notes	75,712,234	—	—
Diluted weighted-average shares outstanding	515,030,548	427,400,849	419,773,195
Basic EPS	$2.09	$0.39	$(5.41)
Diluted EPS	$1.89	$0.39	$(5.41)

Each exchangeable note (see Note 9 – “Long-Term Debt”) is individually evaluated for its dilutive or anti-dilutive impact on EPS as determined under the if-converted method. Only the interest expense and weighted average shares for exchangeable notes that are dilutive are included in the effect of dilutive securities above. During the year ended December 31, 2023 and 2022 the exchangeable notes have been excluded from diluted weighted-average shares outstanding because the effect of including them would have been anti-dilutive. Share awards are evaluated for a dilutive or anti-dilutive impact on EPS using the treasury stock method. For the years ended December 31, 2024, 2023 and 2022, a total of 5.1 million, 87.6 million and 92.6 million shares, respectively, have been excluded from diluted weighted-average shares outstanding because the effect of including them would have been anti-dilutive.

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

Depreciation is computed on a straight-line basis over the estimated useful lives of the assets, after a 10-15% reduction for the estimated residual values of ships as follows:

Useful Life
Ships	30‑35 years
Computer hardware and software	3‑15 years
Other property and equipment	3‑40 years
Leasehold improvements	Shorter of lease term or asset life
Ship improvements	Shorter of asset life or life of the ship

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

For our annual impairment evaluation, we performed a qualitative assessment for the Norwegian and Regent reporting units and of each brand’s trade names. As of October 1, 2024, our annual review supports the carrying value of these assets.

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

Disaggregation of Revenue

Revenue and cash flows are affected by economic factors in various geographical regions.

Revenues by destination consisted of the following (in thousands):

	Year Ended December 31,
	2024	2023	2022
North America	$5,318,676	$5,002,796	$3,076,788
Europe	3,035,406	2,754,160	1,557,308
Asia-Pacific	779,484	533,484	115,438
Other	346,085	259,484	94,226
Total revenue	$9,479,651	$8,549,924	$4,843,760

North America includes the U.S., the Caribbean, Canada and Mexico. Europe includes the Baltic region, Canary Islands and Mediterranean. Asia-Pacific includes Australia, New Zealand and Asia. Other includes all other international territories.

Segment Reporting

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which aims to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. ASU 2023-07 has been applied retrospectively.

We have concluded that our business has a single reportable segment. Each brand, Norwegian, Oceania Cruises and Regent, constitutes a business for which discrete financial information is available and management regularly reviews the brand level operating results, and therefore, each brand is considered an operating segment. Our operating segments have similar economic and qualitative characteristics, including similar long-term margins and similar products and services; therefore, we aggregate all of the operating segments into one reportable segment, which is equivalent to our consolidated financial statements.

Our chief operating decision maker (“CODM”) is the President and Chief Executive Officer who is also a Director on our Board of Directors. Our CODM uses adjusted operating income (loss) in assessing segment performance and deciding how to allocate resources. Resource allocation primarily occurs during the annual budgeting process, where capital is assigned to operations and assessed for availability in investment and financing activities. The CODM considers variances on a monthly and quarterly basis to assess performance against budget, forecast and prior year actual results. Adjusted operating income (loss) is used to assess return on invested capital, which is considered in the non-cash compensation of certain employees based on the reportable segment’s performance.

The below table includes our calculation of adjusted operating income (loss), our significant segment expenses therein, and a reconciliation of adjusted operating income (loss) to net income (loss) before income taxes (in thousands):

	Year Ended December 31,
	2024	2023	2022
Total revenue	$9,479,651	$8,549,924	$4,843,760
Cruise operating expense
Commissions, transportation and other	1,917,443	1,883,279	1,034,629
Onboard and other	661,553	599,904	357,932
Adjusted payroll and related (1)	1,322,465	1,241,243	1,064,799
Fuel	698,050	716,833	686,825
Food	312,992	358,310	263,807
Other	753,940	648,142	835,254
Adjusted total cruise operating expense	5,666,443	5,447,711	4,243,246
Other operating expense
Adjusted marketing, general and administrative (2)	1,362,404	1,241,482	1,286,585
Depreciation and amortization	890,242	808,568	749,326
Adjusted total other operating expense	2,252,646	2,050,050	2,035,911
Adjusted operating income (loss)	$1,560,562	$1,052,163	$(1,435,397)

Adjusted operating income (loss)	$1,560,562	$1,052,163	$(1,435,397)
Non-cash compensation (3)	(94,656)	(121,252)	(116,360)
Interest expense, net	(747,223)	(727,531)	(801,512)
Other income (expense), net	54,224	(40,204)	76,566
Net income (loss) before income taxes	$772,907	$163,176	$(2,276,703)
(1)	Excludes non-cash deferred compensation expenses related to the crew pension plan and non-cash share-based compensation expenses related to equity awards for shipboard officers. We refer you to Note 11 – “Employee Benefits and Share-Based Compensation.”
(2)	Excludes non-cash share-based compensation expenses related to equity awards for corporate employees. We refer you to Note 11 – “Employee Benefits and Share-Based Compensation.”
(3)	Includes non-cash deferred compensation expenses related to the crew pension plan and non-cash share-based compensation expenses related to equity awards, which are included in payroll and related expense and marketing, general and administrative expense.

Although we sell cruises on an international basis, our passenger ticket revenue is primarily attributed to U.S.-sourced guests who make reservations through the U.S. Revenue attributable to U.S.-sourced guests was 84%, 84% and 85% for the years ended December 31, 2024, 2023 and 2022, respectively. No other individual country’s revenues exceeded 10% in any of our last three years.

Substantially all of our long-lived assets are located outside of the U.S. and consist primarily of our ships. We had 21 ships with Bahamas registry with a carrying value of $11.2 billion as of December 31, 2024 and $11.5 billion as of December 31, 2023. We had 10 ships with Marshall Islands registry with a carrying value of $3.5 billion as of December 31, 2024 and $3.6 billion as of December 31, 2023. We also had one ship with U.S. registry with a carrying value of $0.3 billion as of December 31, 2024 and 2023.

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

Foreign Currency

The majority of our transactions are settled in U.S. dollars. We remeasure assets and liabilities denominated in foreign currencies at exchange rates in effect at the balance sheet date. The resulting gains or losses are recognized in our consolidated statements of operations within other income (expense), net. We recognized a gain of $53.3 million, a loss of $28.7 million and a gain of $55.8 million for the years ended December 31, 2024, 2023 and 2022, respectively, related to remeasurement of assets and liabilities denominated in foreign currencies. Remeasurements of foreign currency related to operating activities are recognized within changes in operating assets and liabilities in the consolidated statement of cash flows.

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

We provide a valuation allowance on deferred tax assets when it is more likely than not that such assets will not be realized. We regularly assess the need for the valuation allowance on our deferred tax assets, and to the extent that we determine that an adjustment is needed, such adjustment will be recognized in the period that the determination is made. With respect to acquired deferred tax assets, changes within the measurement period that result from new information about facts and circumstances that existed at the acquisition date shall be recognized through a corresponding adjustment to goodwill. Subsequent to the measurement period, all other changes shall be reported as a reduction or increase to income tax expense in our consolidated statements of operations.

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

In November 2024, the FASB issued ASU No. 2024-03, Income Statement—Reporting Comprehensive

Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires disaggregation of certain costs and expenses, including employee compensation, and requires other improvements to disclosures. The amendments in this update are effective for annual periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027. The update may be applied on a prospective or retrospective basis. We will evaluate the impact of ASU 2024-03 on our notes to the consolidated financial statements.

3.	Revenue and Expense from Contracts with Customers

Nature of Goods and Services

We offer our guests a multitude of cruise fare options when booking a cruise. Our cruise ticket prices generally include cruise fare and a wide variety of onboard activities and amenities, meals, entertainment and government taxes, fees and port expenses. In some instances, cruise ticket prices include round-trip airfare to and from the port of embarkation, complimentary beverages, unlimited shore excursions, Wi-Fi, pre-cruise hotel packages, and on some of the exotic itineraries, pre- or post-land packages. Prices vary depending on the particular cruise itinerary, stateroom category selected and the time of year that the voyage takes place. Passenger ticket revenue also includes full ship charters as well as government taxes, fees and port expenses.

During the voyage, we generate onboard and other revenue for additional products and services which are not included in the cruise fare, including casino operations, certain food and beverage, gift shop purchases, spa services, Wi-Fi services and other similar items. Food and beverage, casino operations and shore excursions are generally managed directly by us while retail shops, spa services, art auctions and Wi-Fi services may be managed through contracts with third-party concessionaires. These contracts generally entitle us to a percentage of the gross sales derived from these concessions, which is recognized on a net basis. While some onboard goods and services may be prepaid prior to the voyage, we utilize point-of-sale systems for discrete purchases made onboard. Certain of our product offerings are bundled and we allocate the value of the bundled goods and services between passenger ticket revenue and onboard and other revenue based upon the relative standalone selling prices of those goods and services.

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

Contract Balances

Receivables from customers are included within accounts receivable, net. As of December 31, 2024 and 2023, our receivables from customers were $114.2 million and $126.4 million, respectively, primarily related to in-transit credit card receivables.

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

As of December 31, 2024, our contract liabilities were $2.2 billion. Of the amounts included within contract liabilities as of December 31, 2024, approximately 40% were refundable in accordance with our cancellation policies. Of the deposits included within advance ticket sales, the majority are refundable in accordance with our cancellation policies and it is uncertain to what extent guests may request refunds. As of December 31, 2023, our contract liabilities were $2.2 billion. Approximately $2.1 billion of the December 31, 2023 contract liability balance has been recognized in revenue for the year ended December 31, 2024.

The addition of new ships throughout 2023 increased the contract liability balances in 2024 as the number of sailings available for sale increases after each new ship in delivered. In 2023, three new ships were delivered. Additionally, cruises for four ships on order are available for sale.

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

Contract Costs

Management generally expects that incremental commissions and credit card fees paid as a result of obtaining ticket contracts are recoverable; therefore, we recognize these amounts as assets when they are paid prior to the voyage. Costs of air tickets, port taxes and other fees that fulfill future performance obligations are also considered recoverable and are recorded as assets. Costs incurred to obtain customers were $229.6 million and $231.9 million as of December 31, 2024 and 2023, respectively. Costs to fulfill contracts with customers were $120.8 million and $135.5 million as of December 31, 2024 and 2023, respectively. Both costs to obtain and fulfill contracts with customers are recognized within prepaid expenses and other assets. Incremental commissions, credit card fees, air ticket costs, and port taxes and fees are recognized ratably over the voyage sailing dates, concurrent with associated revenue, and are primarily in commissions, transportation and other expense.

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

As of December 31, 2024, the measurement period pertaining to the acquisition remains open and is subject to further adjustment. The acquisition includes deferred consideration, which is currently considered probable of payment in full; however, if new information arises, a change in consideration could impact our goodwill or liabilities. The acquisition of IMA does not have a material impact on the Company’s consolidated statements of operations.

5.	Goodwill and Trade Names

Goodwill and trade names are not subject to amortization. As of December 31, 2024 and 2023, the carrying values were $135.8 million and $98.1 million, respectively, for goodwill and $500.5 million for trade names. We evaluate goodwill and trade names for impairment annually or more frequently when an event occurs or circumstances change that indicates the carrying value of a reporting unit may not be recoverable.

The changes in the carrying amount of goodwill are as follows (in thousands):

Total
Goodwill
Accumulated impairment loss	$(1,290,797)
Balance, December 31, 2023	98,134
Additions to goodwill	37,630
Impairment loss	—
Balance, December 31, 2024	$135,764

The carrying value of our trade names was $500.5 million, which consists of $207.5 million for Norwegian Cruise Line, $140.0 million for Oceania Cruises and $153.0 million for Regent Seven Seas Cruises.

6.   Leases

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

The components of lease expense were as follows (in thousands):

	Year Ended	Year Ended	Year Ended
	December 31, 2024	December 31, 2023	December 31, 2022
Operating lease expense	$69,836	$54,290	$47,558
Variable lease expense	33,246	25,364	29,886
Short-term lease expense	44,683	36,853	38,476

Lease balances were as follows (in thousands):

	Balance Sheet location	December 31, 2024	December 31, 2023
Operating leases
Right-of-use assets	Other long-term assets	$899,091	$753,652
Current operating lease liabilities	Accrued expenses and other liabilities	27,313	23,226
Non-current operating lease liabilities	Other long-term liabilities	788,669	644,646

Supplemental cash flow and non-cash information related to leases was as follows (in thousands):

	Year Ended	Year Ended	Year Ended
	December 31, 2024	December 31, 2023	December 31, 2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$86,566	$122,499	$47,828

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	168,369	77,954	(76,173)

The right-of-use assets obtained in exchange for lease obligations for the year ended December 31, 2022 decreased primarily related to a modification of a port facility agreement.

Other supplemental information related to leases was as follows:

	Year Ended	Year Ended	Year Ended
	December 31, 2024	December 31, 2023	December 31, 2022
Weighted average remaining lease term (years) - operating leases	26.45	22.68	22.90
Weighted average discount rate - operating leases	6.87%	7.92%	7.33%

As of December 31, 2024, maturities of lease liabilities were as follows (in thousands):

Operating
leases
2025	$81,047
2026	75,425
2027	78,612
2028	71,062
2029	69,463
Thereafter	1,490,686
Total	1,866,295
Less: Present value discount	(1,050,313)
Present value of lease liabilities	$815,982

Sales-Type Lease

We have one sales-type lease for constructed land-based transportation equipment and infrastructure. The remaining term of the lease is 18 years. At the end of the lease term, the assets shall be conveyed to the lessee. As of December 31, 2024, the lease receivable is $38.8 million and is recognized within accounts receivable, net and other long-term assets. The maturities of the lease receivable as of December 31, 2024 were as follows (in thousands):

Sales-type
lease
2025	$1,839
2026	1,839
2027	1,839
2028	1,839
2029	1,839
Thereafter	29,622
Total	$38,817

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

Leases That Have Not Yet Commenced

We have three agreements related to our rights to use port facilities which are under construction or certain other port facilities. The lease terms for these agreements have not commenced as of December 31, 2024. Although we have provided or may provide design input or advances related to these assets, we have determined that we do not control these assets during the period of construction. The leases are expected to commence in 2025 and 2028. These port facilities have undiscounted minimum annual guarantees of approximately $238.5 million.

7.	Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) was as follows (in thousands):

	Year Ended December 31, 2024
				Change
	Accumulated	Change		Related to
	Other	Related to		Shipboard
	Comprehensive	Cash Flow		Retirement
	Income (Loss)	Hedges		Plan
Accumulated other comprehensive income (loss) at beginning of period	$(508,438)	$(508,524)		$86
Current period other comprehensive income (loss) before reclassifications	(3,902)	(10,642)		6,740
Amounts reclassified into earnings	5,301	4,923	(1)	378	(2)
Accumulated other comprehensive income (loss) at end of period	$(507,039)	$(514,243)	(3)	$7,204

	Year Ended December 31, 2023
				Change
	Accumulated	Change		Related to
	Other	Related to		Shipboard
	Comprehensive	Cash Flow		Retirement
	Income (Loss)	Hedges		Plan
Accumulated other comprehensive income (loss) at beginning of period	$(477,079)	$(480,578)		$3,499
Current period other comprehensive loss before reclassifications	(5,441)	(1,773)		(3,668)
Amounts reclassified into earnings	(25,918)	(26,173)	(1)	255	(2)
Accumulated other comprehensive income (loss) at end of period	$(508,438)	$(508,524)		$86

	Year Ended December 31, 2022
				Change
	Accumulated	Change		Related to
	Other	Related to		Shipboard
	Comprehensive	Cash Flow		Retirement
	Income (Loss)	Hedges		Plan
Accumulated other comprehensive income (loss) at beginning of period	$(285,086)	$(279,696)		$(5,390)
Current period other comprehensive income (loss) before reclassifications	(95,506)	(104,017)		8,511
Amounts reclassified into earnings	(96,487)	(96,865)	(1)	378	(2)
Accumulated other comprehensive income (loss) at end of period	$(477,079)	$(480,578)		$3,499
(1)	We refer you to Note 10 – “Fair Value Measurements and Derivatives” in these notes to consolidated financial statements for the affected line items in the consolidated statements of operations.
(2)	Amortization of prior-service cost and actuarial loss reclassified to other income (expense), net.
(3)	Includes $30.5 million of loss expected to be reclassified into earnings in the next 12 months.

8.	Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	December 31,
	2024	2023
Ships	$18,435,673	$18,462,250
Ship improvements	3,269,898	2,899,114
Ships under construction	1,143,711	548,182
Land and land improvements	58,370	58,370
Other	1,261,404	999,471
	24,169,056	22,967,387
Less: accumulated depreciation	(7,358,406)	(6,534,095)
Property and equipment, net	$16,810,650	$16,433,292

The Company capitalized approximately $398.6 million of costs associated with ship improvements and $140.5 million associated with other information technology assets during the year ended December 31, 2024. Repairs and maintenance expenses including Dry-dock expenses were $205.9 million, $160.8 million and $223.5 million for the years ended December 31, 2024, 2023 and 2022, respectively, and were recorded within other cruise operating expense.

Ships under construction include progress payments to the shipyard, planning and design fees and other associated costs. Capitalized interest costs which were primarily associated with the construction or revitalization of ships amounted to $59.9 million, $56.4 million and $58.4 million for the years ended December 31, 2024, 2023 and 2022, respectively.

9.	Long-Term Debt

Long-term debt consisted of the following:

	Interest Rate			Balance
	December 31,		Maturities	December 31,
	2024	2023	Through	2024	2023

				(in thousands)

Revolving Loan Facility	6.77%	—	2026	$245,000	$—
$862.5 million 6.000% exchangeable notes	—	6.00%	2024	—	146,044
$450.0 million 5.375% exchangeable notes	5.38%	5.38%	2025	448,527	446,027
$1,150.0 million 1.125% exchangeable notes	1.13%	1.13%	2027	1,137,711	1,132,079
$473.2 million 2.50% exchangeable notes	2.50%	2.50%	2027	467,764	465,339
$1,000.0 million 5.875% senior secured notes	5.88%	5.88%	2027	993,581	990,560
$315.0 million 6.25% senior unsecured notes	6.25%	—	2030	310,623	—
$600.0 million 7.75% senior unsecured notes	7.75%	7.75%	2029	594,782	593,521
$790.0 million 8.125% senior secured notes	8.13%	8.13%	2029	781,372	779,241
$250.0 million 9.75% senior secured notes	—	9.75%	2028	—	239,695
$600.0 million 8.375% senior secured notes	8.38%	8.38%	2028	593,041	590,796
$525.0 million 6.125% senior unsecured notes	6.13%	6.13%	2028	521,495	520,402
$1,425.0 million 5.875% senior unsecured notes	5.88%	5.88%	2026	1,420,523	1,416,779
$565.0 million 3.625% senior unsecured notes	—	3.63%	2024	—	563,788
€529.8 million Breakaway one loan (1)	5.88%	6.73%	2026	56,343	140,721
€529.8 million Breakaway two loan (1)	5.12%	5.18%	2027	130,055	216,317
€590.5 million Breakaway three loan (1)	3.47%	3.86%	2027	212,637	303,184
€729.9 million Breakaway four loan (1)	3.32%	3.66%	2029	337,406	437,721
€710.8 million Seahawk 1 term loan (1)	4.10%	4.35%	2030	401,919	501,416
€748.7 million Seahawk 2 term loan (1)	4.06%	4.27%	2031	542,721	650,189
Leonardo newbuild one loan	2.68%	2.68%	2034	878,378	960,901
Leonardo newbuild two loan	2.77%	2.77%	2035	942,721	1,022,829
Leonardo newbuild three loan	1.88%	1.89%	2037	246,738	199,689
Leonardo newbuild four loan	1.97%	1.31%	2038	186,090	42,037
Explorer newbuild loan	3.97%	4.37%	2028	121,395	166,239
Splendor newbuild loan	3.41%	3.62%	2032	282,809	333,143
Grandeur newbuild loan	3.70%	3.70%	2035	462,691	501,987
Marina newbuild loan	6.78%	7.06%	2027	33,696	56,283
Riviera newbuild loan	6.00%	6.84%	2026	22,536	67,683
Vista newbuild loan	3.64%	3.64%	2035	515,151	560,943
Prestige newbuild loan	6.38%	—	2038	104,269	—
Prestige Class 2 newbuild loan	6.38%	—	2041	15,105	—
New Oceania Cruises class 1 newbuild loan	6.38%	—	2039	65,535	—
New Oceania Cruises class 2 newbuild loan	6.38%	—	2040	16,752	—
Finance lease and license obligations	Various	Various	2028	11,124	13,372
Total debt				13,100,490	14,058,925
Less: current portion of long-term debt				(1,323,769)	(1,744,778)
Total long-term debt				$11,776,721	$12,314,147
(1)	Currently U.S. dollar-denominated.

2024 Transactions

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

2025 Transactions

In January 2025, the full amount of outstanding borrowings under the Breakaway one loan, Breakaway two loan, Marina newbuild loan and Riviera newbuild loan, plus any accrued and unpaid interest thereon, was repaid with funds drawn from the Revolving Loan Facility and also releasing the related collateral.

Also in January 2025, NCLC issued $1.8 billion aggregate principal amount of 6.750% senior unsecured notes due February 1, 2032 (the “2032 Notes”). NCLC may, at its option, redeem the 2032 Notes, in whole or in part, (i) prior to February 1, 2028 (the “First Call Date”), at a redemption price equal to 100% of the principal amount of the 2032 Notes to be redeemed plus an applicable “make-whole” amount, plus accrued and unpaid interest and additional amounts, if any, to, but excluding, the redemption date, and (ii) on or after the First Call Date, at the redemption prices set forth in the 2032 Notes indenture, plus accrued and unpaid interest and additional amounts, if any, to, but excluding, the redemption date. In addition, at any time and from time to time prior to the First Call Date, NCLC may redeem up to

40% of the aggregate principal amount of the 2032 Notes with the net proceeds of certain equity offerings at a redemption price equal to 106.750% of the principal amount of the 2032 Notes redeemed, plus accrued and unpaid interest to, but excluding, the redemption date, so long as at least 60% of the aggregate principal amount of the 2032 Notes issued remains outstanding following such redemption. The 2032 Notes pay interest at 6.750% per annum, semiannually in arrears on February 1 and August 1 of each year, to holders of record at the close of business on the immediately preceding January 15 and July 15, respectively. The 2032 Notes indenture contains covenants that limit the ability of NCLC and its restricted subsidiaries to, among other things: (i) create liens on certain assets to secure debt; (ii) enter into sale leaseback transactions; and (iii) consolidate, merge, sell or otherwise dispose of all or substantially all of their assets.

The net proceeds for the 2032 Notes, together with cash on hand, were used to redeem $1.2 billion aggregate principal amount of the 5.875% senior unsecured notes due 2026 and $600.0 million aggregate principal amount of the 8.375% senior secured notes due 2028, together with any accrued and unpaid interest thereon, and to pay any related transaction premiums, fees and expenses. The repayment of the 8.375% senior secured notes due 2028 also released the related collateral. During the three months ended March 31, 2025, the related losses on extinguishment are expected to be approximately $50.0 million, which will be recognized in interest expense, net.

Concurrently with the above January 2025 transactions, NCLC entered into an amended and restated Revolving Loan Facility (the “Seventh ARCA”). The Seventh ARCA, among other things, increased the aggregate amount of commitments under the Revolving Loan Facility from $1.2 billion to $1.7 billion. The commitments and any loans under the Revolving Loan Facility mature on January 22, 2030, provided that (a) if, on the date that is 91 days prior to the final maturity date of any of NCLC’s outstanding senior notes (other than the exchangeable notes), (i) such senior notes (other than the exchangeable notes) have not been repaid or refinanced with indebtedness maturing after April 23, 2030 and (ii) the aggregate principal amount outstanding under such senior notes exceeds $400,000,000, the maturity date will be such date if such date is earlier than January 22, 2030, (b) if, on November 17, 2026, the 2027 1.125% Exchangeable Notes have not been repaid or refinanced with indebtedness maturing after April 23, 2030 and a liquidity test is not satisfied, the maturity date will be November 17, 2026 and (c) if, on November 17, 2026, the 2027 2.5% Exchangeable Notes have not been repaid or refinanced with indebtedness maturing after April 23, 2030 and a liquidity test is not satisfied, the maturity date will be November 17, 2026. Loans under the Revolving Loan Facility will accrue interest (x) in the case of alternate base rate loans, at a per annum rate based on an alternate base rate plus a margin of between 0.00% and 1.00% and (y) in the case of term benchmark loans, at a per annum rate based on the adjusted term SOFR plus a margin of between 1.00% and 2.00%. The commitments under the Revolving Loan Facility will accrue an unused commitment fee on the amount of available unused commitments at a rate of between 0.15% and 0.30%. The applicable margin and unused commitment fee will depend on the total leverage ratio as of the applicable date.

The Seventh ARCA also modified certain existing negative covenant thresholds and the related collateral. The Seventh ARCA and related guarantees are now secured by first-priority interests in, among other things and subject to certain agreed security principles, ten of our vessels. In January 2025, NCLC also entered into a supplemental indenture that modified the collateral for the 8.125% senior secured notes due 2029 such that collateral is the same as the Seventh ARCA.

Exchangeable Notes

Each of the 2024 Exchangeable Notes, 2025 Exchangeable Notes, 2027 1.125% Exchangeable Notes and 2027 2.5% Exchangeable Notes (as defined below) contain conversion options that may be settled with NCLH’s ordinary shares. As the options are both indexed to and settled in our ordinary shares, they are not accounted for separately as derivatives.

As of December 31, 2024, NCLC had outstanding $450.0 million aggregate principal amount of 5.375% exchangeable senior notes due August 1, 2025 (the “2025 Exchangeable Notes”). The 2025 Exchangeable Notes are guaranteed by NCLH on a senior basis. Holders may exchange their 2025 Exchangeable Notes at their option into redeemable preference shares of NCLC. Upon exchange, the preference shares will be immediately and automatically exchanged, for each $1,000 principal amount of exchanged 2025 Exchangeable Notes, into a number of NCLH’s ordinary shares based on the exchange rate. The exchange rate will initially be 53.3333 ordinary shares per $1,000 principal amount of 2025 Exchangeable Notes (equivalent to an initial exchange price of approximately $18.75 per ordinary share). The maximum exchange rate is 66.6666 and reflects potential adjustments to the initial exchange rate, which would only be made in the event of certain make-whole fundamental changes or tax redemption events. The exchange rate referred to above is also subject to adjustment for any stock split, stock dividend or similar transaction. The 2025 Exchangeable Notes pay interest at 5.375% per annum, semiannually on February 1 and August 1 of each year, to holders of record at the close of business on the immediately preceding January 15 and July 15, respectively.

As of December 31, 2024, NCLC had outstanding $1,150.0 million aggregate principal amount of 1.125% exchangeable senior notes due February 15, 2027 (the “2027 1.125% Exchangeable Notes”). The 2027 1.125% Exchangeable Notes are guaranteed by NCLH on a senior basis. Holders may exchange their 2027 1.125% Exchangeable Notes for, at the election of NCLC, cash, ordinary shares of NCLH or a combination of cash and ordinary shares of NCLH, at any time prior to the close of business on the business day immediately preceding August 15, 2026, subject to the satisfaction of certain conditions and during certain periods, and on or after August 15, 2026 until the close of business on the business day immediately preceding the maturity date, regardless of whether such conditions have been met. Upon exchange, the preference shares will be immediately and automatically exchanged, for each $1,000 principal amount of exchanged 2027 1.125% Exchangeable Notes, into a number of NCLH’s ordinary shares based on the exchange rate. The initial exchange rate is 29.6850 ordinary shares per $1,000 principal amount of 2027 1.125% Exchangeable Notes (equivalent to an initial exchange price of approximately $33.69 per ordinary share). The maximum exchange rate is 42.3012 and reflects potential adjustments to the initial exchange rate, which would only be made in the event of certain make-whole fundamental changes or tax redemption events. The exchange rate referred to above is also subject to adjustment for any stock split, stock dividend or similar transaction. The 2027 1.125% Exchangeable Notes pay interest at 1.125% per annum, semiannually on February 15 and August 15 of each year, to holders of record at the close of business on the immediately preceding February 1 and August 1, respectively.

As of December 31, 2024, NCLC had outstanding $473.2 million in aggregate principal amount of 2.5% exchangeable senior notes due February 15, 2027 (the “2027 2.5% Exchangeable Notes”). The 2027 2.5% Exchangeable Notes are guaranteed by NCLH on a senior basis. At their option, holders may exchange their 2027 2.5% Exchangeable Notes for, at the election of NCLC, cash, ordinary shares of NCLH or a combination of cash and ordinary shares of NCLH, at any time prior to the close of business on the business day immediately preceding August 15, 2026, subject to the satisfaction of certain conditions and during certain periods, and on or after August 15, 2026 until the close of business on the business day immediately preceding the maturity date, regardless of whether such conditions have been met. If NCLC elects to satisfy its exchange obligation solely in ordinary shares or in a combination of ordinary shares and cash, upon exchange, the 2027 2.5% Exchangeable Notes will convert into redeemable preference shares of NCLC, which will be immediately and automatically exchanged, for each $1,000 principal amount of exchanged 2027 2.5% Exchangeable Notes, into a number of NCLH’s ordinary shares based on the exchange rate. The exchange rate initially will be 28.9765 ordinary shares per $1,000 principal amount of 2027 2.5% Exchangeable Notes (equivalent to an initial exchange price of approximately $34.51 per ordinary share). The maximum exchange rate is 44.1891 and reflects potential adjustments to the initial exchange rate, which would only be made in the event of certain make-whole fundamental changes or tax redemption events. The exchange rate referred to above is also subject to adjustment for any stock split, stock dividend or similar transaction. The 2027 2.5% Exchangeable Notes pay interest at 2.5% per annum, semiannually on February 15 and August 15 of each year, to holders of record at the close of business on the immediately preceding February 1 and August 1, respectively.

The following is a summary of NCLC’s exchangeable notes as of December 31, 2024 (in thousands):

		Unamortized
	Principal	Deferred	Net Carrying	Fair Value
	Amount	Financing Fees	Amount	Amount	Leveling
2025 Exchangeable Notes (1)	$449,990	$(1,463)	$448,527	$641,560	Level 2
2027 1.125% Exchangeable Notes	1,150,000	(12,289)	1,137,711	1,177,347	Level 2
2027 2.5% Exchangeable Notes	473,175	(5,411)	467,764	492,395	Level 2

The following is a summary of NCLC’s exchangeable notes as of December 31, 2023 (in thousands):

		Unamortized
	Principal	Deferred	Net Carrying	Fair Value
	Amount	Financing Fees	Amount	Amount	Leveling
2024 Exchangeable Notes (2)	$146,601	$(557)	$146,044	$217,790	Level 2
2025 Exchangeable Notes	449,990	(3,963)	446,027	572,567	Level 2
2027 1.125% Exchangeable Notes	1,150,000	(17,921)	1,132,079	1,068,431	Level 2
2027 2.5% Exchangeable Notes	473,175	(7,836)	465,339	453,784	Level 2
(1)	Classified within current portion of long-term debt as of December 31, 2024. We expect that the holders of the 2025 Exchangeable Notes will exchange their 2025 Exchangeable Notes for NCLH ordinary shares if not refinanced prior to maturity.
(2)	Classified within current portion of long-term debt as of December 31, 2023. During the year ended December 31, 2024, substantially all the holders of 2024 Exchangeable Notes elected to exchange their 2024 Exchangeable Notes for 10,658,607 NCLH ordinary shares and the remaining unexchanged notes were repaid in cash at maturity.

The following provides a summary of the interest expense recognized related to the exchangeable notes (in thousands):

	Year Ended	Year Ended	Year Ended
	December 31, 2024	December 31, 2023	December 31, 2022
Coupon interest	52,222	57,750	55,759
Amortization of deferred financing fees	11,086	11,669	11,143
Total	$63,308	$69,419	$66,902

The effective interest rate is 5.97%, 1.64% and 3.06% for the 2025 Exchangeable Notes, 2027 1.125% Exchangeable Notes and 2027 2.5% Exchangeable Notes, respectively.

Interest Expense

Interest expense, net for the year ended December 31, 2024 was $747.2 million which included $81.6 million of amortization of deferred financing fees and an approximately $29.2 million loss on extinguishment of debt. Interest expense, net for the year ended December 31, 2023 was $727.5 million which included $73.5 million of amortization of deferred financing fees and a $8.8 million loss on extinguishment and modification of debt. Interest expense, net for the year ended December 31, 2022 was $801.5 million which included $59.3 million of amortization of deferred financing fees and a $193.4 million loss on extinguishment and modification of debt.

Debt Repayments

The following are scheduled principal repayments on our long-term debt including exchangeable notes which can be settled in shares and finance lease obligations as of December 31, 2024 for each of the next five years (in thousands):

Year	Amount
2025	$1,323,769
2026	2,486,641
2027	3,309,072
2028	1,720,518
2029	1,935,834
Thereafter	2,612,675
Total	$13,388,509

We had an accrued interest liability of $202.6 million and $195.2 million as of December 31, 2024 and 2023, respectively.

Debt Covenants

As of December 31, 2024, we were in compliance with all of our debt covenants. If we do not continue to remain in compliance with our covenants, we would have to seek additional amendments to or waivers of our covenants. However, no assurances can be made that such amendments or waivers would be approved by our lenders. Generally, if an event of default under any debt agreement occurs, then pursuant to cross default and/or cross acceleration clauses, substantially all of our outstanding debt and derivative contract payables could become due, and all debt and derivative contracts could be terminated, which would have a material adverse impact on our operations and liquidity.

10.	Fair Value Measurements and Derivatives

Fair value is defined as the price at which an orderly transaction to sell an asset or to transfer a liability would take place between market participants at the measurement date under current market conditions (that is, an exit price at the measurement date from the perspective of a market participant that holds the asset or owes the liability).

Derivatives are generally recorded at fair value. Contracts that are designated as normal purchases and normal sales are not recorded at fair value. The normal purchases and normal sales exception requires, among other things, physical delivery in quantities expected to be used or sold over a reasonable period in the normal course of business. All of our allowance purchase agreements related to the E.U. ETS meet the criteria specified for this exception.

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

As of December 31, 2024, we had fuel swaps, which are used to mitigate the financial impact of volatility of fuel prices pertaining to approximately 741 thousand metric tons of our projected fuel purchases, maturing through December 31, 2026.

As of December 31, 2024, we had fuel swaps pertaining to approximately 27 thousand metric tons of our projected fuel purchases which were not designated as cash flow hedges maturing through December 31, 2025.

As of December 31, 2024, we had foreign currency forwards and collars which were used to mitigate the financial impact of volatility in foreign currency exchange rates related to our ship construction contracts denominated in euros. The notional amount of our foreign currency contracts were €709.9 million, or $735.0 million based on the euro/U.S. dollar exchange rate as of December 31, 2024.

The derivatives measured at fair value and the respective location in the consolidated balance sheets includes the following (in thousands):

		Assets		Liabilities
		December 31,	December 31,	December 31,	December 31,
	Balance Sheet Location	2024	2023	2024	2023
Derivative Contracts Designated as Hedging Instruments

Fuel contracts
	Prepaid expenses and other assets	$1,576	$—	$1,798	$—
	Other long-term assets	650	—	208	—
	Accrued expenses and other liabilities	488	4,309	12,955	11,247
	Other long-term liabilities	648	137	2,030	8,932
Foreign currency contracts
	Accrued expenses and other liabilities	—	—	1,567	—
	Other long-term liabilities	—	—	17,427	—
Total derivatives designated as hedging instruments		$3,362	$4,446	$35,985	$20,179

Derivative Contracts Not Designated as Hedging Instruments

Fuel contracts	Prepaid expenses and other assets	$234	$—	$—	$—
	Accrued expenses and other liabilities	—	141	390	1,031
	Other long-term liabilities	—	—	35	280

Total derivatives not designated as hedging instruments		$234	$141	$425	$1,311
Total derivatives		$3,596	$4,587	$36,410	$21,490

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

The gross and net amounts recognized within assets and liabilities include the following (in thousands):

		Gross		Gross
	Gross	Amounts	Total Net	Amounts
December 31, 2024	Amounts	Offset	Amounts	Not Offset	Net Amounts
Assets	$2,460	$(2,006)	$454	$—	$454
Liabilities	34,404	(1,136)	33,268	(18,994)	14,274

		Gross		Gross
	Gross	Amounts	Total Net	Amounts
December 31, 2023	Amounts	Offset	Amounts	Not Offset	Net Amounts
Liabilities	$21,490	$(4,587)	$16,903	$—	$16,903

The effects of cash flow hedge accounting on accumulated other comprehensive income (loss) include the following (in thousands):

				Location of Gain
				(Loss) Reclassified
				from Accumulated	Amount of Gain (Loss) Reclassified
	Amount of Gain (Loss)			Other Comprehensive	from Accumulated Other
	Recognized in Other			Income (Loss) into	Comprehensive
Derivatives	Comprehensive Income (Loss)			Income	Income (Loss) into Income
	Year Ended December 31,				Year Ended December 31,
	2024	2023	2022		2024	2023	2022
Fuel contracts	$9,482	$(15,144)	$106,994	Fuel	$12,321	$39,138	$104,250
Fuel contracts	—	—	—	Other income (expense), net	(766)	(146)	(293)
Foreign currency contracts	(20,124)	13,371	(211,011)	Depreciation and amortization	(16,478)	(12,819)	(7,052)
Interest rate contracts	—	—	—	Interest expense, net	—	—	(40)
Total gain (loss) recognized in other comprehensive income (loss)	$(10,642)	$(1,773)	$(104,017)		$(4,923)	$26,173	$96,865

The effects of cash flow hedge accounting on the consolidated statements of operations include the following (in thousands):

	Year Ended December 31, 2024
		Depreciation
		and	Interest	Other Income
	Fuel	Amortization	Expense, net	(Expense), net
Total amounts of income and expense line items presented in the consolidated statements of operations in which the effects of cash flow hedges are recorded	$698,050	$890,242	$747,223	$54,224

Amount of gain (loss) reclassified from accumulated other comprehensive income (loss) into income
Fuel contracts	12,321	—	—	—
Foreign currency contracts	—	(16,478)	—	—

Amount of loss reclassified from accumulated other comprehensive income (loss) into income as a result that a forecasted transaction is no longer probable of occurring
Fuel contracts	—	—	—	(766)

The effects of cash flow hedge accounting on the consolidated statements of operations include the following (in thousands):

	Year Ended December 31, 2023
		Depreciation
		and	Interest	Other Income
	Fuel	Amortization	Expense, net	(Expense), net
Total amounts of income and expense line items presented in the consolidated statements of operations in which the effects of cash flow hedges are recorded	$716,833	$808,568	$727,531	$(40,204)

Amount of gain (loss) reclassified from accumulated other comprehensive income (loss) into income
Fuel contracts	39,138	—	—	—
Foreign currency contracts	—	(12,819)	—	—

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
Fuel contracts	—	—	—	(293)

The effects of derivatives not designated as hedging instruments on the consolidated statements of operations include the following (in thousands):

		Amount of Gain (Loss) Recognized in Income
		Year Ended December 31,
	Location of Gain (Loss)	2024	2023	2022
Derivatives not designated as hedging instruments
Fuel contracts	Other income (expense), net	$1,845	$(1,663)	$33,850
Foreign exchange contracts	Other income (expense), net	(917)	(1,554)	(15,055)

Long-Term Debt

As of December 31, 2024 and 2023, the fair value of our long-term debt, including the current portion, was $12.8 billion and $13.5 billion, respectively, which was $0.6 billion and $0.9 billion lower, respectively, than the carrying values, excluding deferred financing costs. The difference between the fair value and carrying value of our long-term debt is due to our fixed and variable rate debt obligations carrying interest rates that are above or below market rates at the measurement dates. The fair value of our long-term revolving and term loan facilities was calculated based on estimated rates for the same or similar instruments with similar terms and remaining maturities. The fair value of our exchangeable notes considers observable risk-free rates; credit spreads of the same or similar instruments; and share prices, tenors, and historical and implied volatilities which are sourced from observable market data. The inputs are considered to be Level 2 in the fair value hierarchy. Market risk associated with our long-term variable rate debt is the potential increase in interest expense from an increase in interest rates or from an increase in share values.

Non-Recurring Measurements of Non-Financial Assets

Goodwill and other indefinite-lived assets, principally trade names, are reviewed for impairment on an annual basis or earlier if there is an event or change in circumstances that would indicate that the carrying value of these assets may not be fully recoverable.

We believe our estimates and judgments with respect to our long-lived assets, principally ships, and goodwill and other indefinite-lived intangible assets are reasonable. Nonetheless, if there was a material change in assumptions used in the determination of such fair values or if there is a material change in the conditions or circumstances that influence such assets, we could be required to record an impairment charge. We estimate fair value based on the best information available utilizing estimates, judgments and projections as necessary. As of October 1, 2024, our annual review supports the carrying value of these assets.

Other

The carrying amounts reported in the consolidated balance sheets of all other financial assets and liabilities approximate fair value.

11.	Employee Benefits and Share-Based Compensation

Amended and Restated 2013 Performance Incentive Plan

In January 2013, NCLH adopted the 2013 Performance Incentive Plan, which as amended and restated through 2023 (the “Restated 2013 Plan”), provided for a maximum aggregate limit of 42,009,006 NCLH ordinary shares that could have been delivered pursuant to all awards granted under the plan. In June 2024, NCLH’s shareholders approved a further amendment and restatement of the Restated 2013 Plan to increase the number of NCLH ordinary shares that may be delivered by 3,000,000, resulting in an increase in the maximum aggregate limit to 45,009,006 NCLH ordinary shares. Additionally, the expiration date of the Restated 2013 Plan was extended to March 7, 2034. Share options under the plan are granted with an exercise price equal to the closing market price of NCLH shares at the date of grant. The vesting period for time-based options is typically set at three or four years with a contractual life of 10 years. The vesting period for time-based and performance-based restricted share units is generally three years. Forfeited awards will be available for subsequent awards under the Restated 2013 Plan.

Share Option Awards

There were no share option awards granted for the years ended December 31, 2024, 2023 and 2022. The following table sets forth a summary of option activity under NCLH’s Restated 2013 Plan for the period presented:

					Weighted-
	Number of Share Option Awards		Weighted-Average Exercise Price		Average	Aggregate
	Time-	Performance-	Time-	Performance-	Contractual	Intrinsic
	Based	Based	Based	Based	Term	Value
	Awards	Awards	Awards	Awards	(years)	(in thousands)
Outstanding as of January 1, 2024	3,524,856	114,583	$52.98	$59.43	1.26	$—
Forfeited and cancelled	(1,351,413)	(114,583)	49.40	59.43
Outstanding as of December 31, 2024	2,173,443	—	$55.20	$—	0.61	$—
Vested and expected to vest as of December 31, 2024	2,173,443	—	$55.20	$—	0.61	$—
Exercisable as of December 31, 2024	2,173,443	—	$55.20	$—	0.61	$—

There were no share options exercised or cash received by the Company from exercises during 2024, 2023 or 2022. As of December 31, 2024, there was no unrecognized compensation cost, related to options granted under our share-based incentive plans.

Restricted Share Unit (“RSU”) Awards

In March 2024, NCLH granted 4.5 million time-based RSU awards to our employees, which primarily vest in substantially equal installments over three years. Also, in March 2024, NCLH granted 0.9 million performance-based RSU awards to certain members of our management team, which vest upon the achievement of certain pre-established performance targets established through 2026 and the satisfaction of an additional time-based vesting requirement that generally requires continued employment through March 1, 2027.

The fair value of the time-based and performance-based RSUs is equal to the closing market price of NCLH shares at the date of grant. The performance-based RSUs awarded to certain members of our management team are subject to performance conditions such that the number of shares that ultimately vest depends on the Adjusted EPS and adjusted return on invested capital (as defined in the relevant award agreements) achieved by the Company during the performance period compared to targets established at the award date or other non-financial targets. Although the terms of the performance-based RSU awards provide the compensation committee with the discretion to make certain adjustments to the performance calculation, a mutual understanding of the key terms and conditions of these awards has been ascertained. The Company remeasures the probability and the cumulative share-based compensation expense of the awards each reporting period until vesting or forfeiture occurs.

The following table sets forth a summary of RSU activity for the period presented:

	Number of	Weighted-	Number of		Weighted-
	Time-Based	Average Grant	Performance-		Average Grant
	Awards	Date Fair Value	Based Awards		Date Fair Value
Non-vested as of January 1, 2024	9,083,120	$17.39	2,140,134		$19.41
Granted	4,673,132	19.25	945,040	(1)	19.29
Vested	(4,358,233)	18.81	(569,552)		25.52
Forfeited or expired	(474,301)	17.33	(250,200)		17.42
Non-vested as of December 31, 2024	8,923,718	$17.68	2,265,422		$18.04
Non-vested and expected to vest as of December 31, 2024	8,923,718	$17.68	2,265,422		$18.04
(1)	Number of performance-based RSU awards included assumes maximum achievement of performance targets.

As of December 31, 2024, there were total unrecognized compensation costs related to non-vested time-based and non-vested performance-based RSUs of $94.8 million and $19.9 million, respectively. The costs are expected to be recognized over a weighted-average period of 1.8 years for both time-based and performance-based RSUs. Taxes paid pursuant to net share settlements in 2024, 2023 and 2022 were $25.3 million, $26.9 million and $21.0 million, respectively.

The compensation expense recognized for share-based compensation for the periods presented include the following (in thousands):

	Year Ended December 31,
Classification of expense	2024	2023	2022
Payroll and related (1)	$19,378	$18,564	$21,043
Marketing, general and administrative (2)	72,403	100,376	92,520
Total share-based compensation expense	$91,781	$118,940	$113,563
(1)	Amounts relate to equity granted to certain of our shipboard officers.
(2)	Amounts relate to equity granted to certain of our corporate employees.

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

We maintain a 401(k) Plan for our shoreside employees, including our executive officers. Participants may contribute up to 100% of eligible compensation each pay period, subject to certain limitations. In 2022 and 2021, we made matching contributions equal to 100% of the first 3% and 50% of amounts greater than 3% to and including 10% of each participant’s contributions subject to certain limitations. In addition, we may make discretionary supplemental contributions to the 401(k) Plan, which shall be allocated pro rata to each eligible participant based on the compensation of the participant relative to the total compensation of all participants. Our matching contributions are vested according to a five-year schedule. In 2023, we temporarily paused our matching contributions under the 401(k) Plan, which we reinstated for 2024. The 401(k) Plan is subject to the provisions of ERISA and is intended to be qualified under section 401(a) of the U.S. Internal Revenue Code (the “Code”). We recorded total expenses related to the above 401(k) Plan of $13.3 million, $0.6 million and $11.6 million for the years ended December 31, 2024, 2023 and 2022, respectively.

Effective January 2009, we implemented the Shipboard Retirement Plan which computes benefits based on years of service, subject to eligibility requirements. The Shipboard Retirement Plan is unfunded with no plan assets. The current portion of the projected benefit obligation of $1.7 million and $1.5 million was included in accrued expenses and other liabilities as of December 31, 2024 and 2023, respectively, and $29.5 million and $32.9 million was included in other long-term liabilities in our consolidated balance sheets as of December 31, 2024 and 2023, respectively.

The amounts related to the Shipboard Retirement Plan were as follows (in thousands):

	As of or for the Year Ended December 31,
	2024	2023	2022
Pension expense:
Service cost	$2,875	$2,312	$2,797
Interest cost	1,677	1,472	873
Amortization of prior service cost	378	378	378
Amortization of actuarial gain	—	(123)	—
Total pension expense	$4,930	$4,039	$4,048
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$34,404	$28,765	$34,688
Service cost	2,875	2,312	2,797
Interest cost	1,677	1,472	873
Actuarial (gain) loss	(6,740)	3,668	(8,511)
Direct benefit payments	(983)	(1,813)	(1,082)
Projected benefit obligation at end of year	$31,233	$34,404	$28,765
Amounts recognized in the consolidated balance sheets:
Projected benefit obligation	$31,233	$34,404	$28,765

	For the Year Ended December 31,
	2024	2023	2022
Amounts recognized in accumulated other comprehensive income (loss):
Prior service cost	$(1,891)	$(2,269)	$(2,647)
Accumulated actuarial gain	8,029	1,289	5,080
Accumulated other comprehensive income (loss)	$6,138	$(980)	$2,433

The discount rates used in the net periodic benefit cost calculation for the years ended December 31, 2024, 2023 and 2022 were 5.0%, 5.3% and 2.8%, respectively, and the average future years of service is 16 years. The discount rate is used to measure and recognize obligations, including adjustments to other comprehensive income (loss), and to determine expense during the periods. It is determined by using bond indices which reflect yields on a broad maturity and industry universe of high-quality corporate bonds.

The pension benefits expected to be paid in each of the next five years and in aggregate for the five years thereafter are as follows (in thousands):

Year	Amount
2025	$1,740
2026	1,866
2027	2,151
2028	2,450
2029	2,891
Next five years	18,434

12.	Income Taxes

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

On December 27, 2023, the Bermuda Act was enacted in Bermuda. Under the Bermuda Act, the corporate income tax will be determined based on a statutory tax rate of 15% effective for fiscal years beginning on or after January 1, 2025. The corporate income tax will apply only to Bermuda tax resident businesses that are part of multinational enterprise groups with €750 million or more in annual revenues in at least two of the four fiscal years immediately preceding the year in question. Although the Government of Bermuda has released limited guidance with respect to specific provisions of the Bermuda Act, it is anticipated that further administrative guidance as well as regulatory guidance will be released over the course of the 2025 calendar year and beyond.

As enacted, the Bermuda Act makes it clear that any corporate income tax liability is due regardless of the above assurances under the Exempted Undertakings Tax Protection Act 1966. Therefore, we will be subject to the Bermuda corporate income tax with effect from January 1, 2025.

The Bermuda Act provides for an international shipping income exclusion. In order for a Bermuda entity’s international shipping income to qualify for the exclusion, the entity must demonstrate that the strategic or commercial management of all ships concerned is effectively carried on from or within Bermuda. We believe we met the necessary requirements to qualify for the international shipping income exclusion during 2024.

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

The components of net income (loss) before income taxes consist of the following (in thousands):

	Year Ended December 31,
	2024	2023	2022
Bermuda	$—	$—	$—
Foreign - Other	772,907	163,176	(2,276,703)
Net income (loss) before income taxes	$772,907	$163,176	$(2,276,703)

The components of the provision for income taxes consisted of the following benefit (in thousands):

	Year Ended December 31,
	2024	2023	2022
Current:
Bermuda	$—	$—	$—
United States	(5,752)	20	12,706
Foreign - Other	(13,046)	2,850	(7,183)
Total current:	(18,798)	2,870	5,523
Deferred:
Bermuda	—	—	—
United States	156,495	104	—
Foreign - Other	(347)	28	1,271
Total deferred:	156,148	132	1,271
Income tax benefit	$137,350	$3,002	$6,794

Our reconciliation of income tax expense computed by applying our Bermuda statutory rate and reported income tax benefit was as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Tax at Bermuda statutory rate	$—	$—	$—
Foreign income taxes at different rates	(29,429)	(3,610)	37,434
Tax contingencies	320	—	(321)
Return to provision adjustments	2,272	8,959	13,039
Change in tax laws	15,389	532,387	—
Valuation allowance	148,798	(534,734)	(43,358)
Income tax benefit	$137,350	$3,002	$6,794

Deferred tax assets and liabilities were as follows (in thousands):

	As of December 31,
	2024	2023
Deferred tax assets:
Loss carryforwards	$729,735	$714,095
Other	38,451	34,596
Valuation allowance	(558,690)	(694,765)
Total net deferred assets	209,496	53,926
Deferred tax liabilities:
Property and equipment	(53,605)	(53,172)
Total deferred tax liabilities	(53,605)	(53,172)
Net deferred tax asset	$155,891	$754

We have U.S. net operating loss carryforwards of $848.4 million and $845.5 million for the years ended December 31, 2024 and 2023, respectively, which begin to expire in 2030, a portion of which relate to PCI discussed further below. We have state net operating loss carryforwards of $30.3 million and $32.1 million for the years ended December 31, 2024 and 2023, respectively, which expire between 2028 through 2044.

As described above, as a result of the new corporate income tax legislation enacted in Bermuda on December 27, 2023, we had Bermuda opening tax loss carryforwards of $3.7 billion and $3.5 billion as of December 31, 2024 and 2023, respectively, which can be carried forward indefinitely. We evaluate our deferred tax assets each period to determine if a valuation allowance is required based on whether it is more likely than not that some portion of the deferred tax assets would not be realized. The ultimate realization of these deferred tax assets is dependent upon the generation of sufficient taxable income during future periods. We conduct our evaluation by considering all available positive and negative evidence. This evaluation considers, among other factors, historical operating results, forecasts of future profitability, the duration of statutory carryforward periods, and the outlook for the cruise industry and broader economy. Based on the weight of available evidence, we maintained a full valuation allowance by recognizing a valuation allowance in the fourth quarters of 2024 and 2023 of $15.4 million and $532.4 million, respectively, with respect to our Bermuda net deferred tax assets.

Additionally, we previously recorded valuation allowances with respect to the U.S. net deferred tax assets in one of our U.S. and several of our foreign subsidiaries including of $13.0 million, $2.3 million and $43.3 million during the years ended 2024, 2023 and 2022, respectively. During the fourth quarter of 2024, we reassessed the need for a valuation allowance. After weighing all of the evidence, we determined that the positive evidence in favor of releasing a portion of the valuation allowance outweighed the negative evidence against releasing the allowance on certain U.S. net deferred tax assets and concluded that it is more likely than not that the majority of the U.S. deferred tax assets will be realized. As a result, we released $161.9 million of the valuation allowance for the portion of our U.S. deferred tax assets that we expect will ultimately be more likely than not to be realized. The positive evidence considered includes continuous improvement in our operating results and profitability, implementation of certain tax planning actions, our projections showing sufficient utilization of tax attributes within their requisite carryforward periods, and not having a history of expiration of tax attributes. The negative evidence considered includes that we are in a three-year cumulative book loss position as of December 31, 2024. We continue to maintain a valuation allowance against the deferred tax assets for which we concluded it is more likely than not they will not be realized.

Included above are deferred tax assets associated with our operations in Norway. We have Norway net operating loss carryforwards of $9.5 million and $10.8 million for the years ended December 31, 2024 and 2023, respectively, which can be carried forward indefinitely.

Included above are deferred tax assets associated with PCI. We have U.S. net operating loss carryforwards of $155.0 million for the years ended December 31, 2024 and 2023, which begin to expire in 2030. Utilization of the PCI net operating loss carryforwards may be subject to a substantial annual limitation due to ownership change limitations that have occurred previously and/or that could occur in the future, as provided by Section 382 of the Internal Revenue Code of 1986 (“Section 382”). Ownership changes may limit the amount of net operating loss carryforwards that can be utilized to offset future taxable income and tax, respectively. In general, an ownership change, as defined by Section 382, results from transactions increasing the ownership of certain shareholders or public groups in the stock of a corporation by more than 50 percentage points over a three-year period. If we have experienced an ownership change, utilization of PCI’s net operating loss carryforwards would be subject to an annual limitation under Section 382. Any limitation may result in expiration of a portion of the net operating loss carryforwards before utilization. Subsequent ownership changes could further impact the limitation in future years. We implemented certain tax restructuring strategies that created our ability to utilize the net operating loss carryforwards of PCI, for which we had previously provided a full valuation allowance.

We file income tax returns in the U.S. federal jurisdiction, various U.S. state jurisdictions and foreign jurisdictions. We are generally no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by authorities for years prior to 2021, except for years in which NOLs generated prior to 2021 are utilized.

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

Ship Construction Contracts

For the Norwegian brand, we have four Prima Class Ships on order, each ranging from approximately 156,000 to 169,000 Gross Tons with 3,550 to 3,850 Berths, with currently scheduled delivery dates from 2025 through 2028. For the Norwegian brand, we also have an order for four additional ships, each at approximately 225,000 Gross Tons and 5,150 Berths, with currently scheduled delivery dates from 2030 through 2036. For the Oceania Cruises brand, we have an order for one Allura Class Ship to be delivered in 2025, which will be approximately 68,000 Gross Tons and 1,200 Berths. For the Oceania Cruises brand, we also have an order for four additional ships (which includes two ships on order, which are currently scheduled for delivery in 2030 and 2031, that we have the option to cancel), each at approximately 86,000 Gross Tons and 1,450 Berths, with currently scheduled delivery dates from 2027 through 2031. For the Regent Seven Seas Cruises brand, we have an order for two Prestige Class Ships, each at approximately 77,000 Gross Tons and 850 Berths, with currently scheduled delivery dates in 2026 and 2029. The impacts of initiatives to improve environmental sustainability and modifications the Company plans to make to its newbuilds and/or other macroeconomic conditions and events have resulted in delays in expected ship deliveries. These and other impacts could result in additional delays in ship deliveries in the future, which may be prolonged.

As of December 31, 2024, the combined contract prices, including amendments and change orders, of the 13 ships on order for delivery (which excludes two ships on order for Oceania Cruises, which are currently scheduled for delivery in 2030 and 2031, that we have the option to cancel) was approximately €17.5 billion, or $18.1 billion based on the euro/U.S. dollar exchange rate as of December 31, 2024. If the two ships on order for Oceania Cruises are cancelled, there will be incremental corresponding adjustments to the purchase price of other applicable newbuilds not to exceed €51 million. For ships on order, excluding the two ships on order for Oceania Cruises that we have the option to cancel and the four additional ships on order for Norwegian Cruise Line with currently scheduled delivery from 2030 to 2036, we have obtained export credit financing which is expected to fund approximately 80% of each contract price, subject to certain conditions. We do not anticipate any contractual breaches or cancellations to occur, except as noted above. However, if any such events were to occur, it could result in, among other things, the forfeiture of prior deposits or payments made by us and potential claims and impairment losses which may materially impact our business, financial condition and results of operations.

As of December 31, 2024, minimum annual payments for non-cancelable ship construction contracts, which exclude two contracts with options to cancel, were as follows (in thousands):

Year	Amount
2025	$2,110,819
2026	2,135,541
2027	2,174,827
2028	2,011,679
2029	938,839
Thereafter	7,916,565
Total minimum annual payments	$17,288,270

The above presentation reflects the current delivery dates; however, certain delivery dates may be delayed at the option of the builder, which would result in additional fees.

Port Facility Commitments

As of December 31, 2024, future commitments to pay for usage of certain port facilities were as follows (in thousands):

Year	Amount
2025	$76,009
2026	55,816
2027	53,007
2028	43,881
2029	42,916
Thereafter	987,815
Total port facility future commitments	$1,259,444

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

In addition, our brands have a legal requirement to maintain security guarantees based on cruise business originated from the U.K., and we are required to establish financial responsibility by certain jurisdictions to meet liability in the event of non-performance of our obligations to passengers from those jurisdictions. As of December 31, 2024, we have in place approximately £65.1 million of security guarantees for our brands as well as a consumer protection policy covering up to

£141.1 million. The Company has provided approximately $1.4 million in cash to secure all the financial security guarantees required.

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

Helms-Burton Act

On August 27, 2019, a lawsuit was filed against Norwegian Cruise Line Holdings Ltd. in the United States District Court for the Southern District of Florida under Title III of the Cuban Liberty and Solidarity (Libertad) Act of 1996, also known as the Helms-Burton Act. The complaint, filed by Havana Docks Corporation (the “Havana Docks Matter”), alleges it holds an interest in the Havana Cruise Port Terminal, which was expropriated by the Cuban Government. The complaint further alleges that the Company “trafficked” in the property by embarking and disembarking passengers at the facility, as well as profiting from the Cuban Government’s possession of the property. The plaintiff seeks all available statutory remedies, including the value of the expropriated property, plus interest, treble damages, attorneys’ fees and costs. After various motions challenging the sufficiency of plaintiff’s complaint were resolved and voluminous discovery was completed, both sides filed motions for summary judgment. On March 21, 2022, the court issued an order granting plaintiff’s motion for summary judgment on the issue of liability and denying the Company’s cross-motion for summary judgment. The court scheduled a trial on determination of damages only for November 2022. The plaintiff elected to seek what the court ruled to be its baseline statutory damage amount, which was the amount of the certified claim plus interest, trebled and with attorneys’ fees. Given this, there was no fact issue to be tried, and the matter was removed from the trial calendar. On December 30, 2022, the court entered a final judgment of approximately $112.9 million and, on January 23, 2023, the Company filed a notice of appeal from that judgment. On April 12, 2023, the Company posted a sufficient supersedeas bond with the court to prevent any efforts by the plaintiff to collect on the judgment pending the appeal. On June 30, 2023, the Company filed its opening appellate brief with the United States Court of Appeals for the Eleventh Circuit. On September 29, 2023, the plaintiff filed its answering brief responding to the Company’s opening brief in the Eleventh Circuit. On May 17, 2024, the Eleventh Circuit heard oral argument on the matter. On October 22, 2024, the Eleventh Circuit reversed the trial court in the pending matter and dismissed the claim. We believe that the likelihood of loss related to this matter is reasonably possible but not probable at this time; therefore, no liability has been recorded.

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

Other Contingencies

The Company also has agreements with its credit card processors that govern approximately $2.8 billion in advance ticket sales as of December 31, 2024 that have been received by the Company relating to future voyages. These agreements allow the credit card processors to require under certain circumstances, including the existence of a material adverse change, excessive chargebacks and other triggering events, that the Company maintain a reserve which would be satisfied by posting collateral. Although the agreements vary, these requirements may generally be satisfied either through a percentage of customer payments withheld or providing cash funds directly to the card processor. Any cash reserve or collateral requested could be increased or decreased. As of December 31, 2024, we had cash reserves with credit card processors of approximately $0.8 million recognized in accounts receivable. The $31.5 million previously recognized in other long-term assets was returned to the Company during the year ended December 31, 2024. We may be required to pledge additional collateral and/or post additional cash reserves or take other actions in the future that may adversely affect our liquidity.

14.	Other Income (Expense), Net

Other income (expense), net was income of $54.2 million, expense of $40.2 million, and income of $76.6 million for the years ended December 31, 2024, 2023 and 2022, respectively. In 2024 and 2023, the income and expense was primarily due to net gains and losses from foreign currency remeasurements. In 2022, the income was primarily due to gains on derivatives not designated as hedges and gains from foreign currency remeasurements.

15.	Concentration Risk

We contract with a single vendor to provide many of our hotel and restaurant services including both food and labor costs. We incurred expenses of $223.4 million, $203.7 million and $162.2 million for the years ended December 31, 2024, 2023 and 2022, respectively, which are recorded in payroll and related in our consolidated statements of operations.

16.	Supplemental Cash Flow Information

For the year ended December 31, 2024, we had non-cash investing activities related to property and equipment of $38.9 million. For the year ended December 31, 2024, we paid income taxes of $4.6 million and interest and related fees, net of capitalized interest, of $772.6 million including the early redemption premiums.

For the year ended December 31, 2023, we had non-cash investing activities related to property and equipment of $37.7 million.  For the year ended December 31, 2023, we received a refund of income taxes of $3.1 million and paid interest and related fees, net of capitalized interest, of $822.5 million.

For the year ended December 31, 2022, we had non-cash investing activities related to property and equipment of $51.7 million. For the year ended December 31, 2022, we received a refund of income taxes of $9.5 million and paid interest and related fees, net of capitalized interest, of $750.6 million including the early redemption premiums.