Form 10-Q
period 2025-03-31
Norwegian Cruise Line Holdings Ltd.
filed 2025-05-05
CIK 1513761

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

There were 446,806,727 ordinary shares outstanding as of April 30, 2025.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Norwegian Cruise Line Holdings Ltd.

Consolidated Statements of Operations

(Unaudited)

(in thousands, except share and per share data)

	Three Months Ended
	March 31,
	2025	2024
Revenue
Passenger ticket	$1,418,684	$1,459,814
Onboard and other	708,869	731,401
Total revenue	2,127,553	2,191,215
Cruise operating expense
Commissions, transportation and other	395,343	436,210
Onboard and other	138,858	132,036
Payroll and related	334,504	344,281
Fuel	175,014	197,734
Food	75,588	84,708
Other	184,631	192,454
Total cruise operating expense	1,303,938	1,387,423
Other operating expense
Marketing, general and administrative	391,376	362,469
Depreciation and amortization	231,297	222,929
Total other operating expense	622,673	585,398
Operating income	200,942	218,394
Non-operating income (expense)
Interest expense, net	(217,872)	(218,177)
Other income (expense), net	(24,505)	18,137
Total non-operating income (expense)	(242,377)	(200,040)
Net income (loss) before income taxes	(41,435)	18,354
Income tax benefit (expense)	1,140	(1,001)
Net income (loss)	$(40,295)	$17,353
Weighted-average shares outstanding
Basic	441,147,186	426,803,519
Diluted	441,147,186	431,019,206
Earnings (loss) per share
Basic	$(0.09)	$0.04
Diluted	$(0.09)	$0.04

The accompanying notes are an integral part of these consolidated financial statements.

Norwegian Cruise Line Holdings Ltd.

Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2025	2024
Net income (loss)	$(40,295)	$17,353
Other comprehensive income:
Shipboard Retirement Plan	16	95
Cash flow hedges:
Net unrealized gain	30,825	47,253
Amount realized and reclassified into earnings	4,073	(3,333)
Total other comprehensive income	34,914	44,015
Total comprehensive income (loss)	$(5,381)	$61,368

The accompanying notes are an integral part of these consolidated financial statements.

Norwegian Cruise Line Holdings Ltd.

Consolidated Balance Sheets

(Unaudited)

(in thousands, except share data)

	March 31,	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$184,359	$190,765
Accounts receivable, net	270,520	221,412
Inventories	155,712	149,718
Prepaid expenses and other assets	534,905	448,209
Total current assets	1,145,496	1,010,104
Property and equipment, net	18,112,831	16,810,650
Goodwill	135,764	135,764
Trade names	500,525	500,525
Other long-term assets	1,459,727	1,512,768
Total assets	$21,354,343	$19,969,811
Liabilities and shareholders’ equity
Current liabilities:
Current portion of long-term debt	$1,121,941	$1,323,769
Accounts payable	161,778	171,106
Accrued expenses and other liabilities	1,048,513	1,180,026
Advance ticket sales	3,762,256	3,105,964
Total current liabilities	6,094,488	5,780,865
Long-term debt	12,871,840	11,776,721
Other long-term liabilities	971,481	986,786
Total liabilities	19,937,809	18,544,372
Commitments and contingencies (Note 10)
Shareholders’ equity:
Ordinary shares, $0.001 par value; 980,000,000 shares authorized; 443,439,387 shares issued and outstanding at March 31, 2025 and 439,861,281 shares issued and outstanding at December 31, 2024	443	440
Additional paid-in capital	7,918,391	7,921,918
Accumulated other comprehensive income (loss)	(472,125)	(507,039)
Accumulated deficit	(6,030,175)	(5,989,880)
Total shareholders’ equity	1,416,534	1,425,439
Total liabilities and shareholders’ equity	$21,354,343	$19,969,811

The accompanying notes are an integral part of these consolidated financial statements.

Norwegian Cruise Line Holdings Ltd.

Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2025	2024
Cash flows from operating activities
Net income (loss)	$(40,295)	$17,353
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization expense	250,535	245,092
(Gain) loss on derivatives	506	(1,125)
Loss on extinguishment of debt	49,529	29,000
Provision for bad debts and inventory obsolescence	833	1,532
Gain on involuntary conversion of assets	5	(2,846)
Share-based compensation expense	20,281	21,948
Net foreign currency adjustments on euro-denominated debt	16,013	(6,603)
Changes in operating assets and liabilities:
Accounts receivable, net	(50,220)	(4,052)
Inventories	(6,135)	(517)
Prepaid expenses and other assets	(75,976)	(83,414)
Accounts payable	10,700	29,987
Accrued expenses and other liabilities	(162,488)	(31,422)
Advance ticket sales	665,933	592,238
Net cash provided by operating activities	679,221	807,171
Cash flows from investing activities
Additions to property and equipment, net	(1,525,220)	(258,851)
Other	(7,022)	3,608
Net cash used in investing activities	(1,532,242)	(255,243)
Cash flows from financing activities
Repayments of long-term debt	(2,723,237)	(425,339)
Proceeds from long-term debt	3,679,114	92,406
Net share settlement of restricted share units	(23,805)	(22,032)
Early redemption premium	(38,379)	(19,163)
Deferred financing fees	(47,078)	(20,401)
Net cash provided by (used in) financing activities	846,615	(394,529)
Net increase (decrease) in cash and cash equivalents	(6,406)	157,399
Cash and cash equivalents at beginning of period	190,765	402,415
Cash and cash equivalents at end of period	$184,359	$559,814

The accompanying notes are an integral part of these consolidated financial statements.

Norwegian Cruise Line Holdings Ltd.

Consolidated Statements of Changes in Shareholders’ Equity

(Unaudited)

(in thousands)

	Three Months Ended March 31, 2025
			Accumulated
		Additional	Other		Total
	Ordinary	Paid-in	Comprehensive	Accumulated	Shareholders’
	Shares	Capital	Income (Loss)	Deficit	Equity
Balance, December 31, 2024	$440	$7,921,918	$(507,039)	$(5,989,880)	$1,425,439
Share-based compensation	—	20,281	—	—	20,281
Issuance of shares under employee-related plans	3	(3)	—	—	—
Net share settlement of restricted share units	—	(23,805)	—	—	(23,805)
Other comprehensive income, net	—	—	34,914	—	34,914
Net loss	—	—	—	(40,295)	(40,295)
Balance, March 31, 2025	$443	$7,918,391	$(472,125)	$(6,030,175)	$1,416,534

	Three Months Ended March 31, 2024
			Accumulated
		Additional	Other		Total
	Ordinary	Paid-in	Comprehensive	Accumulated	Shareholders’
	Shares	Capital	Income (Loss)	Deficit	Equity
Balance, December 31, 2023	$425	$7,708,957	$(508,438)	$(6,900,137)	$300,807
Share-based compensation	—	21,948	—	—	21,948
Issuance of shares under employee-related plans	4	(4)	—	—	—
Net share settlement of restricted share units	—	(22,032)	—	—	(22,032)
Other comprehensive income, net	—	—	44,015	—	44,015
Net income	—	—	—	17,353	17,353
Balance, March 31, 2024	$429	$7,708,869	$(464,423)	$(6,882,784)	$362,091

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

References to the “U.S.” are to the United States of America and “dollar(s)” or “$” are to U.S. dollars, the “U.K.” are to the United Kingdom and “euro(s)” or “€” are to the official currency of the Eurozone. We refer you to “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Terminology” for the capitalized terms used and not otherwise defined throughout these notes to our consolidated financial statements.

1.   Description of Business and Organization

We are a leading global cruise company which operates the Norwegian Cruise Line, Oceania Cruises and Regent Seven Seas Cruises brands. As of March 31, 2025, we had 33 ships with approximately 70,050 Berths. The Company expects to add 12 additional ships to our fleet from 2025 through 2036.

We have three Prima Class Ships on order with currently scheduled delivery dates from 2026 through 2028. We have one Allura Class Ship on order for delivery in 2025. We also have orders for three new classes of ships: four Oceania Cruises ships with deliveries currently scheduled from 2027 through 2031, two Prestige Class Ships with deliveries currently scheduled in 2026 and 2029 and four Norwegian Cruise Line ships with deliveries currently scheduled from 2030 through 2036. We have the option to cancel the last two ships on order for Oceania Cruises currently scheduled for delivery in 2030 and 2031.

2.   Summary of Significant Accounting Policies

Liquidity

As of March 31, 2025, we had liquidity of approximately $1.4 billion, including cash and cash equivalents of $184.4 million, $1.0 billion available under our Revolving Loan Facility and a €200 million commitment that can be used for future newbuild payments through July 2025. We believe that we have sufficient liquidity to fund our obligations and expect to remain in compliance with our financial covenants for at least the next twelve months from the issuance of these financial statements.

We will continue to pursue various opportunities to optimize our liquidity, refinance future debt maturities to reduce interest expense and/or to extend the maturity dates associated with our existing indebtedness and obtain relevant financial covenant amendments or waivers, if needed.

Basis of Presentation

The accompanying consolidated financial statements are unaudited and, in our opinion, contain all normal recurring adjustments necessary for a fair statement of the results for the periods presented.

Our operations are seasonal and results for interim periods are not necessarily indicative of the results for the entire fiscal year. Historically, demand for cruises has been strongest during the Northern Hemisphere’s summer months. The interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2024, which are included in our most recent Annual Report on Form 10-K filed with the SEC on February 27, 2025.

Earnings Per Share

Basic earnings per share is computed by dividing net income by the basic weighted-average number of shares outstanding during each period. Diluted earnings per share is computed by dividing net income and assumed conversion of exchangeable notes by diluted weighted-average shares outstanding.

A reconciliation between basic and diluted earnings per share was as follows (in thousands, except share and per share data):

	Three Months Ended
	March 31,
	2025	2024
Net income (loss)	$(40,295)	$17,353
Basic weighted-average shares outstanding	441,147,186	426,803,519
Dilutive effect of share awards	—	4,215,687
Diluted weighted-average shares outstanding	441,147,186	431,019,206
Basic EPS	$(0.09)	$0.04
Diluted EPS	$(0.09)	$0.04

Each exchangeable note (see Note 7 – “Long-Term Debt”) is individually evaluated for its dilutive or anti-dilutive impact on EPS as determined under the if-converted method. Only the interest expense and weighted average shares for exchangeable notes that are dilutive are included in the effect of dilutive securities. During the three months ended March 31, 2025 and 2024, each of the exchangeable notes were anti-dilutive. Share awards are evaluated for a dilutive or anti-dilutive impact on EPS using the treasury stock method. For the three months ended March 31, 2025 and 2024, a total of 79.6 million and 91.1 million shares, respectively, have been excluded from diluted weighted-average shares outstanding because the effect of including them would have been anti-dilutive.

Segment Reporting

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which aims to improve reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses. ASU 2023-07 has been applied retrospectively.

The below table includes our calculation of adjusted operating income, our significant segment expenses therein, and a reconciliation of adjusted operating income to net income (loss) before income taxes (in thousands):

	Three Months Ended
	March 31,
	2025	2024
Total revenue	$2,127,553	$2,191,215
Cruise operating expense
Commissions, transportation and other	395,343	436,210
Onboard and other	138,858	132,036
Adjusted payroll and related (1)	329,127	338,948
Fuel	175,014	197,734
Food	75,588	84,708
Other	184,631	192,454
Adjusted total cruise operating expense	1,298,561	1,382,090
Other operating expense
Adjusted marketing, general and administrative (2)	375,919	345,135
Depreciation and amortization	231,297	222,929
Adjusted total other operating expense	607,216	568,064
Adjusted operating income	$221,776	$241,061

Adjusted operating income	$221,776	$241,061
Non-cash compensation (3)	(20,834)	(22,667)
Interest expense, net	(217,872)	(218,177)
Other income (expense), net	(24,505)	18,137
Net income (loss) before income taxes	$(41,435)	$18,354
(1)	Excludes non-cash share-based compensation expenses related to equity awards for shipboard officers (see Note 9 – “Employee Benefits and Compensation Plans”) and non-cash deferred compensation expenses related to the crew pension plan as follows (in thousands):

	Three Months Ended
	March 31,
	2025	2024
Service cost	$553	$719

(2)	Excludes non-cash share-based compensation expenses related to equity awards for corporate employees (see Note 9 – “Employee Benefits and Compensation Plans”).
(3)	Includes non-cash deferred compensation expenses related to the crew pension plan and non-cash share-based compensation expenses related to equity awards, which are included in payroll and related expense and marketing, general and administrative expense.

Foreign Currency

The majority of our transactions are settled in U.S. dollars. We remeasure assets and liabilities denominated in foreign currencies at exchange rates in effect at the balance sheet date. The resulting gains or losses are recognized in our consolidated statements of operations within other income (expense), net. We recognized losses of $22.5 million and gains of $13.3 million for the three months ended March 31, 2025 and 2024, respectively, related to remeasurement of assets and liabilities denominated in foreign currencies. Remeasurements of foreign currency related to operating activities are recognized within changes in operating assets and liabilities in the consolidated statement of cash flows.

Depreciation and Amortization Expense

The amortization of deferred financing fees is included in depreciation and amortization expense in the consolidated statements of cash flows; however, for purposes of the consolidated statements of operations they are included in interest expense, net.

Recently Issued Accounting Guidance

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), which requires improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid information as well as certain other amendments to improve the effectiveness of income tax disclosures. The amendments in this update are effective for annual periods beginning after December 15, 2024 and will be applied on a prospective basis. We are evaluating the impact of ASU 2023-09 on our notes to the consolidated financial statements.

In November 2024, the FASB issued ASU No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”), which requires disaggregation of certain costs and expenses, including employee compensation, and requires other improvements to disclosures. The amendments in this update are effective for annual periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027. The update may be applied on a prospective or retrospective basis. We are evaluating the impact of ASU 2024-03 on our notes to the consolidated financial statements.

3.   Revenue Recognition

Disaggregation of Revenue

Revenue and cash flows are affected by economic factors in various geographical regions. Revenues by destination were as follows (in thousands):

	Three Months Ended
	March 31,
	2025	2024
North America	$1,446,728	$1,560,772
Europe	73,250	25,236
Asia-Pacific	405,789	397,002
Other	201,786	208,205
Total revenue	$2,127,553	$2,191,215

North America includes the U.S., the Caribbean, Canada and Mexico. Europe includes the Baltic region, Canary Islands and Mediterranean. Asia-Pacific includes Australia, New Zealand and Asia. Other includes all other international territories.

Geographic Concentration

Although we sell cruises on an international basis, our passenger ticket revenue is primarily attributed to U.S.-sourced guests who make reservations through the U.S. Revenue attributable to U.S.-sourced guests has approximated 84-85% of total revenue over the preceding three fiscal years. No other individual country’s revenues exceed 10% in any given period.

Contract Balances

Receivables from customers are included within accounts receivable, net. As of March 31, 2025 and December 31, 2024, our receivables from customers were $130.5 million and $114.2 million, respectively, primarily related to in-transit credit card receivables.

Our contract liabilities are included within advance ticket sales. As of March 31, 2025 and December 31, 2024, our contract liabilities were $2.8 billion and $2.2 billion, respectively. Of the amounts included within contract liabilities as of March 31, 2025, approximately 45% were refundable in accordance with our cancellation policies. Of the deposits included within advance ticket sales, the majority are refundable in accordance with our cancellation policies and it is uncertain to what extent guests may request refunds. For the three months ended March 31, 2025, $1.5 billion of revenue recognized was included in the contract liability balance at the beginning of the period.

4.   Leases

Operating Leases - Lessee

Operating lease balances were as follows (in thousands):

	Balance Sheet location	March 31, 2025	December 31, 2024
Operating leases
Right-of-use assets	Other long-term assets	$892,207	$899,091
Current operating lease liabilities	Accrued expenses and other liabilities	27,627	27,313
Non-current operating lease liabilities	Other long-term liabilities	782,120	788,669

Operating Leases - Lessor

In March and April 2025, we executed long-term leases for four of our ships. The leases for Norwegian Sky and Seven Seas Navigator will commence in 2026, and the leases for Norwegian Sun and Insignia will commence in 2027. Each lease has a term of 10 years and contains a nominal purchase option at the end of each lease term. These leases are expected to be operating leases. The aggregate undiscounted lease payments to be received throughout the terms of the agreements, including variable payments, are expected to be approximately $600 million.

5.   Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) for the three months ended March 31, 2025 was as follows (in thousands):

	Three Months Ended March 31, 2025
				Change
	Accumulated	Change		Related to
	Other	Related to		Shipboard
	Comprehensive	Cash Flow		Retirement
	Income (Loss)	Hedges		Plan
Accumulated other comprehensive income (loss) at beginning of period	$(507,039)	$(514,243)		$7,204
Current period other comprehensive income before reclassifications	30,825	30,825		—
Amounts reclassified into earnings	4,089	4,073	(1)	16	(2)
Accumulated other comprehensive income (loss) at end of period	$(472,125)	$(479,345)	(3)	$7,220

Accumulated other comprehensive income (loss) for the three months ended March 31, 2024 was as follows (in thousands):

	Three Months Ended March 31, 2024
				Change
	Accumulated	Change		Related to
	Other	Related to		Shipboard
	Comprehensive	Cash Flow		Retirement
	Income (Loss)	Hedges		Plan
Accumulated other comprehensive income (loss) at beginning of period	$(508,438)	$(508,524)		$86
Current period other comprehensive income before reclassifications	47,253	47,253		—
Amounts reclassified into earnings	(3,238)	(3,333)	(1)	95	(2)
Accumulated other comprehensive income (loss) at end of period	$(464,423)	$(464,604)		$181
(1)	We refer you to Note 8 – “Fair Value Measurements and Derivatives” for the affected line items in the consolidated statements of operations.
(2)	Amortization of prior-service cost and actuarial loss reclassified to other income (expense), net.
(3)	Includes $24.2 million of losses expected to be reclassified into earnings in the next 12 months.

6.Property and Equipment, Net

Property and equipment, net increased $1.3 billion for the three months ended March 31, 2025 primarily due to the delivery of Norwegian Aqua.

7.   Long-Term Debt

In January 2025, the full amount of outstanding borrowings under the Breakaway one loan, Breakaway two loan, Marina newbuild loan and Riviera newbuild loan, plus any accrued and unpaid interest thereon, was repaid with funds drawn from the Revolving Loan Facility, and the related collateral was also released.

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

The net proceeds from the issuance of the 2032 Notes, together with cash on hand, were used to redeem $1.2 billion aggregate principal amount of the 5.875% senior unsecured notes due 2026 and $600.0 million aggregate principal amount of the 8.375% senior secured notes due 2028, together with accrued and unpaid interest thereon, and to pay related transaction premiums, fees and expenses. The repayment of the 8.375% senior secured notes due 2028 also released the related collateral. During the three months ended March 31, 2025, the related losses on extinguishment were approximately $49.5 million, which were recognized in interest expense, net.

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

The Seventh ARCA also modified certain existing negative covenant thresholds and the related collateral. The Seventh ARCA and related guarantees are now secured by first-priority interests in, among other things and subject to certain agreed security principles, ten of our vessels. In January 2025, NCLC also entered into a supplemental indenture that modified the collateral for the 8.125% senior secured notes due 2029 such that this collateral is the same as the Seventh ARCA.

In March 2025, we took delivery of Norwegian Aqua. We had export credit financing in place for 80% of the contract price. The associated €1.0 billion term loan bears interest at a fixed rate of 1.83% with a maturity date of February 23, 2037. Principal and interest payments are payable semiannually.

In April 2025, NCLC entered into individually negotiated note exchange agreements with certain existing holders (the “Holders”) of the 2025 Exchangeable Notes, pursuant to which NCLC and the Holders agreed to exchange (the “Exchange”) approximately $353.9 million in aggregate principal amount of the Holders’ 2025 Exchangeable Notes for (i) approximately $353.9 million in aggregate principal amount of NCLC’s newly issued 0.875% exchangeable senior notes due April 15, 2030 (the “2030 Exchangeable Notes”) and (ii) an aggregate cash payment (the “Cash Payment”) of approximately $64.0 million, plus accrued and unpaid interest on the 2025 Exchangeable Notes that was exchanged to, but excluding, the closing date of the Exchange. The Cash Payment was equal to the gross proceeds from the concurrent Equity Offering (as defined below) and represented the remainder of NCLC’s exchange obligation in excess of the aggregate principal amount of the 2025 Exchangeable Notes that were exchanged.

Additionally, in April 2025, the Company completed a registered direct offering of 3,358,098 ordinary shares to the Holders at a price of $19.06 per share (the “Equity Offering”). In connection with the Equity Offering, the Company entered into individually negotiated share purchase agreements with the Holders. The Company used the net proceeds from the Equity Offering, together with cash on hand, to make the Cash Payment.

The 2030 Exchangeable Notes are general senior unsecured obligations of NCLC and guaranteed by NCLH on a senior unsecured basis. Holders may exchange all or a portion of the 2030 Exchangeable Notes at the holder’s option (i) at any time prior to the close of business on the business day immediately preceding October 15, 2029, subject to the satisfaction of certain conditions and during certain periods, and (ii) on or after October 15, 2029 until the close of business on the business day immediately preceding the maturity date, regardless of whether such conditions have been met. Upon exchange of the 2030 Exchangeable Notes, NCLC will satisfy its exchange obligation by paying cash up to the aggregate principal amount of the 2030 Exchangeable Notes to be exchanged and paying or delivering, as the case may be, cash, ordinary shares or a combination of cash and ordinary shares, at NCLC’s election, in respect of the remainder, if any, of NCLC’s exchange obligation in excess of the aggregate principal amount of the 2030 Notes to be exchanged. The initial exchange rate per $1,000 principal amount of 2030 Notes is 38.1570 ordinary shares, which is equivalent to an initial exchange price of approximately $26.21 per ordinary share, subject to adjustment in certain circumstances. The maximum exchange rate is 52.4658 and reflects potential adjustments to the initial exchange rate, which would only be made in the event of certain make-whole fundamental changes or tax redemption events. The exchange rate referred to above is also subject to adjustment for any stock split, stock dividend or similar transaction. The 2030 Exchangeable Notes pay interest at 0.875% per annum, semiannually on April 15 and October 15 of each year, to holders of record at the close of business on the immediately preceding April 1 and October 1, respectively.

Exchangeable Notes

The following is a summary of NCLC’s exchangeable notes as of March 31, 2025 (in thousands):

		Unamortized
	Principal	Deferred	Net Carrying	Fair Value
	Amount	Financing Fees	Amount	Amount	Leveling
2025 Exchangeable Notes (1)	$449,990	$(907)	$449,083	$498,481	Level 2
2027 1.125% Exchangeable Notes	1,150,000	(10,931)	1,139,069	1,096,893	Level 2
2027 2.5% Exchangeable Notes	473,175	(4,844)	468,331	460,688	Level 2

The following is a summary of NCLC’s exchangeable notes as of December 31, 2024 (in thousands):

		Unamortized
	Principal	Deferred	Net Carrying	Fair Value
	Amount	Financing Fees	Amount	Amount	Leveling
2025 Exchangeable Notes (1)	$449,990	$(1,463)	$448,527	$641,560	Level 2
2027 1.125% Exchangeable Notes	1,150,000	(12,289)	1,137,711	1,177,347	Level 2
2027 2.5% Exchangeable Notes	473,175	(5,411)	467,764	492,395	Level 2
(1)	Classified within current portion of long-term debt as of December 31, 2024. As of March 31, 2025, we reclassified $353.9 million to long-term debt as this portion was refinanced using proceeds from the 2030 Exchangeable Notes prior to issuance of this report and the remainder was classified within current portion of long-term debt. We expect that the remaining holders of the 2025 Exchangeable Notes will exchange their 2025 Exchangeable Notes for NCLH ordinary shares.

The following provides a summary of the interest expense of NCLC’s exchangeable notes (in thousands):

	Three Months Ended
	March 31,
	2025	2024
Coupon interest	$12,238	$14,437
Amortization of deferred financing fees	2,481	2,903
Total	$14,719	$17,340

As of March 31, 2025, the effective interest rate is 5.97%, 1.64% and 3.06% for the 2025 Exchangeable Notes, 2027 1.125% Exchangeable Notes and 2027 2.5% Exchangeable Notes, respectively.

Debt Repayments

The following are scheduled principal repayments on our long-term debt including exchangeable notes, which can be settled in NCLH ordinary shares, and finance lease obligations as of March 31, 2025 (in thousands):

Year	Amount
Remainder of 2025 (1)	$735,587
2026	1,036,013
2027	3,373,639
2028	1,197,638
2029	2,012,928
2030 (1)	1,878,674
Thereafter	4,126,917
Total	$14,361,396
(1)	As a result of the Exchange, as of March 31, 2025, we reclassified $353.9 million from 2025 to 2030 consistent with the presentation in the accompanying consolidated balance sheet.

Debt Covenants

As of March 31, 2025, we were in compliance with all of our debt covenants. If we do not continue to remain in compliance with our covenants, we would have to seek additional amendments to or waivers of our covenants. However, no assurances can be made that such amendments or waivers would be approved by our lenders. Generally, if an event of default under any debt agreement occurs, then pursuant to cross default and/or cross acceleration clauses, substantially all of our outstanding debt and derivative contract payables could become due, and all debt and derivative contracts could be terminated, which would have a material adverse impact on our operations and liquidity.

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

Derivatives

We are exposed to market risk attributable to changes in interest rates, foreign currency exchange rates and fuel prices. We attempt to minimize these risks through a combination of our normal operating and financing activities and through the use of derivatives. We assess whether derivatives used in hedging transactions are “highly effective” in offsetting changes in the cash flow of our hedged forecasted transactions. We use critical terms match or regression analysis for hedge relationships and high effectiveness is achieved when a statistically valid relationship reflects a high degree of offset and correlation between the fair values of the derivative and the hedged forecasted transaction. Cash flows from the derivatives are classified in the same category as the cash flows from the underlying hedged transaction. If it is determined that the hedged forecasted transaction is no longer probable of occurring, then the amount recognized in accumulated other comprehensive income (loss) is released to earnings. There are no amounts excluded from the assessment of hedge effectiveness, and there are no credit-risk-related contingent features in our derivative agreements. We monitor concentrations of credit risk associated with financial and other institutions with which we conduct significant business. Credit risk, including but not limited to counterparty non-performance under derivatives, is not considered significant as we primarily conduct business with large, well-established financial institutions with which we have established relationships, and which have credit risks acceptable to us, or the credit risk is spread out among many creditors. We do not anticipate non-performance by any of our significant counterparties.

As of March 31, 2025, we had fuel swaps, which are used to mitigate the financial impact of volatility of fuel prices pertaining to approximately 994 thousand metric tons of our projected fuel purchases, maturing through December 31, 2027.

As of March 31, 2025, we had fuel swaps pertaining to approximately 47 thousand metric tons of our projected fuel purchases which were not designated as cash flow hedges maturing through February 28, 2026.

As of March 31, 2025, we had foreign currency forwards and collars which were used to mitigate the financial impact of volatility in foreign currency exchange rates related to our ship construction contracts denominated in euros. The notional amount of our foreign currency contracts were €709.9 million, or $767.8 million based on the euro/U.S. dollar exchange rate as of March 31, 2025.

The derivatives measured at fair value and the respective location in the consolidated balance sheets include the following (in thousands):

		Assets		Liabilities
		March 31,	December 31,	March 31,	December 31,
	Balance Sheet Location	2025	2024	2025	2024
Derivative Contracts Designated as Hedging Instruments

Fuel contracts
	Prepaid expenses and other assets	$3,153	$1,576	$1,483	$1,798
	Other long-term assets	6,171	650	72	208
	Accrued expenses and other liabilities	1,419	488	11,472	12,955
	Other long-term liabilities	873	648	1,203	2,030
Foreign currency contracts
	Prepaid expenses and other assets	709	—	—	—
	Other long-term assets	720	—	—	—
	Accrued expenses and other liabilities	—	—	—	1,567
	Other long-term liabilities	—	—	271	17,427
Total derivatives designated as hedging instruments		$13,045	$3,362	$14,501	$35,985

Derivative Contracts Not Designated as Hedging Instruments

Fuel contracts
	Prepaid expenses and other assets	$239	$234	$—	$—
	Accrued expenses and other liabilities	89	—	1,025	390
	Other long-term liabilities	—	—	—	35

Total derivatives not designated as hedging instruments		$328	$234	$1,025	$425
Total derivatives		$13,373	$3,596	$15,526	$36,410

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

The following table discloses the gross and net amounts recognized within assets and liabilities (in thousands):

		Gross		Gross
	Gross	Amounts	Total Net	Amounts
March 31, 2025	Amounts	Offset	Amounts	Not Offset	Net Amounts
Assets	$10,992	$(1,555)	$9,437	$(1,429)	$8,008
Liabilities	13,971	(2,381)	11,590	(271)	11,319

		Gross		Gross
	Gross	Amounts	Total Net	Amounts
December 31, 2024	Amounts	Offset	Amounts	Not Offset	Net Amounts
Assets	$2,460	$(2,006)	$454	$—	$454
Liabilities	34,404	(1,136)	33,268	(18,994)	14,274

The effects of cash flow hedge accounting on accumulated other comprehensive income (loss) were as follows (in thousands):

			Location of Gain
			(Loss) Reclassified
			from Accumulated	Amount of Gain (Loss) Reclassified
	Amount of Gain (Loss)		Other Comprehensive	from Accumulated Other
	Recognized in Other		Income (Loss) into	Comprehensive Income
Derivatives	Comprehensive Loss		Income (Expense)	(Loss) into Income (Expense)
	Three Months	Three Months		Three Months	Three Months
	Ended	Ended		Ended	Ended
	March 31, 2025	March 31, 2024		March 31, 2025	March 31, 2024
Fuel contracts	$10,672	$47,253	Fuel	$290	$6,577
Fuel contracts	—	—	Other income (expense), net	(244)	875
Foreign currency contracts	20,153	—	Depreciation and amortization	(4,119)	(4,119)
Total gain (loss) recognized in other comprehensive loss	$30,825	$47,253		$(4,073)	$3,333

The effects of cash flow hedge accounting on the consolidated statements of operations include the following (in thousands):

	Three Months Ended March 31, 2025			Three Months Ended March 31, 2024
		Depreciation			Depreciation
		and	Other Income		and	Other Income
	Fuel	Amortization	(Expense), net	Fuel	Amortization	(Expense), net
Total amounts of income and expense line items presented in the consolidated statements of operations in which the effects of cash flow hedges are recorded	$175,014	$231,297	$(24,505)	$197,734	$222,929	$18,137

Amount of gain (loss) reclassified from accumulated other comprehensive income (loss) into income (expense)
Fuel contracts	290	—	—	6,577	—	—
Foreign currency contracts	—	(4,119)	—	—	(4,119)	—

Amount of gain (loss) reclassified from accumulated other comprehensive income (loss) into income (expense) as a result that a forecasted transaction is no longer probable of occurring
Fuel contracts	—	—	(244)	—	—	875

Long-Term Debt

As of March 31, 2025 and December 31, 2024, the fair value of our long-term debt, including the current portion, was $13.7 billion and $12.8 billion, respectively, which was $0.6 billion lower than the carrying values, excluding deferred financing costs. The difference between the fair value and carrying value of our long-term debt is due to our fixed and variable rate debt obligations carrying interest rates that are above or below market rates at the measurement dates. The fair value of our long-term revolving and term loan facilities was calculated based on estimated rates for the same or similar instruments with similar terms and remaining maturities. The fair value of our exchangeable notes considers observable risk-free rates; credit spreads of the same or similar instruments; and share prices, tenors, and historical and implied volatilities which are sourced from observable market data. The inputs are considered to be Level 2 in the fair value hierarchy. Market risk associated with our long-term variable rate debt is the potential increase in interest expense from an increase in interest rates or from an increase in share values.

Other

The carrying amounts reported in the consolidated balance sheets of all other financial assets and liabilities approximate fair value.

9.   Employee Benefits and Compensation Plans

Restricted Share Unit Awards

In March 2025, NCLH granted 4.5 million time-based restricted share unit awards to our employees, which primarily vest in substantially equal installments over three years. Additionally, in March 2025, NCLH granted 1.1 million performance-based restricted share units to certain members of our management team, which vest upon the achievement of certain pre-established performance targets established through 2027 and the satisfaction of an additional time-based vesting requirement that generally requires continued employment through March 1, 2028.

The following is a summary of restricted share unit activity for the three months ended March 31, 2025:

	Number of	Weighted-	Number of	Weighted-
	Time-Based	Average Grant	Performance-	Average Grant
	Awards	Date Fair Value	Based Awards	Date Fair Value
Non-vested as of January 1, 2025	8,923,718	$17.68	2,265,422	$18.04
Granted	4,584,289	22.01	1,107,504	21.95
Vested	(4,248,668)	17.52	(376,068)	18.48
Forfeited or expired	(184,920)	18.15	(243,556)	17.04
Non-vested as of March 31, 2025	9,074,419	19.93	2,753,302	19.65

The compensation expense recognized for share-based compensation for the periods presented include the following (in thousands):

	Three Months Ended
	March 31,
	2025	2024
Payroll and related expense	$4,824	$4,614
Marketing, general and administrative expense	15,457	17,334
Total share-based compensation expense	$20,281	$21,948

10.   Commitments and Contingencies

Ship Construction Contracts

For the Norwegian brand, we have three Prima Class Ships on order, each ranging from approximately 156,000 to 169,000 Gross Tons with 3,550 to 3,850 Berths, with currently scheduled delivery dates from 2026 through 2028. For the Norwegian brand, we also have an order for four additional ships, each at approximately 225,000 Gross Tons and 5,150 Berths, with currently scheduled delivery dates from 2030 through 2036. For the Oceania Cruises brand, we have an order for one additional Allura Class Ship to be delivered in 2025, which will be approximately 68,000 Gross Tons and 1,200 Berths. For the Oceania Cruises brand, we also have an order for four additional ships (which includes two ships on order, which are currently scheduled for delivery in 2030 and 2031, that we have the option to cancel), each at approximately 86,000 Gross Tons and 1,450 Berths, with currently scheduled delivery dates from 2027 through 2031. For the Regent Seven Seas Cruises brand, we have an order for two Prestige Class Ships, each at approximately 77,000 Gross Tons and 850 Berths, with currently scheduled delivery dates in 2026 and 2029. The impacts of initiatives to improve environmental sustainability and modifications the Company plans to make to its newbuilds and/or other macroeconomic conditions and events have resulted in delays in expected ship deliveries. These and other impacts could result in additional delays in ship deliveries in the future, which may be prolonged.

The combined contract prices, including amendments and change orders, of the 12 ships on order for delivery as of March 31, 2025 (which excludes two ships on order for Oceania Cruises, which are currently scheduled for delivery in 2030 and 2031, that we have the option to cancel) was approximately €17.2 billion, or $18.6 billion based on the euro/U.S. dollar exchange rate as of March 31, 2025. If the two ships on order for Oceania Cruises are cancelled, there will be incremental corresponding adjustments to the purchase price of other applicable newbuilds not to exceed €51 million. For ships on order, excluding the two ships on order for Oceania Cruises that we have the option to cancel and the four additional ships on order for Norwegian Cruise Line with currently scheduled delivery from 2030 to 2036, we have obtained export credit financing which is expected to fund approximately 80% of the contract price of each ship as well as related financing premiums, subject to certain conditions. We do not anticipate any contractual breaches or cancellations to occur, except as noted above if we exercise our option to cancel. However, if any such events were to occur, it could result in, among other things, the forfeiture of prior deposits or payments made by us and potential claims and impairment losses which may materially impact our business, financial condition and results of operations.

Our minimum annual payments for non-cancelable ship construction contracts, which exclude two contracts with options to cancel, are as follows (in thousands):

Year	Amount
Remainder of 2025	$936,783
2026	2,232,872
2027	2,287,272
2028	2,113,863
2029	1,011,537
2030	2,304,909
Thereafter	6,879,169
Total minimum annual payments	$17,766,405

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

Other Contingencies

The Company also has agreements with its credit card processors that govern approximately $3.5 billion in advance ticket sales at March 31, 2025 that have been received by the Company relating to future voyages. These agreements allow the credit card processors to require under certain circumstances, including the existence of a material adverse change, excessive chargebacks and other triggering events, that the Company maintain a reserve which would be satisfied by posting collateral. Although the agreements vary, these requirements may generally be satisfied either through a percentage of customer payments withheld or providing cash funds directly to the card processor. Any cash reserve or collateral requested could be increased or decreased. We may be required to pledge additional collateral and/or post additional cash reserves or take other actions in the future that may adversely affect our liquidity.

11.   Other Income (Expense), Net

For the three months ended March 31, 2025, other income (expense), net consisted of expense of $24.5 million, and for the three months ended March 31, 2024, other income (expense), net consisted of income of $18.1 million primarily due to net gains and losses on foreign currency remeasurements.

12.   Supplemental Cash Flow Information

For the three months ended March 31, 2025 and 2024, we had non-cash investing activities consisting of changes in accruals related to property and equipment of $4.0 million and $11.3 million, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Concerning Forward-Looking Statements

Some of the statements, estimates or projections contained in this report are “forward-looking statements” within the meaning of the U.S. federal securities laws intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical facts contained, or incorporated by reference, in this report, including, without limitation, our expectations regarding our future financial position, including our liquidity requirements and future capital expenditures, plans, prospects, actions taken or strategies being considered with respect to our liquidity position, including with respect to refinancing, amending the terms of, or extending the maturity of our indebtedness, our ability to comply with covenants under our debt agreements, expectations regarding our exchangeable notes, valuation and appraisals of our assets, expectations regarding our deferred tax assets, expected fleet additions and cancellations, including expected timing thereof, our expectations regarding the impact of macroeconomic conditions and recent global events, and expectations relating to our sustainability program and decarbonization efforts may be forward-looking statements. Many, but not all, of these statements can be found by looking for words like “expect,” “anticipate,” “goal,” “project,” “plan,” “believe,” “seek,” “will,” “may,” “forecast,” “estimate,” “intend,” “future” and similar words. Forward-looking statements do not guarantee future performance and may involve risks, uncertainties and other factors which could cause our actual results, performance or achievements to differ materially from the future results, performance or achievements expressed or implied in those forward-looking statements. Examples of these risks, uncertainties and other factors include, but are not limited to the impact of:

●	adverse general economic factors, such as fluctuating or increasing levels of interest rates, inflation, unemployment, underemployment, tariff increases and trade wars, and the volatility of fuel prices, declines in the securities and real estate markets, and perceptions of these conditions that decrease the level of disposable income of consumers or consumer confidence;
●	our indebtedness and restrictions in the agreements governing our indebtedness that require us to maintain minimum levels of liquidity and be in compliance with maintenance covenants and otherwise limit our flexibility in operating our business, including the significant portion of assets that are collateral under these agreements;
●	our ability to work with lenders and others or otherwise pursue options to defer, renegotiate, refinance or restructure our existing debt profile, near-term debt amortization, newbuild related payments and other obligations and to work with credit card processors to satisfy current or potential future demands for collateral on cash advanced from customers relating to future cruises;
●	our need for additional financing or financing to optimize our balance sheet, which may not be available on favorable terms, or at all, and our outstanding exchangeable notes and any future financing which may be dilutive to existing shareholders;
●	the unavailability of ports of call;
●	future increases in the price of, or major changes, disruptions or reduction in, commercial airline services;
●	changes involving the tax and environmental regulatory regimes in which we operate, including new and existing regulations aimed at reducing greenhouse gas emissions;
●	the accuracy of any appraisals of our assets;
●	our success in controlling operating expenses and capital expenditures;

●	adverse events impacting the security of travel, or customer perceptions of the security of travel, such as terrorist acts, armed conflict or threats thereof, acts of piracy, and other international events;
●	public health crises and their effect on the ability or desire of people to travel (including on cruises);
●	adverse incidents involving cruise ships;
●	our ability to maintain and strengthen our brand;
●	breaches in data security or other disturbances to our information technology systems and other networks or our actual or perceived failure to comply with requirements regarding data privacy and protection;
●	changes in fuel prices and the type of fuel we are permitted to use and/or other cruise operating costs;
●	mechanical malfunctions and repairs, delays in our shipbuilding program, maintenance and refurbishments and the consolidation of qualified shipyard facilities;
●	the risks and increased costs associated with operating internationally;
●	our inability to recruit or retain qualified personnel or the loss of key personnel or employee relations issues;
●	impacts related to climate change and our ability to achieve our climate-related or other sustainability goals;
●	our inability to obtain adequate insurance coverage;
●	implementing precautions in coordination with regulators and global public health authorities to protect the health, safety and security of guests, crew and the communities we visit and to comply with related regulatory restrictions;
●	pending or threatened litigation, investigations and enforcement actions;
●	volatility and disruptions in the global credit and financial markets, which may adversely affect our ability to borrow and could increase our counterparty credit risks, including those under our credit facilities, derivatives, contingent obligations, insurance contracts and new ship progress payment guarantees;
●	our reliance on third parties to provide hotel management services for certain ships and certain other services;
●	fluctuations in foreign currency exchange rates;
●	our expansion into new markets and investments in new markets and land-based destination projects;
●	overcapacity in key markets or globally; and
●	other factors set forth under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February 27, 2025 (our “Annual Report on Form 10-K”).

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

Unless otherwise indicated in this report, the following terms have the meanings set forth below:

●	2025 Exchangeable Notes. On July 21, 2020, pursuant to an indenture among NCLC, as issuer, NCLH, as guarantor, and U.S. Bank National Association, as trustee, NCLC issued $450.0 million aggregate principal amount of exchangeable senior notes due 2025.
●	2027 1.125% Exchangeable Notes. On November 19, 2021, pursuant to an indenture among NCLC, as issuer, NCLH, as guarantor, and U.S. Bank National Association, as trustee, NCLC issued $1,150.0 million aggregate principal amount of exchangeable senior notes due 2027.
●	2027 2.5% Exchangeable Notes. On February 15, 2022, pursuant to an indenture among NCLC, as issuer, NCLH, as guarantor, and U.S. Bank National Association, as trustee, NCLC issued $473.2 million aggregate principal amount of exchangeable senior notes due 2027.
●	Adjusted EBITDA. EBITDA adjusted for other income (expense), net and other supplemental adjustments.
●	Adjusted EPS. Adjusted Net Income divided by the number of diluted weighted-average shares outstanding.
●	Adjusted Gross Margin. Gross margin adjusted for payroll and related, fuel, food, other and ship depreciation. Gross margin is calculated pursuant to GAAP as total revenue less total cruise operating expense and ship depreciation.
●	Adjusted Net Cruise Cost Excluding Fuel. Net Cruise Cost Excluding Fuel adjusted for supplemental adjustments.
●	Adjusted Net Income. Net income (loss) adjusted for the effect of dilutive securities and other supplemental adjustments.
●	Allura Class Ships. Oceania Cruises’ Vista and Oceania Cruises’ Allura.
●	Berths. Double occupancy capacity per cabin (single occupancy per studio cabin) even though many cabins can accommodate three or more passengers.
●	Capacity Days. Berths available for sale multiplied by the number of cruise days for the period for ships in service.
●	Dry-dock. A process whereby a ship is positioned in a large basin where all of the fresh/sea water is pumped out in order to carry out cleaning and repairs of those parts of a ship which are below the water line.

●	EBITDA. Earnings before interest, taxes, and depreciation and amortization.
●	EPS. Earnings (loss) per share.
●	GAAP. Generally accepted accounting principles in the U.S.
●	Gross Cruise Cost. The sum of total cruise operating expense and marketing, general and administrative expense.
●	Gross Tons. A unit of enclosed passenger space on a cruise ship, such that one gross ton equals 100 cubic feet or 2.831 cubic meters.
●	Net Cruise Cost. Gross Cruise Cost less commissions, transportation and other expense and onboard and other expense.
●	Net Cruise Cost Excluding Fuel. Net Cruise Cost less fuel expense.
●	Net Yield. Adjusted Gross Margin per Capacity Day.
●	Occupancy Percentage. The ratio of Passenger Cruise Days to Capacity Days. A percentage greater than 100% indicates that three or more passengers occupied some cabins.
●	Passenger Cruise Days. The number of passengers carried for the period, multiplied by the number of days in their respective cruises.
●	Prestige Class Ships. Regent’s Seven Seas Prestige and one additional ship on order.
●	Prima Class Ships. Norwegian Prima, Norwegian Viva, Norwegian Aqua, Norwegian Luna and two additional ships on order.
●	Revolving Loan Facility. $1.7 billion senior secured revolving credit facility.
●	SEC. U.S. Securities and Exchange Commission.
●	Shipboard Retirement Plan. An unfunded defined benefit pension plan for certain crew members which computes benefits based on years of service, subject to certain requirements.

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

Financing Transactions

In January 2025, the full amount of outstanding borrowings under the Breakaway one loan, Breakaway two loan, Marina newbuild loan and Riviera newbuild loan, plus any accrued and unpaid interest thereon, was repaid with funds drawn from the Revolving Loan Facility, and the related collateral was also released. NCLC also issued $1.8 billion aggregate principal amount of 6.750% senior unsecured notes due 2032. The net proceeds, together with cash on hand, were used to redeem $600.0 million aggregate principal amount of 8.375% senior secured notes due 2028 and $1.2 billion aggregate principal amount of 5.875% senior unsecured notes due 2026, together with any accrued and unpaid interest thereon, and to pay any related transaction premiums, fees and expenses. Concurrently, the Revolving Loan Facility was increased from $1.2 billion to $1.7 billion with the maturity date extended to 2030, and the collateral of the Revolving Loan Facility and the 8.125% senior secured notes due 2029 were modified.

In April 2025, Holders exchanged $353.9 million of 2025 Exchangeable Notes for 0.875% 2030 Exchangeable Notes and an aggregate Cash Payment of $64.0 million, plus accrued and unpaid interest on the 2025 Exchangeable Notes that were exchanged to, but excluding, the closing date of the Exchange. Additionally, in April 2025, the Company completed an Equity Offering of 3,358,098 ordinary shares to the Holders at a price of $19.06 per share. The Company used the net proceeds from the Equity Offering, together with cash on hand, to make the Cash Payment.

See Note 7 – “Long-Term Debt” for more information.

Update on Bookings

The Company has seen softening in its 12-month forward booked position but continues to remain within the optimal range, even amid ongoing macroeconomic volatility.

Margin Enhancement Initiative

Our cost savings initiatives continue to deliver tangible results, positioning us well to cushion macroeconomic pressures. While there may be potential pressures on revenue, we believe these can be effectively offset by the continued execution of our cost savings initiatives. Our focus remains on managing the business for the long-term, balancing disciplined pricing and cost control with guest experience and strategic investments for the future. However, global macroeconomic events have created volatility and disruptions in the past that have adversely impacted our Company, and they may do so again in the future. Furthermore, we are exposed to fluctuations in the euro exchange rate for certain portions of ship construction contracts and various exchange rates for customer deposits that have not been hedged. See “Item 1A. Risk Factors” in our Annual Report on Form 10-K for additional information.

Climate Change

We believe the increasing focus on climate change, including the Company’s targets for greenhouse gas reductions, and evolving regulatory requirements will materially impact our future capital expenditures and results of operations. We have set interim targets to guide us on our path to net zero greenhouse gas (“GHG”) emissions and provide more details about such targets in our annual Sail & Sustain Report (which does not constitute a part of, and shall not be deemed incorporated by reference into, this report). We expect to incur significant expenses related to these regulatory requirements and commitments, which have and will include expenses related to GHG emissions reduction initiatives, including modifications to our ships, and have and will include the purchase of emissions allowances and alternative fuels, among other things. We have changed and may continue to be required to change certain operating procedures, for example slowing the speed of our ships, to meet regulatory requirements, which could adversely impact our operations. We are also evaluating the effects of global climate change-related requirements, which are still evolving, including our ability to mitigate certain future expenses through initiatives to reduce GHG emissions; consequently, the full impact to the Company is not yet known. Additionally, our ships, port facilities, corporate offices and island destinations have in the past and may again be adversely affected by an increase in the frequency and intensity of adverse weather conditions caused by climate change. For example, certain ports have become temporarily unavailable to us due to hurricane damage and other destinations have either considered or implemented restrictions on cruise operations due to environmental concerns. Refer to “Impacts related to climate change may adversely affect our business, financial condition and results of operations” in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for further information.

Quarterly Overview

Three months ended March 31, 2025 (“2025”) compared to three months ended March 31, 2024 (“2024”)

●	Total revenue decreased 2.9% to $2.1 billion compared to $2.2 billion.
●	Net income (loss) and diluted EPS were $(40.3) million and $(0.09), respectively, compared to $17.4 million and $0.04, respectively.
●	Operating income was $200.9 million compared to $218.4 million.
●	Gross margin increased 2.5% to $610.9 million compared to $595.7 million. Adjusted Gross Margin decreased slightly from 2024 to 2025.
●	Adjusted Net Income and Adjusted EPS were $30.5 million and $0.07, respectively, in 2025, which included $70.8 million of adjustments primarily related to losses on extinguishment and modification of debt. Adjusted Net Income and Adjusted EPS were $69.5 million and $0.16, respectively, in 2024, which included $52.2 million of adjustments primarily related to losses on extinguishment and modification of debt and share-based compensation.
●	Adjusted EBITDA decreased 2.4% to $453.1 million compared to $464.0 million.

We refer you to our “Results of Operations” below for a calculation of Adjusted Gross Margin, Adjusted Net Income, Adjusted EPS and Adjusted EBITDA.

Results of Operations

The following table sets forth selected statistical information:

	Three Months Ended
	March 31,
	2025	2024
Passengers carried	669,099	736,559
Passenger Cruise Days	5,787,243	6,112,370
Capacity Days	5,700,563	5,841,015
Occupancy Percentage	101.5%	104.6%

Adjusted Gross Margin and Net Yield were calculated as follows (in thousands, except Capacity Days and Yield data):

	Three Months Ended
	March 31,
	2025	2024
Total revenue	$2,127,553	$2,191,215
Less:
Total cruise operating expense	1,303,938	1,387,423
Ship depreciation	212,763	208,094
Gross margin	610,852	595,698
Ship depreciation	212,763	208,094
Payroll and related	334,504	344,281
Fuel	175,014	197,734
Food	75,588	84,708
Other	184,631	192,454
Adjusted Gross Margin	$1,593,352	$1,622,969
Capacity Days	5,700,563	5,841,015
Gross margin per Capacity Day	$107.16	$101.99
Net Yield	$279.51	$277.86

Gross Cruise Cost, Net Cruise Cost, Net Cruise Cost Excluding Fuel and Adjusted Net Cruise Cost Excluding Fuel were calculated as follows (in thousands, except Capacity Days and per Capacity Day data):

	Three Months Ended
	March 31,
	2025	2024
Total cruise operating expense	$1,303,938	$1,387,423
Marketing, general and administrative expense	391,376	362,469
Gross Cruise Cost	1,695,314	1,749,892
Less:
Commissions, transportation and other expense	395,343	436,210
Onboard and other expense	138,858	132,036
Net Cruise Cost	1,161,113	1,181,646
Less: Fuel expense	175,014	197,734
Net Cruise Cost Excluding Fuel	986,099	983,912
Less Other Non-GAAP Adjustments:
Non-cash deferred compensation (1)	553	719
Non-cash share-based compensation (2)	20,281	21,948
Adjusted Net Cruise Cost Excluding Fuel	$965,265	$961,245
Capacity Days	5,700,563	5,841,015
Gross Cruise Cost per Capacity Day	$297.39	$299.59
Net Cruise Cost per Capacity Day	$203.68	$202.30
Net Cruise Cost Excluding Fuel per Capacity Day	$172.98	$168.45
Adjusted Net Cruise Cost Excluding Fuel per Capacity Day	$169.33	$164.57
(1)	Non-cash deferred compensation expenses related to the crew pension plan and other crew expenses, which are included in payroll and related expense.
(2)	Non-cash share-based compensation expenses related to equity awards, which are included in marketing, general and administrative expense and payroll and related expense.

Adjusted Net Income and Adjusted EPS were calculated as follows (in thousands, except share and per share data):

	Three Months Ended
	March 31,
	2025	2024
Net income (loss)	$(40,295)	$17,353
Non-GAAP Adjustments:
Non-cash deferred compensation (1)	989	1,233
Non-cash share-based compensation (2)	20,281	21,948
Extinguishment and modification of debt (3)	49,542	29,000
Adjusted Net Income	$30,517	$69,534
Diluted weighted-average shares outstanding - Net income (loss) and Adjusted Net Income	441,147,186	431,019,206
Diluted EPS	$(0.09)	$0.04
Adjusted EPS	$0.07	$0.16
(1)	Non-cash deferred compensation expenses related to the crew pension plan and other crew expenses, which are included in payroll and related expense and other income (expense), net.
(2)	Non-cash share-based compensation expenses related to equity awards, which are included in marketing, general and administrative expense and payroll and related expense.
(3)	Losses on extinguishment of debt and modification of debt are included in interest expense, net.

EBITDA and Adjusted EBITDA were calculated as follows (in thousands):

	Three Months Ended
	March 31,
	2025	2024
Net income (loss)	$(40,295)	$17,353
Interest expense, net	217,872	218,177
Income tax (benefit) expense	(1,140)	1,001
Depreciation and amortization expense	231,297	222,929
EBITDA	407,734	459,460
Other (income) expense, net (1)	24,505	(18,137)
Other Non-GAAP Adjustments:
Non-cash deferred compensation (2)	553	719
Non-cash share-based compensation (3)	20,281	21,948
Adjusted EBITDA	$453,073	$463,990
(1)	Primarily consists of gains and losses, net for foreign currency remeasurements.
(2)	Non-cash deferred compensation expenses related to the crew pension plan and other crew expenses, which are included in payroll and related expense.
(3)	Non-cash share-based compensation expenses related to equity awards, which are included in marketing, general and administrative expense and payroll and related expense.

Three months ended March 31, 2025 (“2025”) compared to three months ended March 31, 2024 (“2024”)

Revenue

Total revenue decreased to $2.1 billion in 2025 compared to $2.2 billion in 2024 primarily due to a decrease in Capacity Days. The decrease in Capacity Days was primarily related to increased Berths, due to larger ships, in Dry-dock in 2025.

Expense

Total cruise operating expense decreased 6.0% and Gross Cruise Cost decreased 3.1% in 2025 compared to 2024 primarily related to a reduction in air costs largely due to changes in itinerary mix and fuel costs. Total other operating expense increased 6.4% in 2025 compared to 2024 primarily related to an increase in marketing, general and administrative expense from higher advertising and promotions.

Interest expense, net was $217.9 million in 2025 compared to $218.2 million in 2024. The change in interest expense reflects higher losses in 2025 from extinguishment of debt and debt modification costs, which were $49.5 million in 2025 compared to $29.0 million in 2024. Excluding these losses, interest expense decreased primarily as a result of lower average debt balances and lower rates.

Other income (expense), net was expense of $24.5 million in 2025 compared to income of $18.1 million in 2024. The income and expense primarily related to net gains and losses on foreign currency remeasurements.

Liquidity and Capital Resources

General

As of March 31, 2025, our liquidity was approximately $1.4 billion, including cash and cash equivalents of $184.4 million, $1.0 billion available under our Revolving Loan Facility and €200 million commitment that can be used for future newbuild payments through July 2025. Our primary ongoing liquidity requirements are to finance working capital, capital expenditures and debt service.

In January 2025, the full amount of outstanding borrowings under the Breakaway one loan, Breakaway two loan, Marina newbuild loan and Riviera newbuild loan, plus any accrued and unpaid interest thereon, was repaid with funds drawn from the Revolving Loan Facility, and the related collateral was also released. NCLC also issued $1.8 billion aggregate principal amount of 6.750% senior unsecured notes due 2032. The net proceeds, together with cash on hand, were used to redeem $600.0 million aggregate principal amount of 8.375% senior secured notes due 2028 and $1.2 billion aggregate principal amount of 5.875% senior unsecured notes due 2026, together with any accrued and unpaid interest thereon, and to pay any related transaction premiums, fees and expenses. Concurrently, the Revolving Loan Facility was increased from $1.2 billion to $1.7 billion with the maturity date extended to 2030, and the collateral of the Revolving Loan Facility and the 8.125% senior secured notes due 2029 were modified.

In April 2025, Holders exchanged $353.9 million of 2025 Exchangeable Notes for 0.875% 2030 Exchangeable Notes and an aggregate Cash Payment of $64.0 million, plus accrued and unpaid interest on the 2025 Exchangeable Notes that were exchanged to, but excluding, the closing date of the Exchange. Additionally, in April 2025, the Company completed an Equity Offering of 3,358,098 ordinary shares to the Holders at a price of $19.06 per share. The Company used the net proceeds from the Equity Offering, together with cash on hand, to make the Cash Payment.

See Note 7 – “Long-Term Debt” for further details about the above financing transactions.

Based on our liquidity estimates and our current resources, we have concluded we have sufficient liquidity to satisfy our obligations for at least the next 12 months. There can be no assurance that the accuracy of the assumptions used to estimate our liquidity requirements will be correct, and our ability to be predictive is uncertain due to the dynamic nature of the current operating environment, including any current macroeconomic events and conditions such as inflation, tariff increases and trade wars, rising fuel prices and higher interest rates. Within the next twelve months, we may optimize our liquidity or pursue other refinancings in order to reduce interest expense and/or extend debt maturities. The remaining $225.0 million of the 5.875% senior unsecured notes due in March 2026 will be paid at maturity unless refinanced. We expect the holders of the remaining 2025 Exchangeable Notes maturing in August 2025 will exchange their 2025 Exchangeable Notes for NCLH ordinary shares. There is no assurance that cash flows from operations and additional financings will be available in the future to fund our future obligations. Beyond the next 12 months, we will pursue refinancings and other balance sheet optimization transactions in order to reduce interest expense and/or extend debt maturities. Refer to “Item 1A. Risk Factors” in our Annual Report on Form 10-K for further details regarding risks and uncertainties that may cause our results to differ from our expectations.

As of March 31, 2025, we were in compliance with all of our debt covenants. If we do not continue to remain in compliance with our covenants, we would have to seek additional amendments to or waivers of the covenants. However, no assurances can be made that such amendments or waivers would be approved by our lenders. Generally, if an event of default under any debt agreement occurs, then pursuant to cross default and/or cross acceleration clauses, substantially all of our outstanding debt and derivative contract payables could become due, and all debt and derivative contracts could be terminated, which would have a material adverse impact on our operations and liquidity.

Our Moody’s long-term issuer rating is B1, our senior secured rating is Ba3 and our senior unsecured rating is B3. Our S&P Global issuer credit rating is B+, our issue-level rating on our $790 million 8.125% senior secured notes due 2029 is BB, our issue-level rating on our other senior secured notes is BB- and our senior unsecured rating is B+. If our credit ratings were to be downgraded as has occurred in the past, or general market conditions were to ascribe higher risk to our rating levels, our industry, or us, our access to capital and the cost of any debt or equity financing will be negatively impacted. We also have capacity to incur additional indebtedness under our debt agreements and may issue additional ordinary shares from time to time, subject to our authorized number of ordinary shares. However, there is no guarantee that debt or equity financings will be available in the future to fund our obligations or that they will be available on terms consistent with our expectations.

As of March 31, 2025, we had advance ticket sales of $3.9 billion, including the long-term portion. We also have agreements with our credit card processors that, as of March 31, 2025, governed approximately $3.5 billion in advance ticket sales that had been received by the Company relating to future voyages. These agreements allow the credit card processors to require under certain circumstances, including the existence of a material adverse change, excessive chargebacks and other triggering events, that the Company maintain a reserve which would be satisfied by posting collateral. Although the agreements vary, these requirements may generally be satisfied either through a percentage of customer payments withheld or providing cash funds directly to the card processor. Any cash reserve or collateral requested could be increased or decreased. We may be required to pledge additional collateral and/or post additional cash reserves or take other actions in the future that may adversely affect our liquidity.

Sources and Uses of Cash

In this section, references to “2025” refer to the three months ended March 31, 2025 and references to “2024” refer to the three months ended March 31, 2024.

Net cash provided by operating activities was $679.2 million in 2025 and $807.2 million 2024. The net cash provided by operating activities included net income (losses) and timing differences in cash receipts and payments relating to operating assets and liabilities. Advance ticket sales increased by $665.9 million in 2025 and by $592.2 million in 2024.

Net cash used in investing activities was $1.5 billion in 2025 and $255.2 million in 2024. The net cash used in investing activities was primarily related to the delivery of Norwegian Aqua in 2025. The net cash used in investing activities was primarily related to newbuild payments and ship improvements in 2024.

Net cash provided by financing activities was $846.6 million in 2025 primarily due to newbuild loans related to the delivery of Norwegian Aqua. Net cash used in financing activities was $394.5 million in 2024 primarily due to repayments of newbuild loans and our 9.75% senior secured notes due 2028.

Future Capital Commitments

Future capital commitments consist of contracted commitments, including ship construction contracts. Anticipated expenditures related to ship construction contracts and growth, which includes private island developments and enhancements and other strategic growth initiatives, were $1.3 billion for the remainder of 2025 and $2.5 billion and $2.5 billion for the years ending December 31, 2026 and 2027, respectively. The Company has export credit financing in place for the anticipated expenditures related to ship construction contracts of $0.7 billion for the remainder of 2025 and

$1.5 billion and $1.9 billion for the years ending December 31, 2026 and 2027, respectively. Anticipated other non-newbuild capital expenditures for the remainder of 2025 are approximately $0.4 billion. Future expected capital expenditures will significantly increase our depreciation and amortization expense.

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

Year	Brand	Class	Ship Name	Gross Tons(1)	Berths(1)	Status
2025	Oceania Cruises	Allura Class	Allura	~68,000	~1,200	Contract effective / financed(4)
2026	Norwegian Cruise Line	Prima Class	Norwegian Luna	~156,000	~3,550	Contract effective / financed(4)
2026	Regent Seven Seas	Prestige Class	Seven Seas Prestige	~77,000	~850	Contract effective / financed(4)
2027	Norwegian Cruise Line	Next Gen "Methanol-Ready(2)" Prima Class	To come	~169,000	~3,850	Contract effective / financed(4)
2027	Oceania Cruises	New Class	To come	~86,000	~1,450	Contract effective / financed(4)
2028	Norwegian Cruise Line	Next Gen "Methanol-Ready(2)" Prima Class	To come	~169,000	~3,850	Contract effective / financed(4)
Expected 2029(3)	Oceania Cruises	New Class	To come	~86,000	~1,450	Contract effective / financed(4)
2029(6)	Regent Seven Seas	Prestige Class	To come	~77,000	~850	Contract effective / financed(4)
2030	Norwegian Cruise Line	New Class	To come	~225,000	~5,150	Contract effective / financing is being negotiated.
2030(6)	Oceania Cruises	New Class	—	~86,000	~1,450	Contract effective, but not financed. Option to cancel.(5)
2031(6)	Oceania Cruises	New Class	—	~86,000	~1,450	Contract effective, but not financed. Option to cancel.(5)
2032	Norwegian Cruise Line	New Class	To come	~225,000	~5,150	Contract effective / financing is being negotiated.
2034	Norwegian Cruise Line	New Class	To come	~225,000	~5,150	Contract effective / financing is being negotiated.
2036	Norwegian Cruise Line	New Class	To come	~225,000	~5,150	Contract effective / financing is being negotiated.
(1)	Berths and gross tons are preliminary and subject to change as we approach delivery.
(2)	Designs for the final two Prima Class ships have been lengthened and reconfigured to accommodate the use of green methanol as a future fuel source. Additional modifications will be needed to fully enable the use of green methanol.
(3)	Delivery for the second Oceania Cruises ship is contractually scheduled for the fourth quarter of 2028 but may be delayed to 2029, which would result in additional fees.

(4)	We have obtained export credit financing which is expected to fund approximately 80% of the contract price of each ship as well as related financing premiums, subject to certain conditions.
(5)	We have the option to cancel the effective two-ship order for Oceania Cruises.
(6)	Delivery dates may be delayed at the option of the builder, which would result in additional fees.

The combined contract prices, including amendments and change orders, of the 12 ships on order for delivery (which excludes the two ships on order for Oceania Cruises, which are currently scheduled for delivery in 2030 and 2031, that we have the option to cancel) was approximately €17.2 billion, or $18.6 billion based on the euro/U.S. dollar exchange rate as of March 31, 2025. If the two ships on order for Oceania Cruises are cancelled, there will be incremental corresponding adjustments to the purchase price of other applicable newbuilds not to exceed €51 million. We do not anticipate any contractual breaches or cancellations to occur, except as noted above if we exercise our option to cancel. However, if any such events were to occur, it could result in, among other things, the forfeiture of prior deposits or payments made by us and potential claims and impairment losses which may materially impact our business, financial condition and results of operations.

Capitalized interest for the three months ended March 31, 2025 and 2024 was $22.5 million and $10.1 million, respectively, primarily associated with the construction of our newbuild ships.

Material Cash Requirements

Our material cash requirements for debt and ship construction (which excludes the two ships on order for Oceania Cruises that we have the option to cancel) were as follows (in thousands):

	Remainder of
	2025	2026	2027	2028	2029	2030	Thereafter	Total
Long-term debt (1)	$1,114,449	$1,623,882	$3,886,398	$1,629,864	$2,353,141	$2,094,594	$4,511,785	$17,214,113
Ship construction contracts (2)	936,783	2,232,872	2,287,272	2,113,863	1,011,537	2,304,909	6,879,169	17,766,405
Total	$2,051,232	$3,856,754	$6,173,670	$3,743,727	$3,364,678	$4,399,503	$11,390,954	$34,980,518
(1)	Includes principal as well as estimated interest payments with Term SOFR held constant as of March 31, 2025. Includes exchangeable notes which can be settled in NCLH ordinary shares. Excludes the impact of any future possible refinancings and undrawn export-credit backed facilities. Subsequent to March 31, 2025, we completed an Exchange of $353.9 million 2025 Exchangeable Notes for an equal principal of 2030 Exchangeable Notes. The related principal repayment has been reclassified from 2025 to 2030 in the table above and the interest payments include the 2030 Exchangeable Notes. See Note 7 – “Long-Term Debt” for further information.
(2)	Ship construction contracts are for our newbuild ships based on the euro/U.S. dollar exchange rate as of March 31, 2025. We have committed undrawn export-credit backed facilities of approximately $7.8 billion which funds approximately 80% of our ship construction contracts, with the exception of the two ships on order for Oceania Cruises that we have the option to cancel and the four additional ships on order for Norwegian Cruise Line with currently scheduled delivery from 2030 to 2036. The above presentation reflects the current delivery dates; however, certain delivery dates may be delayed at the option of the builder.

Funding Sources

Certain of our debt agreements contain covenants that, among other things, require us to maintain a minimum level of liquidity, as well as limit our net funded debt-to-capital ratio and maintain certain other ratios. The net book value of our ships pledged as collateral for certain of our debt is approximately $15 billion. We believe we were in compliance with our covenants as of March 31, 2025.

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

We believe our cash on hand, borrowings available under the Revolving Loan Facility, expected future operating cash inflows and our ability to issue debt securities or additional equity securities will be sufficient to fund operations, debt payment requirements and capital expenditures and maintain compliance with covenants under our debt agreements over the next 12-month period. Refer to “—Liquidity and Capital Resources—General” for further information regarding liquidity.

Other

Certain service providers may require collateral in the normal course of our business. The amount of collateral may change based on certain terms and conditions. We refer you to “—Liquidity and Capital Resources—General” for information regarding collateral that may be provided to our credit card processors.

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

Additionally, we similarly consider opportunities for the sale of ships and long-term charters with purchase options. For example, the Company recently executed long-term charter agreements, each inclusive of purchase options, for Norwegian Sky and Seven Seas Navigator beginning in 2026 and Norwegian Sun and Insignia beginning in 2027. We are currently contemplating additional long-term charters with a purchase option for a nominal value at the end of the lease period. These types of agreements are being pursued as part of our ship disposal strategy for certain older vessels in our fleet.

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

Interest Rate Risk

As of March 31, 2025, 93% of our debt was fixed and 7% was variable. As of December 31, 2024, 94% of our debt was fixed and 6% was variable. The change in our fixed rate percentage from December 31, 2024 to March 31, 2025 was primarily due to the addition of variable rate debt proportionally higher than the addition of fixed rate debt. Based on our March 31, 2025 outstanding variable rate debt balance, a one percentage point increase in annual Term SOFR interest rates would increase our annual interest expense by approximately $10.3 million excluding the effects of capitalization of interest.

Foreign Currency Exchange Rate Risk

We use foreign currency derivatives to hedge the exposure to volatility in foreign currency exchange rates related to our ship construction contracts denominated in euros. As of March 31, 2025, the payments not hedged aggregated €15.7 billion, or $17.0 billion based on the euro/U.S. dollar exchange rate as of March 31, 2025. As of December 31, 2024, the payments not hedged aggregated €16.0 billion, or $16.6 billion, based on the euro/U.S. dollar exchange rate as of December 31, 2024. The change from December 31, 2024 to March 31, 2025 was primarily due to the delivery of Norwegian Aqua offset by an increase in the contract prices or our Norwegian ships to be delivered from 2030 through

2036. We estimate that a 10% change in the euro as of March 31, 2025 would result in a $1.7 billion change in the U.S. dollar value of the foreign currency denominated remaining payments.

Fuel Price Risk

Our exposure to market risk for changes in fuel prices relates to the forecasted purchases of fuel on our ships. Fuel expense, as a percentage of our total cruise operating expense, was 13.4% and 14.3% for the three months ended March 31, 2025 and 2024, respectively. We use fuel derivative agreements to mitigate the financial impact of fluctuations in fuel prices and as of March 31, 2025, we had hedged approximately 61%, 41% and 18% of our remaining 2025, 2026 and 2027 projected metric tons of fuel purchases, respectively. As of December 31, 2024, we had hedged approximately 56% and 21% of our 2025 and 2026 projected metric tons of fuel purchases, respectively. The percentage of fuel purchases hedged changed between December 31, 2024 and March 31, 2025 primarily due to additional fuel swaps.

We estimate that a 10% increase in our weighted-average fuel price would increase our anticipated 2025 fuel expense by $43.6 million. This increase would be offset by an increase in the fair value of all our fuel swap agreements of $23.4 million. Fair value of our derivative contracts is derived using valuation models that utilize the income valuation approach. These valuation models take into account the contract terms such as maturity, as well as other inputs such as fuel types, fuel curves, creditworthiness of the counterparty and the Company, as well as other data points.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, as of March 31, 2025. There are inherent limitations in the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon management’s evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2025 to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that it is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

See the section titled “Litigation” in “Item 1—Financial Statements—Notes to Consolidated Financial Statements—Note 10 Commitments and Contingencies” in Part I of this report for information about legal proceedings.

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

Item 5. Other Information

10b5-1 Trading Arrangements

During the three months ended March 31, 2025, none of our directors or officers subject to Section 16 of the Securities Exchange Act of 1934 adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (in each case, as defined in Item 408(a) of Regulation S-K).

Item 6. Exhibits

1.1

Placement Agency Agreement, dated April 1, 2025, by and between Norwegian Cruise Line Holdings Ltd. and Barclays Capital Inc., as placement agent (incorporated herein by reference to Exhibit 1.1 to Norwegian Cruise Line Holdings Ltd.’s Form 8-K filed on April 7, 2025 (File No. 001-35784)).

1.2

Placement Agency Agreement, dated April 2, 2025, by and between Norwegian Cruise Line Holdings Ltd. and Barclays Capital Inc., as placement agent (incorporated herein by reference to Exhibit 1.2 to Norwegian Cruise Line Holdings Ltd.’s Form 8-K filed on April 7, 2025 (File No. 001-35784)).

4.2

First Supplemental Indenture, dated January 22, 2025, by and among NCL Corporation Ltd., as issuer, the guarantors party thereto, U.S. Bank Trust Company, National Association, as trustee, principal paying agent, transfer agent and registrar, and JPMorgan Chase Bank, N.A., as security agent, with respect to 8.125% Senior Secured Notes due 2029 (incorporated herein by reference to Exhibit 4.2 to Norwegian Cruise Line Holdings Ltd.’s Form 8-K filed on January 22, 2025 (File No. 001-35784))

4.3

Indenture, dated January 22, 2025, between NCL Corporation Ltd., as issuer, and U.S. Bank Trust Company, National Association, as trustee, with respect to 6.750% Senior Notes Due 2032 (incorporated herein by reference to Exhibit 4.1 to Norwegian Cruise Line Holdings Ltd.’s Form 8-K filed on January 22, 2025 (File No. 001-35784))

4.4

Indenture, dated April 7, 2025, by and among NCL Corporation Ltd., as issuer, Norwegian Cruise Line Holdings Ltd., as guarantor, and U.S. Bank Trust Company, National Association, as trustee with respect to 0.875% Exchangeable Senior Notes due 2030 (incorporated herein by reference to Exhibit 4.1 to Norwegian Cruise Line Holdings Ltd.’s Form 8-K filed on April 7, 2025 (File No. 001-35784))

10.1

Seventh Supplemental Agreement, dated January 31, 2025, to Breakaway Three Credit Agreement, dated October 12, 2012, by and among Breakaway Three, Ltd., as borrower, NCL Corporation Ltd., as guarantor, NCL International, Ltd., as shareholder, NCL (Bahamas) Ltd., as charterer, the lenders party thereto and KfW IPEX-Bank GmbH, as facility agent, Hermes agent, bookrunner, initial mandated lead arranger, collateral agent and CIRR agent (incorporated herein by reference to Exhibit 10.4 to Norwegian Cruise Line Holdings Ltd.’s Form 10-K filed on February 27, 2025 (File No. 001-35784))#

10.2

Eighth Supplemental Agreement, dated January 31, 2025, to Breakaway Four Credit Agreement, dated October 12, 2012, by and among Breakaway Four, Ltd., as borrower, NCL Corporation Ltd., as guarantor, NCL International, Ltd., as shareholder, NCL (Bahamas) Ltd., as charterer, the lenders party thereto and KfW IPEX-Bank GmbH, as facility agent, Hermes agent, bookrunner, initial mandated lead arranger, collateral agent and CIRR agent (incorporated herein by reference to Exhibit 10.8 to Norwegian Cruise Line Holdings Ltd.’s Form 10-K filed on February 27, 2025 (File No. 001-35784))#

10.3

Seventh Amended and Restated Credit Agreement, dated January 22, 2025, by and among NCL Corporation Ltd., as borrower, the subsidiary guarantors party thereto, the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent and as collateral agent, and the joint bookrunners and arrangers and co-documentation agents named thereto (incorporated herein by reference to Exhibit 10.1 to Norwegian Cruise Line Holdings Ltd.’s Form 8-K filed on January 22, 2025 (File No. 001-35784)) #†

10.4*

Amendment No. 1 to the Seventh Amended and Restated Credit Agreement, dated March 21, 2025, by and among NCL Corporation Ltd., the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent for the lenders.

10.5

Eighth Supplemental Agreement, dated January 31, 2025, to Seahawk One Credit Agreement, dated July 14, 2014, by and among Seahawk One, Ltd., as borrower, NCL Corporation Ltd., as guarantor, NCL International, Ltd., as shareholder, NCL (Bahamas) Ltd., as charterer, the lenders party thereto and KfW IPEX-Bank GmbH, as facility agent, Hermes agent, bookrunner, initial mandated lead arranger, collateral agent and CIRR Agent (incorporated herein by reference to Exhibit 10.13 to Norwegian Cruise Line Holdings Ltd.’s Form 10-K filed on February 27, 2025 (File No. 001-35784))#

10.6

Ninth Supplemental Agreement, dated January 31, 2025, to Seahawk Two Credit Agreement, dated July 14, 2014, by and among Seahawk Two, Ltd., as borrower, NCL Corporation Ltd., as guarantor, NCL International, Ltd., as shareholder, NCL (Bahamas) Ltd., as charterer, the lenders party thereto and KfW IPEX-Bank GmbH, as facility agent, Hermes agent, bookrunner, initial mandated lead arranger, collateral agent and CIRR Agent (incorporated herein by reference to Exhibit 10.17 to Norwegian Cruise Line Holdings Ltd.’s Form 10-K filed on February 27, 2025 (File No. 001-35784))#

10.7

Supplemental Agreement, dated January 31, 2025, among Explorer New Build, LLC, as borrower, NCL Corporation Ltd., as guarantor, Seven Seas Cruises Ltd., as shareholder and charterer, Norwegian Cruise Line Holdings Ltd., as the holding, and Crédit Agricole Corporate and Investment Bank, as agent (incorporated herein by reference to Exhibit 10.21 to Norwegian Cruise Line Holdings Ltd.’s Form 10-K filed on February 27, 2025 (File No. 001-35784))

10.8

Supplemental Agreement, dated January 31, 2025, among Explorer II New Build, LLC, as borrower, NCL Corporation Ltd., as guarantor, Seven Seas Cruises Ltd., as shareholder and charterer, Norwegian Cruise Line Holdings Ltd., as the holding, and Crédit Agricole Corporate and Investment Bank, as agent (incorporated herein by reference to Exhibit 10.25 to Norwegian Cruise Line Holdings Ltd.’s Form 10-K filed on February 27, 2025 (File No. 001-35784))

10.9

Supplemental Agreement, dated January 31, 2025, among Leonardo One, Ltd., as borrower, NCL Corporation Ltd., as guarantor, NCL International, Ltd., as shareholder, Norwegian Cruise Line Holdings Ltd., as the holding, NCL (Bahamas) Ltd., as charterer, and Crédit Agricole Corporate and Investment Bank, as agent (incorporated herein by reference to Exhibit 10.29 to Norwegian Cruise Line Holdings Ltd.’s Form 10-K filed on February 27, 2025 (File No. 001-35784))

10.10

Supplemental Agreement, dated January 31, 2025, among Leonardo Two, Ltd., as borrower, NCL Corporation Ltd., as guarantor, NCL International, Ltd., as shareholder, Norwegian Cruise Line Holdings Ltd., as the holding, NCL (Bahamas) Ltd., as charterer, and Crédit Agricole Corporate and Investment Bank, as agent (incorporated herein by reference to Exhibit 10.33 to Norwegian Cruise Line Holdings Ltd.’s Form 10-K filed on February 27, 2025 (File No. 001-35784))

10.11

Supplemental Agreement, dated January 31, 2025, among Leonardo Three, Ltd., as borrower, NCL Corporation Ltd., as guarantor, NCL International, Ltd., as shareholder, Norwegian Cruise Line Holdings Ltd., as the holding, and BNP Paribas S.A., as facility agent (incorporated herein by reference to Exhibit 10.36 to Norwegian Cruise Line Holdings Ltd.’s Form 10-K filed on February 27, 2025 (File No. 001-35784))#

10.12

Supplemental Agreement, dated January 31, 2025, among Leonardo Four, Ltd., as borrower, NCL Corporation Ltd., as guarantor, NCL International, Ltd., as shareholder, Norwegian Cruise Line Holdings Ltd., as the holding, and BNP Paribas S.A., as facility agent (incorporated herein by reference to Exhibit 10.39 to Norwegian Cruise Line Holdings Ltd.’s Form 10-K filed on February 27, 2025 (File No. 001-35784))#

10.13

Supplemental Agreement, dated January 31, 2025, among Leonardo Five, Ltd., as borrower, NCL Corporation Ltd., as guarantor, NCL International, Ltd, as shareholder, Norwegian Cruise Line Holdings Ltd., as the holding, and BNP Paribas S.A., as facility agent (incorporated herein by reference to Exhibit 10.42 to Norwegian Cruise Line Holdings Ltd.’s Form 10-K filed on February 27, 2025 (File No. 001-35784))#

10.14

Supplemental Agreement, dated January 31, 2025, among Leonardo Six, Ltd., as borrower, NCL Corporation Ltd., as guarantor, NCL International, Ltd., as shareholder, Norwegian Cruise Line Holdings Ltd., as the holding, and BNP Paribas S.A., as facility agent (incorporated herein by reference to Exhibit 10.45 to Norwegian Cruise Line Holdings Ltd.’s Form 10-K filed on February 27, 2025 (File No. 001-35784))#

10.15

Supplemental Agreement, dated January 31, 2025, among Explorer III New Build, LLC, as borrower, NCL Corporation Ltd., as guarantor, Seven Seas Cruises Ltd., as shareholder and charterer, Norwegian Cruise Line Holdings Ltd., as the holding, and BNP Paribas S.A., as facility agent (incorporated herein by reference to Exhibit 10.51 to Norwegian Cruise Line Holdings Ltd.’s Form 10-K filed on February 27, 2025 (File No. 001-35784))

10.16

Supplemental Agreement, dated January 31, 2025, among O Class Plus One, LLC, as borrower, NCL Corporation Ltd., as guarantor, Oceania Cruises Ltd., as shareholder and charterer, Norwegian Cruise Line Holdings Ltd., as the holding, and BNP Paribas S.A., as facility agent (incorporated herein by reference to Exhibit 10.55 to Norwegian Cruise Line Holdings Ltd.’s Form 10-K filed on February 27, 2025 (File No. 001-35784))

10.17

Supplemental Agreement, dated January 31, 2025, among O Class Plus Two, LLC, as borrower, NCL Corporation Ltd., as guarantor, Oceania Cruises Ltd., as shareholder, Norwegian Cruise Line Holdings Ltd., as the holding, and BNP Paribas S.A., as facility agent (incorporated herein by reference to Exhibit 10.59 to Norwegian Cruise Line Holdings Ltd.’s Form 10-K filed on February 27, 2025 (File No. 001-35784))#

10.18*

Supplemental Agreement, dated March 11, 2025 among Leonardo Three, Ltd., as borrower, NCL Corporation Ltd., as guarantor, NCL International, Ltd., as shareholder, Norwegian Cruise Line Holdings Ltd., as the holding, NCL (Bahamas) Ltd. as charterer, and BNP Paribas S.A., as agent, SACE agent and security trustee.

10.19*

Supplemental Agreement, dated March 11, 2025 among Leonardo Four, Ltd., as borrower, NCL Corporation Ltd., as guarantor, NCL International, Ltd., as shareholder, Norwegian Cruise Line Holdings Ltd., as the holding, NCL (Bahamas) Ltd. as charterer, and BNP Paribas S.A., as agent, SACE agent and security trustee.#

10.20*

Supplemental Agreement, dated March 11, 2025 among Leonardo Five, Ltd., as borrower, NCL Corporation Ltd., as guarantor, NCL International, Ltd., as shareholder, Norwegian Cruise Line Holdings Ltd., as the holding, NCL (Bahamas) Ltd. as charterer, and BNP Paribas S.A., as agent, Crédit Agricole Corporate and Investment Bank as SACE agent and HSBC Corporate Trustee Company (UK) Limited as security trustee.#

10.21*

Supplemental Agreement, dated March 11, 2025 among Leonardo Six, Ltd., as borrower, NCL Corporation Ltd., as guarantor, NCL International, Ltd., as shareholder, Norwegian Cruise Line Holdings Ltd., as the holding, NCL (Bahamas) Ltd. as charterer, and BNP Paribas S.A., as agent, Crédit Agricole Corporate and Investment Bank as SACE agent and HSBC Corporate Trustee Company (UK) Limited as security trustee.#

10.22

Directors’ Compensation Policy (effective January 1, 2025) (incorporated herein by reference to Exhibit 10.76 to Norwegian Cruise Line Holdings Ltd.’s Form 10-K filed on February 27, 2025 (File No. 001-35784))+

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

The following unaudited consolidated financial statements from Norwegian Cruise Line Holdings Ltd.’s Quarterly Report on Form 10‑Q for the quarterly period ended March 31, 2025, formatted in Inline XBRL:

(i) the Consolidated Statements of Operations for the three months ended March 31, 2025 and 2024;

(ii) the Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2025 and 2024;

(iii) the Consolidated Balance Sheets as of March 31, 2025 and December 31, 2024;

(iv) the Consolidated Statements of Cash Flows for the three months ended March 31, 2025 and 2024;

(v) the Consolidated Statements of Changes in Shareholders’ Equity for the three months ended March 31, 2025 and 2024; and

(vi) the Notes to the Consolidated Financial Statements.

104*

The cover page from Norwegian Cruise Line Holdings Ltd.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, formatted in Inline XBRL and included in the interactive data files submitted as Exhibit 101.

† Agreement restates previous versions of agreement.

# Certain portions of this document that constitute confidential information have been redacted in accordance with Regulation S-K Item 601(b)(10).

+ Management contract or compensatory plan.

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

Dated: May 5, 2025