Form 10-Q
period 2026-09-30
Norwegian Cruise Line Holdings Ltd.
filed 2026-10-29
CIK 1513761

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

There were 459,275,445 ordinary shares outstanding as of October 22, 2026.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Norwegian Cruise Line Holdings Ltd.

Consolidated Statements of Operations

(Unaudited)

(in thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Revenue
Passenger ticket	$1,945,639	$2,049,959	$5,217,798	$5,177,628
Onboard and other	1,001,124	888,183	2,700,730	2,405,564
Total revenue	2,946,763	2,938,142	7,918,528	7,583,192
Cruise operating expense
Commissions, transportation and other	547,675	521,981	1,429,948	1,405,159
Onboard and other	236,180	222,002	579,494	548,544
Payroll and related	390,315	355,396	1,165,104	1,036,033
Fuel	195,733	175,913	584,043	508,304
Food	92,043	81,866	260,047	238,777
Other	205,722	197,701	613,721	578,827
Total cruise operating expense	1,667,668	1,554,859	4,632,357	4,315,644
Other operating expense
Marketing, general and administrative	367,118	383,002	1,246,003	1,167,432
Depreciation and amortization	287,703	250,832	819,624	725,889
Total other operating expense	654,821	633,834	2,065,627	1,893,321
Operating income	624,274	749,449	1,220,544	1,374,227
Non-operating income (expense)
Interest expense, net	(170,544)	(328,816)	(507,418)	(783,470)
Other income (expense), net	30,901	13,003	105,121	(167,927)
Total non-operating income (expense)	(139,643)	(315,813)	(402,297)	(951,397)
Net income before income taxes	484,631	433,636	818,247	422,830
Income tax benefit (expense)	6,834	(14,341)	437	(13,838)
Net income	$491,465	$419,295	$818,684	$408,992
Weighted-average shares outstanding
Basic	459,221,105	450,996,955	458,345,947	446,279,721
Diluted	460,423,326	495,727,378	463,719,391	505,317,442
Earnings per share
Basic	$1.07	$0.93	$1.79	$0.92
Diluted	$1.07	$0.86	$1.77	$0.87

The accompanying notes are an integral part of these consolidated financial statements.

Norwegian Cruise Line Holdings Ltd.

Consolidated Statements of Comprehensive Income

(Unaudited)

(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Net income	$491,465	$419,295	$818,684	$408,992
Other comprehensive income:
Shipboard Retirement Plan	43	16	128	48
Cash flow hedges:
Net unrealized gain	112,951	43	168,897	52,944
Amount realized and reclassified into earnings	(48,715)	8,807	(84,953)	23,924
Total other comprehensive income	64,279	8,866	84,072	76,916
Total comprehensive income	$555,744	$428,161	$902,756	$485,908

The accompanying notes are an integral part of these consolidated financial statements.

Norwegian Cruise Line Holdings Ltd.

Consolidated Balance Sheets

(Unaudited)

(in thousands, except share data)

	September 30,	December 31,
	2026	2025
Assets
Current assets:
Cash and cash equivalents	$256,508	$209,893
Accounts receivable, net	241,186	291,659
Inventories	187,700	138,181
Prepaid expenses and other assets	608,366	498,808
Total current assets	1,293,760	1,138,541
Property and equipment, net	20,364,242	19,068,807
Goodwill	135,764	135,764
Trade names	500,525	500,525
Other long-term assets	1,718,818	1,697,764
Total assets	$24,013,109	$22,541,401
Liabilities and shareholders’ equity
Current liabilities:
Current portion of long-term debt	$1,134,959	$875,899
Accounts payable	177,965	169,655
Accrued expenses and other liabilities	1,295,194	1,206,430
Advance ticket sales	3,141,976	3,200,593
Total current liabilities	5,750,094	5,452,577
Long-term debt	13,951,544	13,730,277
Other long-term liabilities	1,162,523	1,148,659
Total liabilities	20,864,161	20,331,513
Commitments and contingencies (Note 10)
Shareholders’ equity:
Ordinary shares, $0.001 par value; 980,000,000 shares authorized; 459,272,300 shares issued and outstanding at September 30, 2026 and 455,257,489 shares issued and outstanding at December 31, 2025	459	455
Additional paid-in capital	8,263,732	8,227,432
Accumulated other comprehensive income (loss)	(367,293)	(451,365)
Accumulated deficit	(4,747,950)	(5,566,634)
Total shareholders’ equity	3,148,948	2,209,888
Total liabilities and shareholders’ equity	$24,013,109	$22,541,401

The accompanying notes are an integral part of these consolidated financial statements.

Norwegian Cruise Line Holdings Ltd.

Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Nine Months Ended
	September 30,
	2026	2025
Cash flows from operating activities
Net income	$818,684	$408,992
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	885,786	787,760
Loss on extinguishment of debt	—	272,085
Share-based compensation expense	67,420	64,598
Net foreign currency adjustments on euro-denominated debt	(90,113)	133,260
Other, net	6,780	(1,922)
Changes in operating assets and liabilities:
Accounts receivable, net	42,669	(32,046)
Inventories	(53,394)	(6,322)
Prepaid expenses and other assets	(19,689)	13,360
Accounts payable	30,353	49,584
Accrued expenses and other liabilities	54,461	(72,590)
Advance ticket sales	(36,597)	13,877
Net cash provided by operating activities	1,706,360	1,630,636
Cash flows from investing activities
Additions to property and equipment, net	(2,292,043)	(2,821,959)
Proceeds from sale of ships	104,995	—
Other, net	(7,591)	(9,587)
Net cash used in investing activities	(2,194,639)	(2,831,546)
Cash flows from financing activities
Repayments of long-term debt	(1,894,036)	(7,723,694)
Proceeds from long-term debt	2,487,283	9,225,819
Common share issuance proceeds, net	—	145,272
Net share settlement of restricted share units	(31,105)	(23,824)
Early redemption premium	—	(238,126)
Deferred financing fees and other	(27,248)	(208,501)
Net cash provided by financing activities	534,894	1,176,946
Net increase (decrease) in cash and cash equivalents	46,615	(23,964)
Cash and cash equivalents at beginning of period	209,893	190,765
Cash and cash equivalents at end of period	$256,508	$166,801

The accompanying notes are an integral part of these consolidated financial statements.

Norwegian Cruise Line Holdings Ltd.

Consolidated Statements of Changes in Shareholders’ Equity

(Unaudited)

(in thousands)

	Three Months Ended September 30, 2026
			Accumulated
		Additional	Other		Total
	Ordinary	Paid-in	Comprehensive	Accumulated	Shareholders’
	Shares	Capital	Income (Loss)	Deficit	Equity
Balance, June 30, 2026	$459	$8,243,394	$(431,572)	$(5,239,415)	$2,572,866
Share-based compensation	—	21,321	—	—	21,321
Net share settlement of restricted share units	—	(983)	—	—	(983)
Other comprehensive income, net	—	—	64,279	—	64,279
Net income	—	—	—	491,465	491,465
Balance, September 30, 2026	$459	$8,263,732	$(367,293)	$(4,747,950)	$3,148,948

	Nine Months Ended September 30, 2026
			Accumulated
		Additional	Other		Total
	Ordinary	Paid-in	Comprehensive	Accumulated	Shareholders’
	Shares	Capital	Income (Loss)	Deficit	Equity
Balance, December 31, 2025	$455	$8,227,432	$(451,365)	$(5,566,634)	$2,209,888
Share-based compensation	—	67,420	—	—	67,420
Issuance of shares under employee-related plans	4	(4)	—	—	—
Net share settlement of restricted share units	—	(31,105)	—	—	(31,105)
Other	—	(11)	—	—	(11)
Other comprehensive income, net	—	—	84,072	—	84,072
Net income	—	—	—	818,684	818,684
Balance, September 30, 2026	$459	$8,263,732	$(367,293)	$(4,747,950)	$3,148,948

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

1.   Description of Business and Organization

We are a leading global cruise company, which operates the Norwegian Cruise Line, Oceania Cruises and Regent Seven Seas Cruises brands. As of September 30, 2026, we had a combined fleet of 33 ships with approximately 72,000 Berths. The decrease in ships from June 30, 2026 is due to two ships, Norwegian Sky and Oceania Regatta, commencing long-term charters to third parties. The Company has orders for 16 additional ships to be delivered from 2026 through 2037.

We have two Prima Class Ships on order with currently scheduled delivery dates in 2027 and 2028. We also have orders for three new classes of ships: five Sonata Class Ships with deliveries currently scheduled from 2027 through 2037, four Prestige Class Ships with deliveries currently scheduled from 2026 through 2036 and five Norwegian Cruise Line ships with deliveries currently scheduled from 2030 through 2037. The orders for the Prestige Class Ship to be delivered in 2036 and the Sonata Class Ship and Norwegian Cruise Line ship each to be delivered in 2037 will be effective upon financing.

2.   Summary of Significant Accounting Policies

Liquidity

As of September 30, 2026, we had liquidity of approximately $1.4 billion, including cash and cash equivalents of $256.5 million and $1.1 billion available under our Revolving Loan Facility. We believe that we have sufficient liquidity to fund our obligations and expect to remain in compliance with our financial covenants for at least the next twelve months from the issuance of these financial statements.

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

A reconciliation between basic and diluted EPS was as follows (in thousands, except share and per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Net income	$491,465	$419,295	$818,684	$408,992
Effect of dilutive securities - exchangeable notes	—	7,287	1,576	32,056
Net income and assumed conversion of exchangeable notes - Diluted EPS	$491,465	$426,582	$820,260	$441,048
Basic weighted-average shares outstanding	459,221,105	450,996,955	458,345,947	446,279,721
Dilutive effect of share awards	1,202,221	4,230,422	1,903,819	3,630,304
Dilutive effect of exchangeable notes	—	40,500,001	3,469,625	55,407,417
Diluted weighted-average shares outstanding	460,423,326	495,727,378	463,719,391	505,317,442
Basic EPS	$1.07	$0.93	$1.79	$0.92
Diluted EPS	$1.07	$0.86	$1.77	$0.87

Each exchangeable note (see Note 7 – “Long-Term Debt”) is individually evaluated for its dilutive or anti-dilutive impact on EPS as determined under the if-converted method. Only the interest expense and weighted average shares for exchangeable notes that are dilutive are included in the effect of dilutive securities. For the 2030 0.875% Exchangeable Notes and 2030 0.750% Exchangeable Notes, we are required to settle the principal amount in cash and have the option to settle the conversion spread in cash or shares. If the conversion value of the 2030 0.875% Exchangeable Notes and 2030 0.750% Exchangeable Notes does not exceed their conversion price for a reporting period, then the shares underlying the notes will not be reflected in the Company’s calculation of diluted EPS. For the three and nine months ended September 30, 2026 and 2025, the price of NCLH’s ordinary shares did not exceed the conversion price, and therefore, there was no impact to diluted EPS. Share awards are evaluated for a dilutive or anti-dilutive impact on EPS using the treasury stock method. For the three months ended September 30, 2026 and 2025, a total of 1.2 million and 0.3 million shares, respectively, and for the nine months ended September 30, 2026 and 2025, a total of 3.1 million and 2.6 million shares, respectively, have been excluded from diluted weighted-average shares outstanding because the effect of including them would have been anti-dilutive.

Segment Reporting

The below table includes our calculation of adjusted operating income, our significant segment expenses therein, and a reconciliation of adjusted operating income to net income before income taxes (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Total revenue	$2,946,763	$2,938,142	$7,918,528	$7,583,192
Cruise operating expense
Commissions, transportation and other	547,675	521,981	1,429,948	1,405,159
Onboard and other	236,180	222,002	579,494	548,544
Adjusted payroll and related (1)	383,914	349,355	1,146,667	1,018,655
Fuel	195,733	175,913	584,043	508,304
Food	92,043	81,866	260,047	238,777
Other	205,722	197,701	613,721	578,827
Adjusted total cruise operating expense	1,661,267	1,548,818	4,613,920	4,298,266
Other operating expense
Adjusted marketing, general and administrative (2)	348,724	370,072	1,169,424	1,118,554
Adjusted depreciation and amortization (3)	270,878	250,832	802,799	725,889
Adjusted total other operating expense	619,602	620,904	1,972,223	1,844,443
Adjusted operating income	$665,894	$768,420	$1,332,385	$1,440,483

Adjusted operating income	$665,894	$768,420	$1,332,385	$1,440,483
Non-cash compensation, severance, professional advisory fees and loss on ship disposal (4)	(41,620)	(18,971)	(111,841)	(66,256)
Interest expense, net	(170,544)	(328,816)	(507,418)	(783,470)
Other income (expense), net	30,901	13,003	105,121	(167,927)
Net income before income taxes	$484,631	$433,636	$818,247	$422,830
(1)	Excludes non-cash share-based compensation expenses related to equity awards for shipboard officers (see Note 9 – “Employee Benefits and Share-Based Compensation”) and non-cash deferred compensation expenses related to the Shipboard Retirement Plan as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Service cost	$614	$553	$1,842	$1,658

(2)	Excludes non-cash share-based compensation expenses related to equity awards for corporate employees (see Note 9 – “Employee Benefits and Share-Based Compensation”), professional advisory fees incurred related to activist investor activities and the cash portion of our restructuring costs related to certain employee terminations as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Professional advisory fees	$150	$—	$5,392	$—
Severance costs and other fees	2,710	—	20,362	—

(3)	Excludes the loss related to the disposal of Oceania Sirena as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Loss on ship disposal	$16,825	$—	$16,825	$—

(4)	Includes, in aggregate, the adjustments noted above.

Foreign Currency

The majority of our transactions are settled in U.S. dollars. We remeasure assets and liabilities denominated in foreign currencies at exchange rates in effect at the balance sheet date. The resulting gains or losses are recognized in our consolidated statements of operations within other income (expense), net. We recognized gains of $19.9 million and $6.8 million for the three months ended September 30, 2026 and 2025, respectively, and a gain of $94.7 million and a loss of $174.2 million for the nine months ended September 30, 2026 and 2025, respectively, related to remeasurement of assets and liabilities denominated in foreign currencies. Remeasurements of foreign currency related to operating activities are recognized within changes in operating assets and liabilities in the consolidated statements of cash flows.

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

In September 2025, the FASB issued ASU No. 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software (“ASU 2025-06”), which removes the prescriptive software development stages and replaces them with a probable-to-complete recognition threshold. These changes also apply to website development costs. The amendments in this update are effective for annual reporting periods beginning after December 15, 2027 and interim reporting periods within those annual reporting periods. Early adoption is permitted as of the beginning of an annual reporting period. The update may be applied using a prospective, modified or retrospective transition approach. We will evaluate the impact of ASU 2025-06 on our consolidated financial statements.

In November 2025, the FASB issued ASU No. 2025-09, Derivatives and Hedging (Topic 815): Hedge Accounting Improvements (“ASU 2025-09”), which updates the guidance to more closely align hedge accounting with the economics of an entity’s risk management activities. Among other things, ASU 2025-09 expands the hedged risks permitted to be aggregated in a group of individual forecasted transactions in a cash flow hedge by allowing similar risks instead of shared risks and expands hedge accounting for forecasted purchases of nonfinancial assets (for example, fuel) by permitting hedge accounting for eligible components of forecasted transactions and subcomponents of explicitly referenced components in an agreement’s pricing formula. The amendments in this update are effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods within those annual reporting periods. Early adoption is permitted. The update shall be applied on a prospective basis; however, upon adoption, entities are permitted to modify certain critical terms of certain existing hedging relationships without dedesignating the hedge. We are evaluating the impact of ASU 2025-09 on our consolidated financial statements.

In May 2026, the FASB issued ASU No. 2026-02, Environmental Credits and Environmental Credit Obligations (Topic 818) (“ASU 2026-02”), which establishes guidance for the accounting and disclosure of environmental credits. The amendments in this update are effective for annual reporting periods beginning after December 15, 2027 and interim reporting periods within those annual reporting periods. Early adoption is permitted as of the beginning of an annual reporting period. The update must be applied on a retrospective basis through a cumulative-effect adjustment to the opening balance of retained earnings (accumulated deficit) as of the beginning of the annual reporting period of adoption. We are evaluating the impact of ASU 2026-02 on our consolidated financial statements.

3.   Revenue Recognition

Disaggregation of Revenue

Revenue and cash flows are affected by economic factors in various geographical regions. Revenues by destination were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
North America	$1,672,551	$1,463,030	$4,991,710	$4,200,677
Europe	1,257,946	1,349,391	2,104,919	2,386,471
Asia-Pacific	12,442	124,830	588,235	763,563
Other	3,824	891	233,664	232,481
Total revenue	$2,946,763	$2,938,142	$7,918,528	$7,583,192

North America includes the U.S., the Caribbean, Canada and Mexico. Europe includes the Baltic region, Canary Islands and Mediterranean. Asia-Pacific includes Australia, New Zealand and Asia. Other includes all other international territories as well as bareboat charter revenue.

Geographic Concentration

Although we sell cruises on an international basis, our passenger ticket revenue is primarily attributed to U.S.-sourced guests who make reservations through the U.S. Our revenue attributable to U.S.-sourced guests has approximated 84% of total revenue over the preceding three fiscal years. No other individual country’s revenues exceed 10% in any given period.

Contract Balances

Receivables from customers are included within accounts receivable, net. As of September 30, 2026 and December 31, 2025, our receivables from customers were $98.8 million and $102.3 million, respectively, primarily related to in-transit credit card receivables.

Our contract liabilities are included within advance ticket sales. As of September 30, 2026 and December 31, 2025, our contract liabilities were $2.2 billion and $2.3 billion, respectively. Of the amounts included within contract liabilities as of September 30, 2026, approximately 45% were refundable in accordance with our cancellation policies. Of the deposits included within advance ticket sales, the majority are refundable in accordance with our cancellation policies, and it is uncertain to what extent guests may request refunds. For the nine months ended September 30, 2026, $2.2 billion of revenue recognized was included in the contract liability balance at the beginning of the period.

4.   Leases

Operating Leases - Lessee

Operating lease balances were as follows (in thousands):

	Balance Sheet location	September 30, 2026	December 31, 2025
Operating leases
Right-of-use assets	Other long-term assets	$1,128,432	$1,089,709
Current operating lease liabilities	Accrued expenses and other liabilities	34,192	32,064
Non-current operating lease liabilities	Other long-term liabilities	906,131	897,899

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

In September 2026, a bareboat charter for Norwegian Sky commenced. The bareboat charter has a term of 10 years and has fixed payments of $15.3 million for the first two years and $13.3 million each year thereafter.

5.   Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) for the nine months ended September 30, 2026 was as follows (in thousands):

	Nine Months Ended September 30, 2026
				Change
	Accumulated	Change		Related to
	Other	Related to		Shipboard
	Comprehensive	Cash Flow		Retirement
	Income (Loss)	Hedges		Plan
Accumulated other comprehensive income (loss) at beginning of period	$(451,365)	$(457,603)		$6,238
Current period other comprehensive income before reclassifications	168,897	168,897		—
Amounts reclassified into earnings	(84,825)	(84,953)	(1)	128	(2)
Accumulated other comprehensive income (loss) at end of period	$(367,293)	$(373,659)	(3)	$6,366

Accumulated other comprehensive income (loss) for the nine months ended September 30, 2025 was as follows (in thousands):

	Nine Months Ended September 30, 2025
				Change
	Accumulated	Change		Related to
	Other	Related to		Shipboard
	Comprehensive	Cash Flow		Retirement
	Income (Loss)	Hedges		Plan
Accumulated other comprehensive income (loss) at beginning of period	$(507,039)	$(514,243)		$7,204
Current period other comprehensive income before reclassifications	52,944	52,944		—
Amounts reclassified into earnings	23,972	23,924	(1)	48	(2)
Accumulated other comprehensive income (loss) at end of period	$(430,123)	$(437,375)		$7,252
(1)	We refer you to Note 8 – “Fair Value Measurements and Derivatives” for the affected line items in the consolidated statements of operations.
(2)	Amortization of prior-service cost and actuarial loss reclassified to other income (expense), net.
(3)	Includes $101.6 million of gains expected to be reclassified into earnings in the next 12 months.

6.Property and Equipment, Net

Property and equipment, net increased $1.3 billion for the nine months ended September 30, 2026 primarily due to the delivery of Norwegian Luna, partially offset by the sale of Oceania Sirena.

7.   Long-Term Debt

In March 2026, we took delivery of Norwegian Luna. We had export credit financing in place for 80% of the contract price. The associated €1.0 billion term loan bears interest at a fixed rate of 1.91% per annum with a maturity date of February 25, 2038. Principal and interest payments are payable semiannually.

In October 2026, NCLC issued $950.0 million aggregate principal amount of 8.750% senior unsecured notes due October 15, 2031 (the “2031 Notes”). NCLC may, at its option, redeem the 2031 Notes, in whole or in part, (i) prior to October 15, 2028 (the “First Call Date”), at a redemption price equal to 100% of the principal amount of the 2031 Notes to be redeemed plus an applicable “make-whole” amount, plus accrued and unpaid interest and additional amounts, if any, to, but excluding, the redemption date, and (ii) on or after the First Call Date, at the redemption prices set forth in the indenture for the 2031 Notes, plus accrued and unpaid interest and additional amounts, if any, to, but excluding, the redemption date. In addition, at any time and from time to time prior to the First Call Date, NCLC may redeem up to 40% of the aggregate principal amount of the 2031 Notes with the net proceeds of certain equity offerings at a redemption price equal to 108.750% of the principal amount of the 2031 Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date, so long as at least 60% of the aggregate principal amount of the 2031 Notes issued remains outstanding following such redemption. The 2031 Notes pay interest at 8.750% per annum, semiannually in arrears on April 15 and October 15 of each year, to holders of record at the close of business on the immediately preceding April 1 and October 1, respectively. The indenture for the 2031 Notes contains covenants that limit the ability of NCLC and its restricted subsidiaries to, among other things: (i) create liens on certain assets to secure debt; (ii) enter into sale leaseback transactions; and (iii) consolidate, merge, sell or otherwise dispose of all or substantially all of their assets.

The net proceeds from the issuance of the 2031 Notes, together with cash on hand, were used to (i) redeem all of the outstanding 6.125% senior notes due 2028, (ii) repay $380.0 million of outstanding borrowings under the Revolving Loan Facility and (iii) prepay approximately $42.2 million of outstanding borrowings under our export-credit backed financing facilities, in each case, together with any accrued and unpaid interest thereon, and to pay any related transaction premiums, fees and expenses.

Concurrently with the above October 2026 transactions, NCLC entered into a third amendment to the Revolving Loan Facility, which increased the aggregate amount of commitments under the Revolving Loan Facility from approximately $2.5 billion to approximately $2.8 billion. The amendment also modified certain existing financial covenant definitions and the related collateral.

Exchangeable Notes

The following is a summary of NCLC’s exchangeable notes as of September 30, 2026 (in thousands):

		Unamortized
	Principal	Deferred	Net Carrying	Fair Value
	Amount	Financing Fees	Amount	Amount	Leveling
2027 1.125% Exchangeable Notes (1)	$192,037	$(377)	$191,660	$188,106	Level 2
2027 2.5% Exchangeable Notes (1)	24,138	(52)	24,086	23,765	Level 2
2030 0.875% Exchangeable Notes	353,876	(2,349)	351,527	314,107	Level 2
2030 0.750% Exchangeable Notes	1,407,000	(21,416)	1,385,584	1,140,824	Level 2
(1)	Classified within current portion of long-term debt as of September 30, 2026. Additionally, in May 2026, NCLC elected to irrevocably fix the settlement method to cash settlement for all exchanges of the 2027 1.125% Exchangeable Notes and 2027 2.5% Exchangeable Notes, pursuant to the applicable indentures.

The following is a summary of NCLC’s exchangeable notes as of December 31, 2025 (in thousands):

		Unamortized
	Principal	Deferred	Net Carrying	Fair Value
	Amount	Financing Fees	Amount	Amount	Leveling
2027 1.125% Exchangeable Notes	$192,037	$(1,097)	$190,940	$190,988	Level 2
2027 2.5% Exchangeable Notes	24,138	(149)	23,989	24,285	Level 2
2030 0.875% Exchangeable Notes	353,876	(2,829)	351,047	387,692	Level 2
2030 0.750% Exchangeable Notes	1,407,000	(25,139)	1,381,861	1,354,111	Level 2

The following provides a summary of the interest expense of NCLC’s exchangeable notes (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Coupon interest	$4,103	$6,806	$12,251	$27,611
Amortization of deferred financing fees	1,792	2,237	5,218	7,058
Total	$5,895	$9,043	$17,469	$34,669

As of September 30, 2026, the effective interest rate is 1.64%, 3.06%, 1.07% and 1.14% for the 2027 1.125% Exchangeable Notes, 2027 2.5% Exchangeable Notes, 2030 0.875% Exchangeable Notes and 2030 0.750% Exchangeable Notes, respectively.

Debt Repayments

The following are scheduled principal repayments on our long-term debt including exchangeable notes and finance lease obligations as of September 30, 2026 (in thousands):

Year	Amount
Remainder of 2026	$238,600
2027	1,105,695
2028	1,346,141
2029	1,370,035
2030	4,134,290
2031	1,875,062
Thereafter	5,428,176
Total	$15,497,999

Debt Covenants

As of September 30, 2026, we were in compliance with all of our debt covenants. If we do not continue to remain in compliance with our covenants, we would have to seek additional amendments to or waivers of the covenants. However, no assurances can be made that such amendments or waivers would be approved by our lenders. Generally, if an event of default under any debt agreement occurs, then pursuant to cross default and/or cross acceleration clauses, substantially all of our outstanding debt and derivative contract payables could become due, and all debt and derivative contracts could be terminated, which would have a material adverse impact on our operations and liquidity.

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

As of September 30, 2026, we had fuel swaps designated as hedges, which are used to mitigate the financial impact of volatility of fuel prices pertaining to approximately 475 thousand metric tons of our projected fuel purchases, maturing through December 31, 2027.

As of September 30, 2026, we also had fuel swaps pertaining to approximately 30 thousand metric tons of our projected fuel purchases which were not designated as cash flow hedges maturing through December 31, 2027.

As of September 30, 2026, we had foreign currency forwards and collars designated as hedges, which were used to mitigate the financial impact of volatility in foreign currency exchange rates related to our ship construction contracts denominated in euros. The notional amount of these foreign currency contracts was €2.9 billion, or $3.3 billion based on the euro/U.S. dollar exchange rate as of September 30, 2026.

As of September 30, 2026, we also had foreign currency forwards not designated as hedges, which were used to mitigate the financial impact of volatility in foreign currency exchange rates related to principal and interest of debt denominated in euros. The notional amount of these foreign currency contracts was €286.8 million, or $324.9 million based on the euro/U.S. dollar exchange rate as of September 30, 2026.

The derivatives measured at fair value and the respective location in the consolidated balance sheets include the following (in thousands):

		Assets		Liabilities
		September 30,	December 31,	September 30,	December 31,
	Balance Sheet Location	2026	2025	2026	2025
Derivative Contracts Designated as Hedging Instruments

Fuel contracts
	Prepaid expenses and other assets	$111,333	$—	$—	$—
	Other long-term assets	25,848	—	—	—
	Accrued expenses and other liabilities	—	116	—	16,302
	Other long-term liabilities	—	—	—	7,829
Foreign currency contracts
	Prepaid expenses and other assets	—	33,307	—	—
	Accrued expenses and other liabilities	—	—	73,496	2,434
Total derivatives designated as hedging instruments		$137,181	$33,423	$73,496	$26,565

Derivative Contracts Not Designated as Hedging Instruments

Fuel contracts
	Prepaid expenses and other assets	$10,884	$—	$—	$—
	Other long-term assets	1,285	—	—	—
	Accrued expenses and other liabilities	—	—	—	1,024
	Other long-term liabilities	—	—	—	114
Foreign currency contracts
	Accrued expenses and other liabilities	—	—	7,986	594
	Other long-term liabilities	—	—	119	—
Total derivatives not designated as hedging instruments		$12,169	$—	$8,105	$1,732
Total derivatives		$149,350	$33,423	$81,601	$28,297

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

The gross and net amounts recognized within assets and liabilities include the following (in thousands):

		Gross		Gross
	Gross	Amounts	Total Net	Amounts
September 30, 2026	Amounts	Offset	Amounts	Not Offset	Net Amounts
Assets	$149,350	$—	$149,350	$(149,350)	$—
Liabilities	81,601	—	81,601	(81,601)	—

		Gross		Gross
	Gross	Amounts	Total Net	Amounts
December 31, 2025	Amounts	Offset	Amounts	Not Offset	Net Amounts
Assets	$33,307	$—	$33,307	$(33,307)	$—
Liabilities	28,297	(116)	28,181	(3,028)	25,153

The effects of cash flow hedge accounting on accumulated other comprehensive income (loss) include the following (in thousands):

			Location of Gain
			(Loss) Reclassified
			from Accumulated	Amount of Gain (Loss) Reclassified
	Amount of Gain (Loss)		Other Comprehensive	from Accumulated Other
	Recognized in Other		Income (Loss) into	Comprehensive Income
Derivatives	Comprehensive Loss		Income (Expense)	(Loss) into Income (Expense)
	Three Months	Three Months		Three Months	Three Months
	Ended	Ended		Ended	Ended
	September 30, 2026	September 30, 2025		September 30, 2026	September 30, 2025
Fuel contracts	$152,759	$10,681	Fuel	$47,477	$(4,575)
Fuel contracts	—	—	Other income (expense), net	5,378	(114)
Foreign currency contracts	(39,808)	(10,638)	Depreciation and amortization	(4,140)	(4,118)
Total gain (loss) recognized in other comprehensive income (loss)	$112,951	$43		$48,715	$(8,807)

			Location of Gain
			(Loss) Reclassified
			from Accumulated	Amount of Gain (Loss) Reclassified
	Amount of Gain (Loss)		Other Comprehensive	from Accumulated Other
	Recognized in Other		Income (Loss) into	Comprehensive Income
Derivatives	Comprehensive Loss		Income (Expense)	(Loss) into Income (Expense)
	Nine Months	Nine Months		Nine Months	Nine Months
	Ended	Ended		Ended	Ended
	September 30, 2026	September 30, 2025		September 30, 2026	September 30, 2025
Fuel contracts	$283,532	$(5,915)	Fuel	$86,178	$(10,432)
Fuel contracts	—	—	Other income (expense), net	11,179	(1,135)
Foreign currency contracts	(114,635)	58,859	Depreciation and amortization	(12,404)	(12,357)
Total gain (loss) recognized in other comprehensive income (loss)	$168,897	$52,944		$84,953	$(23,924)

The effects of cash flow hedge accounting on the consolidated statements of operations include the following (in thousands):

	Three Months Ended September 30, 2026			Three Months Ended September 30, 2025
		Depreciation			Depreciation
		and	Other Income		and	Other Income
	Fuel	Amortization	(Expense), net	Fuel	Amortization	(Expense), net
Total amounts of income and expense line items presented in the consolidated statements of operations in which the effects of cash flow hedges are recorded	$195,733	$287,703	$30,901	$175,913	$250,832	$13,003

Amount of gain (loss) reclassified from accumulated other comprehensive income (loss) into income
Fuel contracts	47,477	—	—	(4,575)	—	—
Foreign currency contracts	—	(4,140)	—	—	(4,118)	—

Amount of loss reclassified from accumulated other comprehensive income (loss) into income as a result that a forecasted transaction is no longer probable of occurring
Fuel contracts	—	—	5,378	—	—	(114)

	Nine Months Ended September 30, 2026			Nine Months Ended September 30, 2025
		Depreciation			Depreciation
		and	Other Income		and	Other Income
	Fuel	Amortization	(Expense), net	Fuel	Amortization	(Expense), net
Total amounts of income and expense line items presented in the consolidated statements of operations in which the effects of cash flow hedges are recorded	$584,043	$819,624	$105,121	$508,304	$725,889	$(167,927)

Amount of gain (loss) reclassified from accumulated other comprehensive income (loss) into income
Fuel contracts	86,178	—	—	(10,432)	—	—
Foreign currency contracts	—	(12,404)	—	—	(12,357)	—

Amount of loss reclassified from accumulated other comprehensive income (loss) into income as a result that a forecasted transaction is no longer probable of occurring
Fuel contracts	—	—	11,179	—	—	(1,135)

Long-Term Debt

As of September 30, 2026 and December 31, 2025, the fair value of our long-term debt, including the current portion, was $13.9 billion and $14.1 billion, respectively, which was $1.6 billion and $0.9 billion lower, respectively, than the carrying values, excluding deferred financing costs. The difference between the fair value and carrying value of our long-term debt is due to our fixed and variable rate debt obligations carrying interest rates that are above or below market rates at the measurement dates. The fair value of our long-term revolving and term loan facilities was calculated based on estimated rates for the same or similar instruments with similar terms and remaining maturities. The fair value of our exchangeable notes considers observable risk-free rates; credit spreads of the same or similar instruments; and share prices, tenors, and historical and implied volatilities which are sourced from observable market data. The inputs are considered to be Level 2 in the fair value hierarchy. Market risk associated with our long-term variable rate debt is the potential increase in interest expense from an increase in interest rates or from an increase in share values.

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

The following is a summary of restricted share unit activity for the nine months ended September 30, 2026:

	Number of	Weighted-	Number of		Weighted-	Number of		Weighted-
	Time-Based	Average Grant	Performance-		Average Grant	Market-		Average Grant
	Awards	Date Fair Value	Based Awards		Date Fair Value	Based Awards		Date Fair Value
Non-vested as of January 1, 2026	8,537,656	$19.95	2,521,536		$19.97	—		$—
Granted	6,346,459	20.06	1,304,731	(1)	21.02	2,345,276	(1)	24.24
Vested	(4,719,880)	19.12	(579,244)		18.00	—		—
Forfeited or expired	(1,014,922)	20.38	(203,920)		17.21	—		—
Non-vested as of September 30, 2026	9,149,313	20.40	3,043,103		20.98	2,345,276		24.24
(1)	Number of PSUs and MSUs included assumes maximum achievement.

In February 2026, all 298,336 remaining outstanding share option awards with a weighted average exercise price of

$50.12 expired and were forfeited.

The compensation expense recognized for share-based compensation for the periods presented includes the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Payroll and related expense	$5,787	$5,488	$16,595	$15,720
Marketing, general and administrative expense	15,534	12,930	50,825	48,878
Total share-based compensation expense	$21,321	$18,418	$67,420	$64,598

10.   Commitments and Contingencies

Ship Construction Contracts

For the Norwegian brand, we have two Prima Class Ships on order, each at approximately 170,000 Gross Tons and from 3,880 to 3,920 Berths, with currently scheduled delivery dates in 2027 and 2028. For the Norwegian brand, we also have an order for five additional ships, each at approximately 227,000 Gross Tons and 5,000 Berths, with currently scheduled delivery dates from 2030 through 2037. For the Oceania Cruises brand, we have an order for five Sonata Class Ships, each at approximately 86,000 Gross Tons and 1,390 Berths, with currently scheduled delivery dates from 2027 through 2037. For the Regent Seven Seas Cruises brand, we have an order for four Prestige Class Ships, each at approximately 77,000 Gross Tons and 822 Berths, with currently scheduled delivery dates from 2026 through 2036. The orders for the Prestige Class Ship to be delivered in 2036 and the Sonata Class Ship and Norwegian Cruise Line ship each to be delivered in 2037 will be effective upon financing. The impacts of initiatives to improve environmental sustainability and modifications that NCLH plans to make to its newbuilds to improve their profitability and better space out the newbuilds, along with shipyard availability and/or other macroeconomic conditions and events, have resulted in us resetting delivery dates for certain expected ship deliveries. These and other impacts could result in additional delays in ship deliveries in the future, which may be prolonged.

As of September 30, 2026, the combined contract prices, including amendments and change orders, of the 13 ships on order that are effective were approximately €18.0 billion, or $20.4 billion based on the euro/U.S. dollar exchange rate as of September 30, 2026. For ships with effective orders, excluding the two Sonata Class Ships on order for Oceania Cruises with currently scheduled delivery in 2032 and 2035 and the Prestige Class Ship on order for Regent Seven Seas Cruises with currently scheduled delivery in 2033, we currently have obtained export credit financing which is expected to fund approximately 80% of the contract price of each ship as well as related financing premiums, subject to certain conditions. We do not anticipate any contractual breaches or cancellations to occur. However, if any such events were to occur, it could result in, among other things, the forfeiture of prior deposits or payments made by us and potential claims and impairment losses which may materially impact our business, financial condition and results of operations.

As of September 30, 2026, our minimum annual payments for non-cancelable ship construction contracts were as follows (in thousands):

Year	Amount
Remainder of 2026	$864,295
2027	2,495,105
2028	1,456,149
2029	1,266,516
2030	3,274,155
2031	262,887
Thereafter	9,802,067
Total minimum annual payments	$19,421,174

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

Helms-Burton Act

On August 27, 2019, a lawsuit was filed against Norwegian Cruise Line Holdings Ltd. in the United States District Court for the Southern District of Florida under Title III of the Cuban Liberty and Solidarity (Libertad) Act of 1996, also known as the Helms-Burton Act. The complaint, filed by Havana Docks Corporation (the “Havana Docks Matter”), alleges it holds an interest in the Havana Cruise Port Terminal, which was expropriated by the Cuban Government. The complaint further alleges that the Company “trafficked” in the property by embarking and disembarking passengers at the facility, as well as profiting from the Cuban Government’s possession of the property. The plaintiff seeks all available statutory remedies, including the value of the expropriated property, plus interest, treble damages, attorneys’ fees and costs. After various motions challenging the sufficiency of plaintiff’s complaint were resolved and voluminous discovery was completed, both sides filed motions for summary judgment. On March 21, 2022, the court issued an order granting plaintiff’s motion for summary judgment on the issue of liability and denying the Company’s cross-motion for summary judgment. The court scheduled a trial on determination of damages only for November 2022. The plaintiff elected to seek what the court ruled to be its baseline statutory damage amount, which was the amount of the certified claim plus interest, trebled and with attorneys’ fees. Given this, there was no fact issue to be tried, and the matter was removed from the trial calendar. On December 30, 2022, the court entered a final judgment of approximately $112.9 million and, on January 23, 2023, the Company filed a notice of appeal from that judgment. On April 12, 2023, the Company posted a sufficient supersedeas bond with the court to prevent any efforts by the plaintiff to collect on the judgment pending the appeal. On October 22, 2024, the Eleventh Circuit reversed the trial court in the pending matter and dismissed the claim. On March 6, 2025, the plaintiff filed a Petition for Writ of Certiorari with the Supreme Court of the United States seeking to overturn the Eleventh Circuit’s dismissal of the matter. On October 3, 2025, the plaintiff’s Petition for Writ of Certiorari was granted by the Supreme Court of the United States, and oral argument took place on February 23, 2026. On May 21, 2026, the Supreme Court of the United States reversed the Eleventh Circuit’s dismissal of the matter, and, on June 22, 2026, it remanded the matter to the Eleventh Circuit for further proceedings. Oral argument is scheduled to take place on January 19, 2027. We believe that the likelihood of loss related to this matter is reasonably possible but not probable at this time; therefore, no liability has been recorded.

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

Other Contingencies

The Company also has agreements with its credit card processors that govern the vast majority of advance ticket sales that are received by the Company relating to future voyages. These agreements allow the credit card processors to require, under certain circumstances, that the Company maintain a reserve which would be satisfied by posting collateral. Although the agreements vary, these requirements may generally be satisfied either through a percentage of customer payments withheld or providing cash funds directly to the card processor. As of September 30, 2026, the Company was not required to maintain any reserve funds.

11.   Other Income (Expense), Net

For the three and nine months ended September 30, 2026, other income (expense), net was income of $30.9 million and $105.1 million, respectively, and for the three and nine months ended September 30, 2025, other income (expense), net was income of $13.0 million and expense of $167.9 million, respectively, primarily due to net gains and losses on foreign currency remeasurements.

12.   Supplemental Cash Flow Information

For the nine months ended September 30, 2026 and 2025, we had non-cash investing activities consisting of changes in accruals related to additions of property and equipment of $99.6 million and $20.2 million, respectively.

13. Subsequent Event

In October 2026, we entered into a memorandum of agreement for the sale of Oceania Insignia. The terms of the memorandum stipulate that the closing of the sale will take place in September 2027.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Concerning Forward-Looking Statements

Some of the statements, estimates or projections contained in this report are “forward-looking statements” within the meaning of the U.S. federal securities laws intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical facts contained, or incorporated by reference, in this report, including, without limitation, our expectations regarding our results of operations, future financial position, including our liquidity requirements and future capital expenditures, plans, prospects, actions taken or strategies being considered with respect to our liquidity position, including with respect to refinancing, amending the terms of, or extending the maturity of our indebtedness, our ability to comply with covenants under our debt agreements, expectations regarding our exchangeable notes, valuation and appraisals of our assets, expectations regarding our deferred tax assets and valuation allowances, expected fleet additions and deliveries and ship sales, including expected timing and impact thereof, our expectations regarding the impact of macroeconomic conditions and recent global events, and expectations relating to our sustainability program, decarbonization efforts and alternative fuel sources and related regulation may be forward-looking statements. Many, but not all, of these statements can be found by looking for words like “expect,” “anticipate,” “goal,” “project,” “plan,” “believe,” “seek,” “will,” “may,” “forecast,” “estimate,” “intend,” “future” and similar words. Forward-looking statements do not guarantee future performance and may involve risks, uncertainties and other factors which could cause our actual results, performance or achievements to differ materially from the future results, performance or achievements expressed or implied in those forward-looking statements. Examples of these risks, uncertainties and other factors include, but are not limited to the impact of:

●	adverse general economic factors, such as fluctuating or increasing levels of interest rates, inflation, unemployment, underemployment, tariff increases and trade wars, the volatility of fuel prices, declines in the securities and real estate markets, and perceptions of these conditions that decrease the level of disposable income of consumers or consumer confidence;
●	our indebtedness and restrictions in the agreements governing our indebtedness that require us to maintain minimum levels of liquidity and be in compliance with maintenance covenants and otherwise limit our flexibility in operating our business, including the significant portion of assets that are collateral under these agreements;
●	our ability to work with lenders and others or otherwise pursue options to defer, renegotiate, refinance or restructure our existing debt profile, near-term debt amortization, newbuild-related payments and other obligations and to work with credit card processors to satisfy potential future demands for collateral on cash advanced from customers relating to future cruises;
●	our need for additional financing or financing to optimize our balance sheet, which may not be available on favorable terms, or at all, and our outstanding exchangeable notes and any future financing which may be dilutive to existing shareholders;
●	our ability to maintain and strengthen our brand;
●	shareholder activism and/or proxy contests;

●	the unavailability of ports of call and the impacts of port and destination fees and expenses;
●	future increases in the price of, or major changes, disruptions or reductions in, commercial airline services;
●	changes involving the tax and environmental regulatory regimes in which we operate, including new and existing regulations aimed at reducing greenhouse gas emissions;

●	the accuracy of any appraisals of our assets;
●	our success in controlling operating expenses and capital expenditures;
●	adverse events impacting the security of travel, or customer perceptions of the security of travel, such as terrorist acts, geopolitical conflict, armed conflict or threats thereof, acts of piracy, and other international events;
●	public health crises and their effect on the ability or desire of people to travel (including on cruises);
●	adverse incidents involving cruise ships;
●	breaches in data security or other disturbances to our information technology systems and other networks or our actual or perceived failure to comply with requirements regarding data privacy and protection;
●	changes in fuel prices and the type of fuel we are permitted to use and/or other cruise operating costs;
●	mechanical malfunctions and repairs, delays in our shipbuilding program, maintenance and refurbishments and the consolidation of qualified shipyard facilities;
●	the risks and increased costs associated with operating internationally;
●	our inability to recruit or retain qualified personnel or the loss of key personnel or employee relations issues;
●	impacts related to climate change and our ability to achieve our climate-related or other sustainability goals;
●	our inability to obtain adequate insurance coverage;
●	implementing precautions in coordination with regulators and global public health authorities to protect the health, safety and security of guests, crew and the communities we visit and to comply with related regulatory restrictions;
●	pending or threatened litigation, investigations and enforcement actions;
●	volatility and disruptions in the global credit and financial markets, which may adversely affect our ability to borrow and could increase our counterparty credit risks, including those under our credit facilities, derivatives, contingent obligations, insurance contracts and new ship progress payment guarantees;
●	our reliance on third parties to provide hotel management services for certain ships, technology services and certain other critical services;
●	fluctuations in foreign currency exchange rates;
●	our expansion into new markets and investments in new markets, businesses and land-based destination projects;
●	overcapacity in key markets or globally; and
●	other factors set forth under “Risk Factors” in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2026 and our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on March 2, 2026 (our “Annual Report on Form 10-K”).

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

Solely for convenience, certain trademarks and service marks referred to in this report appear without the ® or ™ symbols, but those references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights to these trademarks and service marks.

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

Unless otherwise indicated in this report, the following terms have the meanings set forth below:

●	2027 1.125% Exchangeable Notes. On November 19, 2021, pursuant to an indenture among NCLC, as issuer, NCLH, as guarantor, and U.S. Bank National Association, as trustee, NCLC issued $1,150.0 million aggregate principal amount of exchangeable senior notes due 2027.
●	2027 2.5% Exchangeable Notes. On February 15, 2022, pursuant to an indenture among NCLC, as issuer, NCLH, as guarantor, and U.S. Bank National Association, as trustee, NCLC issued $473.2 million aggregate principal amount of exchangeable senior notes due 2027.
●	2030 0.875% Exchangeable Notes. On April 7, 2025, pursuant to an indenture among NCLC, as issuer, NCLH, as guarantor, and U.S. Bank Trust Company, National Association, as trustee, NCLC issued $353.9 million aggregate principal amount of exchangeable senior notes due 2030.
●	2030 0.750% Exchangeable Notes. On September 11, 2025, pursuant to an indenture among NCLC, as issuer, NCLH, as guarantor, and U.S. Bank Trust Company, National Association, as trustee, NCLC issued $1,407.0 million aggregate principal amount of exchangeable senior notes due 2030.
●	Adjusted EBITDA. EBITDA adjusted for other income (expense), net and other supplemental adjustments.

●	Adjusted EPS. Adjusted Net Income divided by the number of diluted weighted-average shares outstanding.
●	Adjusted Gross Margin. Gross margin adjusted for payroll and related, fuel, food, other and ship depreciation inclusive of any loss on disposal of ships. Gross margin is calculated pursuant to GAAP as total revenue less total cruise operating expense and ship depreciation inclusive of any loss on disposal of ships.
●	Adjusted Net Cruise Cost Excluding Fuel. Net Cruise Cost Excluding Fuel adjusted for supplemental adjustments.
●	Adjusted Net Income. Net income adjusted for the effect of dilutive securities and other supplemental adjustments.
●	Berths. Double occupancy capacity per cabin (single occupancy per studio cabin) even though many cabins can accommodate three or more passengers.
●	Capacity Days. Berths available for sale multiplied by the number of cruise days for the period for ships in service excluding ships on long-term charters to third parties.
●	Dry-dock. A process whereby a ship is positioned in a large basin where all of the fresh/sea water is pumped out in order to carry out cleaning and repairs of those parts of a ship which are below the water line.
●	EBITDA. Earnings before interest, taxes, and depreciation and amortization.
●	EPS. Earnings per share.
●	GAAP. Generally accepted accounting principles in the U.S.
●	Gross Cruise Cost. The sum of total cruise operating expense and marketing, general and administrative expense.
●	Gross Tons. A unit of enclosed passenger space on a cruise ship, such that one gross ton equals 100 cubic feet or 2.831 cubic meters.
●	Net Cruise Cost. Gross Cruise Cost less commissions, transportation and other expense and onboard and other expense.
●	Net Cruise Cost Excluding Fuel. Net Cruise Cost less fuel expense.
●	Net Yield. Adjusted Gross Margin per Capacity Day.
●	Occupancy Percentage. The ratio of Passenger Cruise Days to Capacity Days. A percentage greater than 100% indicates that three or more passengers occupied some cabins.
●	Passenger Cruise Days. The number of passengers carried for the period, multiplied by the number of days in their respective cruises excluding ships on long-term charters to third parties.
●	Prestige Class Ships. Regent’s Seven Seas Prestige and three additional ships on order.
●	Prima Class Ships. Norwegian Prima, Norwegian Viva, Norwegian Aqua, Norwegian Luna, Norwegian Aura and Norwegian Bella.

●	Revolving Loan Facility. Our senior secured revolving credit facility among NCLC, as borrower, the subsidiary guarantors party thereto and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent. The Revolving Credit Facility was increased from approximately $2.5 billion as of September 30, 2026 to approximately $2.8 billion in October 2026.
●	SEC. U.S. Securities and Exchange Commission.
●	Shipboard Retirement Plan. An unfunded defined benefit pension plan for certain crew members which computes benefits based on years of service, subject to certain requirements.
●	Sonata Class Ships. Oceania Sonata, Oceania Arietta and three additional ships on order.

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

In addition, Adjusted Net Income and Adjusted EPS are non-GAAP financial measures that exclude certain amounts and are used to supplement GAAP net income and EPS. We use Adjusted Net Income and Adjusted EPS as key performance measures of our earnings performance. We believe that both management and investors benefit from referring to these non-GAAP financial measures in assessing our performance and when planning, forecasting and analyzing future periods. These non-GAAP financial measures also facilitate management’s internal comparison to our historical performance. In addition, management uses Adjusted EPS as a performance measure for our incentive compensation. The amounts excluded in the presentation of these non-GAAP financial measures may vary from period to period; accordingly, our presentation of Adjusted Net Income and Adjusted EPS may not be indicative of future adjustments or results. For example, for the nine months ended September 30, 2026, we had an expense of $22.4 million related to restructuring costs. We included this as an adjustment in the reconciliation of Adjusted Net Income since the loss is not representative of our day-to-day operations, and this adjustment did not occur and is not included in the comparative period presented within this report.

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

Financial Presentation

We categorize revenue from our cruise and cruise-related activities as either “passenger ticket” revenue or “onboard and other” revenue. Passenger ticket revenue and onboard and other revenue vary according to product offering, the size of the ship in operation, the length of cruises operated and the markets in which the ship operates. Our revenue is seasonal based on demand for cruises, which has historically been strongest during the Northern Hemisphere’s summer months. Passenger ticket revenue primarily consists of revenue for accommodations, meals in certain restaurants on the ship, certain onboard entertainment, government taxes, fees and port expenses and includes revenue for service charges and air and land transportation to and from the ship to the extent guests purchase these items from us. Onboard and other revenue primarily consists of revenue from casino, beverage sales, shore excursions, specialty dining, retail sales, spa services, Wi-Fi services and the revenue from long-term ship charters. Our onboard revenue is derived from onboard activities we perform directly or that are performed by independent concessionaires, from which we receive a share of their revenue.

Our cruise operating expense is classified as follows:

●	Commissions, transportation and other primarily consists of direct costs associated with passenger ticket revenue. These costs include travel advisor commissions, air and land transportation expenses, related credit card fees, certain government taxes, fees and port expenses and the costs associated with shore excursions and hotel accommodations included as part of the overall cruise purchase price.
●	Onboard and other primarily consists of direct costs incurred in connection with onboard and other revenue, including casino, beverage sales, shore excursions and long-term ship charters to third parties.
●	Payroll and related consists of the cost of wages, benefits and logistics for shipboard employees and costs of certain inventory items, including food, for a third party that provides crew and other hotel services for certain ships.
●	Fuel includes fuel costs, the impact of certain fuel hedges and fuel delivery costs.
●	Food consists of food costs for passengers and crew on certain ships.
●	Other consists of repairs and maintenance (including Dry-dock costs), ship insurance and other ship expenses.

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

Financing Transactions

In October 2026, NCLC issued $950.0 million aggregate principal amount of 8.750% senior unsecured notes due 2031. The net proceeds from the issuance of these notes, together with cash on hand, were used to (i) redeem all of the outstanding 6.125% senior notes due 2028, (ii) repay $380.0 million of outstanding borrowings under the Revolving Loan Facility and (iii) prepay approximately $42.2 million of outstanding borrowings under our export-credit backed financing facilities, in each case, together with any accrued and unpaid interest thereon, and to pay any related transaction premiums, fees and expenses. Concurrently with the issuance of these notes, NCLC entered into a third amendment to the Revolving Loan Facility, which was increased from approximately $2.5 billion to approximately $2.8 billion, and modifications were made to the collateral of the Revolving Loan Facility.

Update on Bookings

The Company’s booked position for the next 12 months has improved modestly but remains below its optimal range. The expanded offering at Great Stirrup Cay, including the recently opened Great Tides Waterpark, together with the upcoming rollout of a new marketing platform and improvements to revenue management capabilities, including the implementation of the base-loading strategy across 2027 and 2028 sailings, is expected to support stronger demand and a healthier booking curve over time. For 2027, the Company’s pricing is ahead of levels at the same time last year, while its booked position remains below the comparable prior-year position for the first half and is in line with the same time last year for the second half.

Fleet Optimization Strategy

In 2025, we initiated a fleet optimization strategy focused on addressing older vessels and enhancing the long‑term efficiency and competitiveness of our fleet. As part of this strategy, we entered into 10‑year bareboat charter agreements for Norwegian Sky and Norwegian Sun. The Norwegian Sky bareboat charter agreement commenced in September 2026. The Norwegian Sun bareboat charter agreement is expected to commence in late 2027. Each agreement includes a nominal purchase option.

In 2026, we further executed this strategy by entering into a nine‑year bareboat charter agreement for Seven Seas Navigator, scheduled to commence in late 2027 and also inclusive of a purchase option.

In September 2026, we sold Oceania Sirena, and we will continue to operate the vessel through the spring of 2028 under a bareboat charter.

Oceania Regatta commenced a two‑year time charter in September 2026. At the conclusion of the initial term, the charter may be extended for multiple years or, alternatively, the vessel may be sold to a third‑party.

In October 2026, we entered into a memorandum of agreement for the sale of Oceania Insignia. The sale is expected to close in September 2027. We will continue to operate the vessel through the sale date.

In parallel, we have elected to retain and materially reposition Oceania Nautica. Following a comprehensive refurbishment, the vessel is expected to be renamed Oceania Aurelia in late 2027. The refurbishment is intended to significantly enhance the ship’s guest experience and operational profile, enabling its redeployment on new itineraries and supporting its continued contribution to the fleet over the longer term.

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

We also advanced our global business sourcing strategy through the consolidation of technology vendors as well as other salary and benefit savings, generating approximately $100 million of additional expected run-rate savings, primarily from capital expenditures and marketing, general and administrative expense. Another approximately $100 million was identified in the third quarter of 2026 related to guest and crew air optimization and other tactical changes in promotional offerings, which primarily benefits Adjusted Gross Margin. These benefits are expected to be realized over time; however, continued cost discipline has contributed to lower-than-expected costs on a Capacity Day basis during the third quarter of 2026. Beyond the financial impact, these efforts represent an evolution in our culture, embedding cost awareness, accountability, and continuous improvement into the way we operate.

While macroeconomic and geopolitical headwinds and events, such as the ongoing conflict in the Middle East and misalignment between our commercial strategy and deployment, have and may continue to put pressures on revenue and fuel costs, we believe these impacts may be at least partially offset through the continued execution of our cost optimization efforts as well as our hedging strategy. Fuel is approximately 48% hedged for the remainder of 2026, which we believe helps mitigate a portion of near-term fuel price volatility. Our focus remains on managing the business for the long term, balancing disciplined pricing and cost control with guest experience and strategic investments for the future. Furthermore, we are exposed to fluctuations in the euro exchange rate for certain portions of ship construction contracts, euro-denominated debt and various exchange rates for customer deposits that have not been hedged. See “Item 1A. Risk Factors” in our Annual Report on Form 10-K for additional information.

Quarterly Overview

Three months ended September 30, 2026 (“2026”) compared to three months ended September 30, 2025 (“2025”)

●	Total revenue was comparable at $2.9 billion.
●	Net income and diluted EPS were $491.5 million and $1.07, respectively, compared to $419.3 million and $0.86, respectively.
●	Operating income was $624.3 million compared to $749.4 million.
●	Gross margin decreased 12.2% to $1.0 billion compared to $1.2 billion. Adjusted Gross Margin was comparable at $2.2 billion.
●	Adjusted Net Income and Adjusted EPS were $513.8 million and $1.12, respectively, in 2026, which included $22.3 million of adjustments. Adjusted Net Income and Adjusted EPS were $595.8 million and $1.20, respectively, in 2025, which included $169.2 million of adjustments primarily related to losses on extinguishment and modification of debt.
●	Adjusted EBITDA decreased 8.1% to $936.8 million compared to $1.0 billion.

We refer you to our “Results of Operations” below for a calculation of Adjusted Gross Margin, Adjusted Net Income, Adjusted EPS and Adjusted EBITDA.

Results of Operations

The following table sets forth selected statistical information:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Passengers carried	983,214	803,268	2,750,963	2,211,002
Passenger Cruise Days	7,204,938	6,828,243	20,585,418	18,904,286
Capacity Days	6,766,454	6,417,724	19,749,163	18,170,560
Occupancy Percentage	106.5%	106.4%	104.2%	104.0%

Adjusted Gross Margin and Net Yield were calculated as follows (in thousands, except Capacity Days and Yield data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Total revenue	$2,946,763	$2,938,142	$7,918,528	$7,583,192
Less:
Total cruise operating expense	1,667,668	1,554,859	4,632,357	4,315,644
Ship depreciation	266,348	229,579	757,185	667,070
Gross margin	1,012,747	1,153,704	2,528,986	2,600,478
Ship depreciation	266,348	229,579	757,185	667,070
Payroll and related	390,315	355,396	1,165,104	1,036,033
Fuel	195,733	175,913	584,043	508,304
Food	92,043	81,866	260,047	238,777
Other	205,722	197,701	613,721	578,827
Adjusted Gross Margin	$2,162,908	$2,194,159	$5,909,086	$5,629,489
Capacity Days	6,766,454	6,417,724	19,749,163	18,170,560
Gross margin per Capacity Day	$149.67	$179.77	$128.06	$143.11
Net Yield	$319.65	$341.89	$299.21	$309.81

Gross Cruise Cost, Net Cruise Cost, Net Cruise Cost Excluding Fuel and Adjusted Net Cruise Cost Excluding Fuel were calculated as follows (in thousands, except Capacity Days and per Capacity Day data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Total cruise operating expense	$1,667,668	$1,554,859	$4,632,357	$4,315,644
Marketing, general and administrative expense	367,118	383,002	1,246,003	1,167,432
Gross Cruise Cost	2,034,786	1,937,861	5,878,360	5,483,076
Less:
Commissions, transportation and other expense	547,675	521,981	1,429,948	1,405,159
Onboard and other expense	236,180	222,002	579,494	548,544
Net Cruise Cost	1,250,931	1,193,878	3,868,918	3,529,373
Less: Fuel expense	195,733	175,913	584,043	508,304
Net Cruise Cost Excluding Fuel	1,055,198	1,017,965	3,284,875	3,021,069
Less Other Non-GAAP Adjustments:
Non-cash deferred compensation (1)	614	553	1,842	1,658
Non-cash share-based compensation (2)	21,321	18,418	65,395	64,598
Professional advisory fees (3)	150	—	5,392	—
Restructuring costs (4)	2,710	—	22,387	—
Adjusted Net Cruise Cost Excluding Fuel	$1,030,403	$998,994	$3,189,859	$2,954,813
Capacity Days	6,766,454	6,417,724	19,749,163	18,170,560
Gross Cruise Cost per Capacity Day	$300.72	$301.95	$297.65	$301.76
Net Cruise Cost per Capacity Day	$184.87	$186.03	$195.90	$194.24
Net Cruise Cost Excluding Fuel per Capacity Day	$155.95	$158.62	$166.33	$166.26
Adjusted Net Cruise Cost Excluding Fuel per Capacity Day	$152.28	$155.66	$161.52	$162.62
(1)	Non-cash deferred compensation expenses related to the Shipboard Retirement Plan, which are included in payroll and related expense.
(2)	Non-cash share-based compensation expenses related to equity awards, which are included in marketing, general and administrative expense and payroll and related expense.
(3)	Incremental expenses related to activist investor activities, which are not associated with ongoing operations and are included in marketing, general and administrative expense.
(4)	Severance and other related fees associated with certain employee terminations, including non-cash share-based compensation expense related to accelerated vesting for a former executive, net of forfeitures, which are included in marketing, general and administrative expense.

Adjusted Net Income and Adjusted EPS were calculated as follows (in thousands, except share and per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Net income	$491,465	$419,295	$818,684	$408,992
Effect of dilutive securities - exchangeable notes	—	7,287	1,576	32,056
Net income and assumed conversion of exchangeable notes	491,465	426,582	820,260	441,048
Non-GAAP Adjustments:
Non-cash deferred compensation (1)	1,103	988	3,310	2,964
Non-cash share-based compensation (2)	21,321	18,418	65,395	64,598
Professional advisory fees (3)	150	—	5,392	—
Restructuring costs (4)	2,710	—	22,387	—
Extinguishment and modification of debt (5)	—	154,486	—	272,463
Net foreign currency adjustments on euro-denominated debt (6)	(19,815)	(4,662)	(90,113)	133,260
Loss on ship disposal (7)	16,825	—	16,825	—
Adjusted Net Income	$513,759	$595,812	$843,456	$914,333
Diluted weighted-average shares outstanding - Net income and Adjusted Net Income	460,423,326	495,727,378	463,719,391	505,317,442
Diluted EPS	$1.07	$0.86	$1.77	$0.87
Adjusted EPS	$1.12	$1.20	$1.82	$1.81
(1)	Non-cash deferred compensation expenses related to the Shipboard Retirement Plan, which are included in payroll and related expense and other income (expense), net.
(2)	Non-cash share-based compensation expenses related to equity awards, which are included in marketing, general and administrative expense and payroll and related expense.
(3)	Incremental expenses related to activist investor activities, which are not associated with ongoing operations and are included in marketing, general and administrative expense.
(4)	Severance and other related fees associated with certain employee terminations, including non-cash share-based compensation expense related to accelerated vesting for a former executive, net of forfeitures, which are included in marketing, general and administrative expense.
(5)	Losses on extinguishment of debt and modification of debt are included in interest expense, net.
(6)	Net gains and losses for foreign currency remeasurements of our euro-denominated debt principal included in other income (expense), net.
(7)	A loss on disposal related to the sale of Oceania Sirena, which is included in depreciation and amortization expense.

EBITDA and Adjusted EBITDA were calculated as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Net income	$491,465	$419,295	$818,684	$408,992
Interest expense, net	170,544	328,816	507,418	783,470
Income tax (benefit) expense	(6,834)	14,341	(437)	13,838
Depreciation and amortization expense	287,703	250,832	819,624	725,889
EBITDA	942,878	1,013,284	2,145,289	1,932,189
Other (income) expense, net (1)	(30,901)	(13,003)	(105,121)	167,927
Other Non-GAAP Adjustments:
Non-cash deferred compensation (2)	614	553	1,842	1,658
Non-cash share-based compensation (3)	21,321	18,418	65,395	64,598
Professional advisory fees (4)	150	—	5,392	—
Restructuring costs (5)	2,710	—	22,387	—
Adjusted EBITDA	$936,772	$1,019,252	$2,135,184	$2,166,372
(1)	Primarily consists of gains and losses, net for foreign currency remeasurements.
(2)	Non-cash deferred compensation expenses related to the Shipboard Retirement Plan, which are included in payroll and related expense.
(3)	Non-cash share-based compensation expenses related to equity awards, which are included in marketing, general and administrative expense and payroll and related expense.
(4)	Incremental expenses related to activist investor activities, which are not associated with ongoing operations and are included in marketing, general and administrative expense.
(5)	Severance and other related fees associated with certain employee terminations, including non-cash share-based compensation expense related to accelerated vesting for a former executive, net of forfeitures, which are included in marketing, general and administrative expense.

Three months ended September 30, 2026 (“2026”) compared to three months ended September 30, 2025 (“2025”)

Revenue

Total revenue was $2.9 billion in both 2026 and 2025. The revenue was flat primarily due to an increase in Capacity Days related to the delivery of new ships offset by a decrease in revenue per Capacity Day driven by a decline in ticket pricing.

Expense

Total cruise operating expense increased 7.3% primarily due to the delivery of new ships. Total other operating expense increased 3.3% in 2026 compared to 2025 primarily related to an increase in depreciation and amortization expense primarily related to the delivery of new ships, ship improvements and a loss on disposal related to the sale of Oceania Sirena.

Interest expense, net was $170.5 million in 2026 compared to $328.8 million in 2025. The change in interest expense primarily reflects losses in 2025 from extinguishment of debt and debt modification costs, which were $154.5 million.

Other income (expense), net was income of $30.9 million in 2026 compared to $13.0 million in 2025. The income primarily related to net gains on foreign currency remeasurements.

Nine months ended September 30, 2026 (“2026”) compared to nine months ended September 30, 2025 (“2025”)

Revenue

Total revenue was $7.9 billion in 2026 and $7.6 billion in 2025 primarily due to an increase in Capacity Days related to the delivery of new ships, partially offset by a decrease in revenue per Capacity Day driven by a decline in ticket pricing.

Expense

Total cruise operating expense increased 7.3% primarily related to the delivery of new ships. Total other operating expense increased 9.1% in 2026 compared to 2025 primarily related to an increase in depreciation and amortization expense primarily related to the delivery of new ships, ship improvements and a loss on disposal related to the sale of Oceania Sirena.

Interest expense, net was $507.4 million in 2026 compared to $783.5 million in 2025. The change in interest expense primarily reflects losses in 2025 from extinguishment of debt and debt modification costs, which were $272.5 million.

Other income (expense), net was income of $105.1 million in 2026 compared to expense of $167.9 million in 2025. The income and expense primarily related to net gains and losses on foreign currency remeasurements.

Liquidity and Capital Resources

General

As of September 30, 2026, our liquidity was approximately $1.4 billion, including cash and cash equivalents of $256.5 million and $1.1 billion available under our Revolving Loan Facility. Our primary ongoing liquidity requirements are to finance working capital, capital expenditures and debt service.

In October 2026, NCLC issued $950.0 million aggregate principal amount of 8.750% senior unsecured notes due 2031. The net proceeds from the issuance of these notes, together with cash on hand, were used to (i) redeem all of the outstanding 6.125% senior notes due 2028, (ii) repay $380.0 million of outstanding borrowings under the Revolving Loan Facility and (iii) prepay approximately $42.2 million of outstanding borrowings under our export-credit backed financing facilities, in each case, together with any accrued and unpaid interest thereon, and to pay any related transaction premiums, fees and expenses. Concurrently with the issuance of these notes, NCLC entered into a third amendment to the Revolving Loan Facility, which was increased from approximately $2.5 billion to approximately $2.8 billion, and modifications were made to the collateral of the Revolving Loan Facility.

See Note 7 – “Long-Term Debt” for further details about the above financing transaction.

Based on our liquidity estimates and our current resources, we have concluded we have sufficient liquidity to satisfy our obligations for at least the next 12 months. There can be no assurance that the assumptions used to estimate our liquidity requirements will be correct, and our ability to be predictive is uncertain due to the dynamic nature of the current operating environment, including any current macroeconomic events and conditions such as inflation, tariff increases and trade wars, rising fuel prices and higher interest rates. Within the next 12 months, we may optimize our liquidity or pursue other refinancings in order to reduce interest expense and/or extend debt maturities. We expect to repay each of the remaining 2027 1.125% Exchangeable Notes and 2027 2.5% Exchangeable Notes in cash or refinance prior to maturity. There is no assurance that cash flows from operations and additional financings will be available in the future to fund our future obligations. Beyond the next 12 months, we will pursue refinancings and other balance sheet optimization transactions in order to reduce interest expense and/or extend debt maturities. Refer to “Item 1A. Risk Factors” in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for further details regarding risks and uncertainties that may cause our results to differ from our expectations.

As of September 30, 2026, we were in compliance with all of our debt covenants. If we do not continue to remain in compliance with our covenants, we would have to seek additional amendments to or waivers of the covenants. However, no assurances can be made that such amendments or waivers would be approved by our lenders. Generally, if an event of default under any debt agreement occurs, then pursuant to cross default and/or cross acceleration clauses, substantially all of our outstanding debt and derivative contract payables could become due, and all debt and derivative contracts could be terminated, which would have a material adverse impact on our operations and liquidity.

Our Moody’s long-term issuer rating is B1, and our senior unsecured rating is B3. Our S&P Global issuer credit rating is B+, our issue-level rating on our Revolving Loan Facility is BB, and our senior unsecured rating is B+. If our credit ratings were to be downgraded as has occurred in the past, or general market conditions were to ascribe higher risk to our rating levels, our industry, or us, our access to capital and the cost of any debt or equity financing will be negatively impacted. We also have capacity to incur additional indebtedness under our debt agreements and may issue additional ordinary shares from time to time, subject to our authorized number of ordinary shares. However, there is no guarantee that debt or equity financings will be available in the future to fund our obligations or that they will be available on terms consistent with our expectations.

The Company also has agreements with its credit card processors that govern the vast majority of advance ticket sales that are received by the Company relating to future voyages. These agreements allow the credit card processors to require, under certain circumstances, that the Company maintain a reserve which would be satisfied by posting collateral. Although the agreements vary, these requirements may generally be satisfied either through a percentage of customer payments withheld or providing cash funds directly to the card processor. As of September 30, 2026, the Company was not required to maintain any reserve funds.

Sources and Uses of Cash

In this section, references to “2026” refer to the nine months ended September 30, 2026 and references to “2025” refer to the nine months ended September 30, 2025.

Net cash provided by operating activities was $1.7 billion in 2026 and $1.6 billion in 2025. The net cash provided by operating activities included net income and timing differences in cash receipts and payments relating to operating assets and liabilities.

Net cash used in investing activities was $2.2 billion in 2026 and $2.8 billion in 2025. The net cash used in investing activities was primarily related to the delivery of Norwegian Luna and was partially offset by proceeds from the sale of Oceania Sirena in 2026. The net cash used in investing activities was primarily related to the delivery of Norwegian Aqua and Oceania Allura in 2025.

Net cash provided by financing activities was $534.9 million in 2026 primarily due to newbuild loans related to the delivery of Norwegian Luna and net receipts from our Revolving Loan Facility, partially offset by scheduled repayments of newbuild loans. Net cash provided by financing activities was $1.2 billion in 2025 primarily due to newbuild loans related to the delivery of Norwegian Aqua and Oceania Allura, net receipts from our Revolving Loan Facility and the impact of various note refinancings.

Future Capital Commitments

Future capital commitments consist of contracted commitments, including ship construction contracts. Anticipated expenditures related to ship construction contracts and growth, which may include private island developments and enhancements and other strategic growth initiatives, were $1.1 billion for the remainder of 2026 and $3.1 billion and $1.8 billion for the years ending December 31, 2027 and 2028, respectively. The Company has export credit financing in place for the anticipated expenditures related to ship construction contracts of $0.6 billion for the remainder of 2026 and $2.0 billion and $1.3 billion for the years ending December 31, 2027 and 2028, respectively. Anticipated other non-newbuild capital expenditures for the remainder of 2026 are approximately $0.1 billion. Future expected capital expenditures will significantly increase our depreciation and amortization expense.

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

Year	Brand	Class	Ship Name	Gross Tons(1)	Berths(1)	Status
2026	Regent Seven Seas Cruises	Prestige Class 1	Seven Seas Prestige	~77,000	~822	Contract effective / financed(3)
2027	Norwegian Cruise Line	Next Gen "Methanol-Ready(2)" Prima Class 5	Norwegian Aura	~170,000	~3,880	Contract effective / financed(3)
2027	Oceania Cruises	Sonata Class 1	Oceania Sonata	~86,000	~1,390	Contract effective / financed(3)
2028	Norwegian Cruise Line	Next Gen "Methanol-Ready(2)" Prima Class 6	Norwegian Bella	~170,000	~3,920	Contract effective / financed(3)
2029	Oceania Cruises	Sonata Class 2	Oceania Arietta	~86,000	~1,390	Contract effective / financed(3)
2030	Norwegian Cruise Line	New Class 1	To come	~227,000	~5,000	Contract effective / financed(3)
2030	Regent Seven Seas Cruises	Prestige Class 2	To come	~77,000	~822	Contract effective / financed(3)
2032	Oceania Cruises	Sonata Class 3	To come	~86,000	~1,390	Contract effective, but not yet financed
2032	Norwegian Cruise Line	New Class 2	To come	~227,000	~5,000	Contract effective / financed(3)
2033	Regent Seven Seas Cruises	Prestige Class 3	To come	~77,000	~822	Contract effective, but not yet financed
2034	Norwegian Cruise Line	New Class 3	To come	~227,000	~5,000	Contract effective / financed(3)
2035	Oceania Cruises	Sonata Class 4	To come	~86,000	~1,390	Contract effective, but not yet financed
2036	Norwegian Cruise Line	New Class 4	To come	~227,000	~5,000	Contract effective / financed(3)
2036	Regent Seven Seas Cruises	Prestige Class 4	To come	~77,000	~822	Contract will be effective upon financing
2037	Oceania Cruises	Sonata Class 5	To come	~86,000	~1,390	Contract will be effective upon financing
2037	Norwegian Cruise Line	New Class 5	To come	~227,000	~5,000	Contract will be effective upon financing
(1)	Berths and gross tons are preliminary and subject to change as we approach delivery.
(2)	Designs for the final two Prima Class ships have been lengthened and reconfigured to accommodate the use of green methanol as a future fuel source. Additional modifications will be needed to fully enable the use of green methanol.
(3)	We have obtained export credit financing which is expected to fund approximately 80% of the contract price of each ship as well as related financing premiums, subject to certain conditions.

As of September 30, 2026, the combined contract prices, including amendments and change orders, of the 13 ships on order that are effective were approximately €18.0 billion, or $20.4 billion based on the euro/U.S. dollar exchange rate as of September 30, 2026. We do not anticipate any contractual breaches or cancellations to occur. However, if any such events were to occur, it could result in, among other things, the forfeiture of prior deposits or payments made by us and potential claims and impairment losses which may materially impact our business, financial condition and results of operations.

Capitalized interest for the three months ended September 30, 2026 and 2025 was $26.0 million and $21.6 million, respectively, and for the nine months ended September 30, 2026 and 2025 was $73.9 million and $65.5 million, respectively, primarily associated with the construction of our newbuild ships.

Material Cash Requirements

As of September 30, 2026, our material cash requirements for debt and ship construction were as follows (in thousands):

	Remainder of
	2026	2027	2028	2029	2030	2031	Thereafter	Total
Long-term debt (1)	$309,910	$1,715,438	$1,922,203	$1,883,012	$4,516,639	$2,175,522	$5,825,259	$18,347,983
Ship construction contracts (2)	864,295	2,495,105	1,456,149	1,266,516	3,274,155	262,887	9,802,067	19,421,174
Total	$1,174,205	$4,210,543	$3,378,352	$3,149,528	$7,790,794	$2,438,409	$15,627,326	$37,769,157
(1)	Includes principal as well as estimated interest payments with Term Secured Overnight Financing Rate (“SOFR”) held constant as of September 30, 2026. Excludes the impact of any future possible refinancings and undrawn export-credit backed facilities.
(2)	Ship construction contracts are for our 13 non-cancelable newbuild ships based on the euro/U.S. dollar exchange rate as of September 30, 2026. As of September 30, 2026, we have committed undrawn export-credit backed facilities of approximately $10.8 billion, which fund approximately 80% of our ship construction contracts, with the exception of the two Sonata Class Ships on order for Oceania Cruises with currently scheduled delivery in 2032 and 2035 and the Prestige Class Ship on order for Regent Seven Seas Cruises with currently scheduled delivery in 2033.

Funding Sources

Certain of our debt agreements contain covenants that, among other things, require us to maintain a minimum level of liquidity, as well as limit our net funded debt-to-capital ratio and maintain certain other ratios. Approximately $15 billion of the net book value of our assets was pledged as collateral for certain of our debt as of September 30, 2026. We believe we were in compliance with our covenants as of September 30, 2026.

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

Additionally, we similarly consider opportunities for the sale of ships and long-term charters with purchase options. We continue to evaluate additional long-term charters and ship sales. These types of agreements are being pursued as part of our ship disposal strategy for certain older vessels in our fleet. We refer you to “—Fleet Optimization Strategy” for information about these arrangements.

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

Interest Rate Risk

As of September 30, 2026, 88% of our debt was fixed and 12% was variable. As of December 31, 2025, 90% of our debt was fixed and 10% was variable. The change in our fixed rate percentage from December 31, 2025 to September 30, 2026 was primarily due to the addition of variable rate debt. Based on our September 30, 2026 outstanding variable rate debt balance, a one percentage point increase in annual SOFR interest rates would increase our annual interest expense by approximately $18.2 million excluding the effects of capitalization of interest.

Foreign Currency Exchange Rate Risk

We use foreign currency derivatives to hedge the exposure to volatility in foreign currency exchange rates related to our ship construction contracts denominated in euros. As of September 30, 2026, the payments not hedged aggregated €14.1 billion, or $16.0 billion based on the euro/U.S. dollar exchange rate as of September 30, 2026. As of December 31, 2025, the payments not hedged aggregated €16.4 billion, or $19.3 billion, based on the euro/U.S. dollar exchange rate as of December 31, 2025. The change from December 31, 2025 to September 30, 2026 was primarily due to the addition of foreign currency derivatives, partially offset by newly effective ship construction contracts. We estimate that a 10% change in the euro as of September 30, 2026 would result in a $1.6 billion change in the U.S. dollar value of the foreign currency denominated remaining payments.

Additionally, we borrow certain debt denominated in euros in connection with our newbuild program. Net gains and losses recognized in other income (expense), net from exchange rate remeasurements on euro-denominated debt were gains of $19.8 million and $4.7 million for the three months ended September 30, 2026 and 2025, respectively, and gains of $90.1 million and losses of $133.3 million for the nine months ended September 30, 2026 and 2025, respectively. As of September 30, 2026, the total aggregate euro-denominated debt balance not hedged was approximately €2.1 billion, or $2.4 billion based on the euro/U.S. dollar exchange rate as of September 30, 2026. As of December 31, 2025, the total aggregate euro-denominated debt balance not hedged was approximately €1.7 billion, or $2.0 billion based on the euro/U.S. dollar exchange rate as of December 31, 2025. The change from December 31, 2025 to September 30, 2026 was primarily due to the delivery of Norwegian Luna, partially offset by additional foreign exchange forwards. We estimate that a 10% change in the euro as of September 30, 2026 would result in a $237.7 million change in the U.S. dollar value of the foreign currency denominated debt principal not hedged.

Fuel Price Risk

Our exposure to market risk for changes in fuel prices relates to the forecasted purchases of fuel on our ships. Fuel expense, as a percentage of our total cruise operating expense, was 11.7% and 11.3% for the three months ended September 30, 2026 and 2025, respectively, and was 12.6% and 11.8% for the nine months ended September 30, 2026 and 2025, respectively. We use fuel derivative agreements to mitigate the financial impact of fluctuations in fuel prices, and as of September 30, 2026, we had hedged approximately 48% and 39% of our remaining 2026 and 2027 projected metric tons of fuel purchases, respectively. As of December 31, 2025, we had hedged approximately 51% and 22% of our 2026 and 2027 projected metric tons of fuel purchases, respectively. The percentage of fuel purchases hedged changed between December 31, 2025 and September 30, 2026 primarily due to maturity of fuel swaps in 2026 and additional fuel swaps in 2027.

We estimate that a 10% increase in our weighted-average fuel price would increase our anticipated 2026 fuel expense by $25.1 million. This increase would be offset by an increase in the fair value of all our fuel swap agreements of $11.6 million. Fair value of our derivative contracts is derived using valuation models that utilize the income valuation approach. These valuation models take into account the contract terms such as maturity, as well as other inputs such as fuel types, fuel curves, creditworthiness of the counterparty and the Company, as well as other data points.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, as of September 30, 2026. There are inherent limitations in the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon management’s evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2026 to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that it is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

We refer you to our Annual Report on Form 10-K and Quarterly Reports on Form 10-Q for a discussion of the risk factors that affect our business and financial results. We caution you that the risk factors discussed in “Item 1A. Risk Factors” in our Annual Report on Form 10-K and this Quarterly Report on Form 10-Q, elsewhere in this report or other SEC filings could cause future results to differ materially from those stated in any forward-looking statements. You should not interpret the disclosure of a risk to imply that the risk has not already materialized. The impact of macroeconomic conditions and global conflicts has also had the effect of heightening many of the other risks described in the “Risk Factors” included in our Annual Report on Form 10-K and Quarterly Reports on Form 10-Q, such as those relating to our need to generate sufficient cash flows to service our indebtedness, and our ability to comply with the covenants contained in the agreements that govern our indebtedness.

Except as set forth below, there have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K and this Quarterly Report on Form 10-Q.

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

Item 5. Other Information

10b5-1 Trading Arrangements

During the three months ended September 30, 2026, none of our directors or officers subject to Section 16 of the Securities Exchange Act of 1934 adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (in each case, as defined in Item 408(a) of Regulation S-K).

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

4.1

Indenture, dated October 15, 2026, between NCL Corporation Ltd., as issuer, and U.S. Bank Trust Company, National Association, as trustee (including the form of Notes) (incorporated herein by reference to Exhibit 4.1 to Norwegian Cruise Line Holdings Ltd.’s Form 8-K filed on October 15, 2026 (File No. 001-35784)).

10.1

Third Amendment to the Seventh Amended and Restated Credit Agreement, dated October 15, 2026, by and among NCL Corporation Ltd., as borrower, the subsidiary guarantors party thereto, the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, and the joint bookrunners and arrangers and co-documentation agents named therein (incorporated herein by reference to Exhibit 10.1 to Norwegian Cruise Line Holdings Ltd.’s Form 8-K filed on October 15, 2026 (File No. 001-35784)).#

10.2

Employment Agreement by and between NCL (Bahamas) Ltd. and Meghan Montana, entered into on October 27, 2026 (incorporated herein by reference to Exhibit 10.1 to Norwegian Cruise Line Holdings Ltd.’s Form 8-K filed on October 29, 2026 (File No. 001-35784)).†

10.3

Transition and Release Agreement by and between NCL (Bahamas) Ltd. and Mark A. Kempa, entered into on October 27, 2026 (incorporated herein by reference to Exhibit 10.2 to Norwegian Cruise Line Holdings Ltd.’s Form 8-K filed on October 29, 2026 (File No. 001-35784)).†

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

101*

The following unaudited consolidated financial statements from Norwegian Cruise Line Holdings Ltd.’s Quarterly Report on Form 10‑Q for the quarterly period ended September 30, 2026, formatted in Inline XBRL:

(i) the Consolidated Statements of Operations for the three and nine months ended September 30, 2026 and 2025;

(ii) the Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2026 and 2025;

(iii) the Consolidated Balance Sheets as of September 30, 2026 and December 31, 2025;

(iv) the Consolidated Statements of Cash Flows for the nine months ended September 30, 2026 and 2025;

(v) the Consolidated Statements of Changes in Shareholders’ Equity for the three and nine months ended September 30, 2026 and 2025; and

(vi) the Notes to the Consolidated Financial Statements.

104*

The cover page from Norwegian Cruise Line Holdings Ltd.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2026, formatted in Inline XBRL and included in the interactive data files submitted as Exhibit 101.

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

Dated: October 29, 2026